Form 10-K
period 1993-12-31
BEMIS CO INC
filed 1994-03-24
CIK 11199

                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549

                                       FORM 10-K

                        ANNUAL REPORT PURSUANT TO SECTION 13 OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                      For The Fiscal Year Ended December 31, 1993
                             Commission File Number 0-1387

                                  BEMIS COMPANY, INC.
                 (Exact name of registrant as specified in its charter)

                  Missouri                                  43-0178130
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

      222 South 9th Street, Suite 2300, Minneapolis, Minnesota      55402-4099

               (Address of principal executive offices)

      Registrant's telephone number, including area code  (612) 376-3000

      Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
         Title of each class                             on which registered

             Common stock                                New York Stock Exchange
           Par Value $.10 Per Share
        (51,201,326 shares outstanding
           as of December 31, 1993)

          Securities registered pursuant to Section 12(g) of the Act:

                                        None

          Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                                 YES  X      NO
                                     ----       ----
                         Aggregate market value of the voting
                    stock held by non-affiliates of the registrant:

     51,211,326 shares @ $22.00 per share as of March 14, 1994 - $1,126,649,000

                          DOCUMENTS INCORPORATED BY REFERENCE
                          -----------------------------------

               1993 Annual Report to Shareholders - Part I and Part II

                  Proxy Statement - Annual Meeting of Stockholders -

                           May 5, 1994 - Part I and Part III

ITEM 1 - BUSINESS

      Bemis Company, Inc., a Missouri corporation, continues a business formed in 1858. The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.

      The Registrant is a principal manufacturer of flexible packaging products and specialty coated and graphics products. Information about the Registrant's operations in different business segments appearing on pages 38 and 39 of the the accompanying 1993 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

      As of December 31, 1993, the Registrant had approximately 7,600 employees, of which an estimated 5,100 were classified as production employees. Most of the production employees are covered by collective bargaining contracts involving six different international unions and 22 individual contracts with terms ranging from three to five years. During 1993, six contracts covering approximately 800 employees at six different locations in the United States were successfully negotiated. During 1994, seven labor agreements are scheduled to expire.

      Working capital elements throughout the year fluctuate in relation to the level of business. Customer and vendor payment terms are generally net 30 days; exceptions to these terms are not material. Inventory levels reflect a reasonable balance between raw material pricing and availability, and our commitment to promptly fill customer orders.

      Backlogs are not a significant factor in the industries in which the Registrant operates; most orders placed with the Registrant are for delivery within 90 days or less.

      The Registrant owns patents, licenses, trademarks, and trade names on its products. The loss of any or all patents, licenses, trademarks, or trade names would not have a materially adverse effect on the Registrant's results as a whole or either of its segments. The business of each of the segments is not seasonal to any significant extent. A summary of the Registrant's business activities reported by its two business segments follows:

FLEXIBLE PACKAGING PRODUCTS - The Registrant and its subsidiaries manufacture a broad range of industrial and consumer packaging comprised of coated and laminated films, polyethylene packaging, packaging machinery, multiwall and consumer-size paper packaging and specialty containers.
Coated and laminated film packaging includes extruding, coating, laminating, metallizing, printing and converting to perishable and frozen food packaging, and products such as stretch film and carton sealing tape. Coated and laminated films accounted for 32%, 32% and 31%, of consolidated net sales for the years 1993, 1992 and 1991, respectively.

Polyethylene packaging products include extruded products, printed roll stock and pre-formed bags. Polyethylene products accounted for 16%, 10% and 9% of consolidated net sales for the years 1993, 1992 and 1991, respectively. Packaging machinery includes the manufacture of packaging systems for an extensive list of consumer and industrial products ranging from toilet tissue, candy and frozen vegetables to fertilizer, insulation materials, detergent and pharmaceutical products. Packaging machinery accounted for 9%, 9% and 9% of consolidated net sales for the years 1993, 1992 and 1991, respectively. Multiwall and consumer-size paper bags are produced for a wide range of industrial and consumer packaging products such as seed, feed, flour, cement and chemicals, and small consumer-size packages for such products as sugar, flour, rice and petfood. Sales of this product line accounted for 17%, 16% and 17% of consolidated net sales for the years 1993, 1992 and 1991, respectively.

SPECIALTY COATED AND GRAPHICS PRODUCTS - The Registrant manufactures pressure-sensitive materials which includes a full line of industrial adhesive products for mounting and bonding, quality roll label and sheet print stocks for numerous applications including packaging labels, and a line of highly specialized laminates for graphics and photography. Pressure-sensitive materials accounted for 24%, 27% and 25% of consolidated net sales for the years 1993, 1992 and 1991, respectively. This product segment also includes the manufacture of pressure-sensitive label applicating equipment, rotogravure cylinders and film services.

MARKETING, DISTRIBUTION AND COMPETITION
      While the Registrant's sales are made through a variety of distribution methods, more than 70% of each segment's sales are made by the Registrant's sales force. Sales offices and plants are located throughout the United States, Canada, Great Britain, Europe and Scandinavia to provide prompt and economical service to more than 30,000 customers. The highly technical sales force is supported by product development engineers, design technicians and a customer service organization.

      No single customer accounts for 10% or more of the Registrant's total sales of either of its two business segments. Furthermore, the loss of one or a few major customers would not have a material adverse effect on their operating results.

      The major markets in which the Registrant sells its products are highly competitive. Areas of competition include price, innovation, quality and service. This competition is significant as to both the size and number of competing firms.

      Major competitors in the Flexible Packaging Products segment include American National Can, Printpack, James River, Cryovac, Huntsman Chemical, AEP Industries, Stone Container and Union Camp. In the Specialty Coated and Graphics Products segment major competitors include Avery-Dennison, Flexcon, Minnesota Mining and Manufacturing, Jackstadt (Germany) and Haarla (Finland).

The Registrant considers itself to be a significant factor in the market niches it serves; however, due to the diversity of the Flexible Packaging and Specialty Coated and Graphics Products segments, the Registrant's precise competitive position in these markets is not reasonably determinable.

      Advertising is limited primarily to business and trade publications, and emphasizes our packaging and related capabilities and the individual problem-solving approach to customer problems.

RAW MATERIALS

      Plastic resins, paper and chemicals constitute the basic major raw materials. These are purchased from a variety of industry sources. While temporary shortages of raw materials may occur occasionally, these items are currently readily available.

RESEARCH AND DEVELOPMENT EXPENSE
  Research and development expenditures were as follows:

                                              1993         1992         1991
                                          -----------  -----------  -----------
 Flexible Packaging Products              $ 9,910,000  $10,791,000  $ 8,214,000
 Specialty Coated and Graphics Products     4,174,000    5,148,000    5,009,000
                                           ----------   ----------   ----------
             Total                        $14,084,000  $15,939,000  $13,223,000
                                           ----------   ----------   ----------

ENVIRONMENT CONTROL

      Compliance with federal, state and local provisions which have been enacted or adopted regulating discharges of materials into the environment, or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings and competitive position of the Registrant and its subsidiaries.

ITEM 2 - PROPERTIES

      Properties utilized by the Registrant and its subsidiaries at December 31, 1993, were as follows:

FLEXIBLE PACKAGING PRODUCTS - The Registrant has 33 manufacturing plants of which seven are leased, located in 17 states and two foreign countries. Leases generally provide for minimum terms of two to 45 years and have one or more five-year renewal options. The initial terms of leases in effect at December 31, 1993, expire between 1994 and 2009.

SPECIALTY COATED AND GRAPHICS PRODUCTS - The Registrant has nine manufacturing plants of which three are leased, located in four states and three foreign countries. Leases generally provide for minimum terms of five to 25 years and have one or more renewal options. The initial terms of leases in effect as of December 31, 1993, expire between 1996 and 2008.

CORPORATE - The executive offices of the Registrant, which are leased, are located in Minneapolis, Minnesota.

      The Registrant considers its plants and other physical properties to be suitable, adequate and of sufficient productive capacity to meet the requirements of its business. The manufacturing plants operate at varying levels of capacity depending on the type of operation and market conditions.

ITEM 3 - LEGAL PROCEEDINGS

      The Registrant is involved in a number of lawsuits, including superfund litigation, incidental to its business. None of the litigation is material to the Registrant, and the Registrant is not aware of any pending or threatened litigation that is likely to have a material adverse affect upon the Registrant's business, operating results or financial condition. The Registrant is a potentially responsible party (PRP) in approximately twenty superfund sites around the United States. At over one half of these sites the Registrant has full insurance protection. At a majority of the remaining sites the Registrant is a "de minimis" PRP and has negotiated a position as such. In all cases in which the Registrant is uninsured or where insurance coverage is in dispute, the Registrant has reserved an amount that it believes to be adequate to cover its exposure.
                                       - 6 -

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                   None

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDERS MATTERS

      The information required by this item appearing on pages 1 and 22 of the accompanying 1993 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA

      The information required by this item appearing on page 23 of the accompanying 1993 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item appearing on pages 19 to 22 of the accompanying 1993 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements, together with the report thereon of Price Waterhouse dated January 24, 1994, and quarterly data appearing on pages 24 to 39 of the accompanying 1993 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in items 1, 5, 6, 7 and 8, the 1993 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                                        None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information on directors is omitted because the Registrant will have filed with the Commission a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 1993.

      The following sets forth the name, age and business experience for the last five years of the principal executive officers of the Registrant. Unless otherwise noted, each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.

                                                                            Period
                                                                        the Positions
         Name          Age              Positions Held                    Were Held
- --------------------   ---  -------------------------------------       ---------------

LeRoy F. Bazany         61  Vice President and Controller               1982 to present

Jeffrey H. Curler       43  Executive Vice President                    1991 to present
                            President - Curwood, Inc.               (1) 1982 to 1991

Benjamin R. Field, III  55  Senior Vice President, Chief
                              Financial Officer and Treasurer           1992 to present
                            Vice President and Treasurer                1982 to 1992

Scott W. Johnson        53  Senior Vice President, General
                              Counsel and Secretary                     1992 to present
                            Vice President - General Counsel
                              and Secretary                             1988 to 1992

Robert F. Mlnarik       52  Executive Vice President                    1991 to present
                            President and Chief Executive
                              Officer - Morgan Adhesives Co.        (2) 1986 to 1991

John H. Roe             54  President and Chief Executive Officer       1990 to present
                            President and Chief Operating Officer       1987 to 1990
                            Executive Vice President                    1983 to 1987

Lawrence E. Schwanke    53  Vice President - Human Resources            1990 to present
                            Director Personnel - Industrial Relations   1985 to 1990



(1) Curwood, Inc. is a 100% owned subsidiary of the Registrant.

(2) Morgan Adhesives Co. is 86.9% owned subsidiary of the Registrant.


ITEM 11 - MANAGEMENT REMUNERATION


      The information required by this item is omitted because the Registrant will have filed with the Commission a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 1993.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is omitted because the Registrant will have filed with the Commission a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 1993.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is omitted because the Registrant will have filed with the Commission a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 1993.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report:



                                                                          Pages in
                                                                       Annual Report*
                                                                       -------------
         (1) FINANCIAL STATEMENTS:
             Report of Independent Accountants .  .  .  .  .  .  .  .        24
             Consolidated Statement of Income for
               the Three Years Ended December 31, 1993  .  .  .  .  .        25
             Consolidated Balance Sheet
               at December 31, 1993 and 1992.  .  .  .  .  .  .  .  .      26, 27
             Consolidated Statement of Cash Flows for
               the Three Years Ended December 31, 1993  .  .  .  .  .      28, 29
             Consolidated Statement of Stockholders' Equity
               for the Three Years Ended December 31, 1993 .  .  .  .        30
             Notes to Consolidated Financial Statements .  .  .  .  .     31 to 39

      *Incorporated by reference from the indicated pages of the 1993 Annual Report to Shareholders.

                                                                           Pages in
                                                                          Form 10-K
        (2) FINANCIAL STATEMENT SCHEDULES FOR YEARS 1993, 1992 AND 1991
            Report of Independent Accountants on Financial Statement
              Schedules for the Three Years Ended December 31, 1993  .        12
            Schedule V - Property and Equipment .  .  .  .  .  .  .  .      14, 15
            Schedule VI - Accumulated Depreciation
                            of Property and Equipment .  .  .  .  .  .      16, 17
            Schedule VIII - Valuation and Qualifying
                              Accounts and Reserves.  .  .  .  .  .  .        18
            Schedule X - Supplementary Income Statement Information  .        19



      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) Exhibits

                 13.      1993 Annual Report to Shareholders

                 22.      Subsidiaries of the Registrant

                 All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


      (b) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1993.

                          REPORT OF INDEPENDENT ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULES



       To the Board of Directors
          of Bemis Company, Inc.

             Our audits of the consolidated financial statements referred to in our report dated January 24, 1994, appearing on page 24 of the 1993 Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                         Price Waterhouse

                                                         PRICE WATERHOUSE

        Minneapolis, Minnesota
        January 24, 1994



                          CONSENT OF INDEPENDENT ACCOUNTANTS


              We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (number 2-61796) of Bemis Company, Inc. of our report dated January 24, 1994, appearing on page 24 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.




                                                          Price Waterhouse

                                                          PRICE WATERHOUSE

        Minneapolis, Minnesota
        March 14, 1994

                                    SIGNATURES


      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BEMIS COMPANY, INC.



      Benjamin R. Field, III                   By     LeRoy F. Bazany
- ----------------------------------                ------------------------------


 Benjamin R. Field, III, Senior                   LeRoy F. Bazany, Vice
President
   Vice President, Chief Financial                  and Controller
   Officer and Treasurer



Date  March 18, 1994                           Date   March 18, 1994
     -----------------------------                  ---------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Howard Curler                                 Edward W. Asplin
- ----------------------------------              -------------------------------
 Howard Curler, Director                        Edward W. Asplin, Director



Date   March 18, 1994                           Date   March 18, 1994
      -----------------------------                  --------------------------


       John H. Roe                                   E. Thomas Binger
- ----------------------------------              -------------------------------
 John H. Roe, President and Chief               E. Thomas Binger, Director
   Executive Officer; Director


Date   March 18, 1994                           Date   March 18, 1994
      -----------------------------                  --------------------------



       Robert A. Greenkorn                            Robert F. Zicarelli
- ----------------------------------              -------------------------------
 Robert A. Greenkorn, Director                  Robert F. Zicarelli, Director



Date   March 18, 1994                          Date   March 18, 1994
      -----------------------------                  --------------------------



                                           BEMIS COMPANY, INC. AND SUBSIDIARIES
                                           ------------------------------------
                                           SCHEDULE V - PROPERTY AND EQUIPMENT
                                           -----------------------------------
                                                (in thousands of dollars)



                                                             YEAR ENDED DECEMBER 31, 1993
                                -------------------------------------------------------------------------------------------

                                                                       Deductions
                                                                -------------------------

                                             Additions at Cost                              Other
                                            ------------------                  Fully      Changes  Translation
                                Balance at            Business               Depreciated    Debit   Adjustment  Balance at
                                Beginning             Acquisi-  Retirements     Assets    (Credit)     Debit       Close
                                 Of Year     Normal     tion      or Sales   Written Off     (1)     (Credit)     of Year
                                ---------   -------   --------  -----------  -----------  --------  ----------  ----------
OWNED PROPERTY AND EQUIPMENT
  Land and land improvements    $ 11,815   $    627   $   393    $   524       $   351               $   (60)    $ 11,900
  Buildings                      140,877      5,706     4,382      5,894           227                (2,061)     142,783
  Leasehold improvements           2,531        120                  684           184                   (14)       1,769
  Machinery and equipment        504,530     54,276    26,266     36,111        28,969        662     (4,800)     515,854
                                --------    -------   -------    -------       -------    -------    --------    --------
                                $659,753    $60,729   $31,041    $43,213       $29,731    $   662    $(6,935)    $672,306
                                --------    -------   -------    -------       -------    -------    --------    --------
                                --------    -------   -------    -------       -------    -------    --------    --------


LEASED PROPERTY AND EQUIPMENT
  Buildings                     $  4,262                                                                         $  4,262
  Machinery and equipment          1,900                                           757     (1,001)       (79)          63
                                --------                                      --------    -------    --------    --------
                                $  6,162                                      $    757    $(1,001)   $   (79)    $  4,325
                                --------                                      --------    -------    --------    --------
                                --------                                      --------    -------    --------    --------

(1) Reclassifications.


                                           BEMIS COMPANY, INC. AND SUBSIDIARIES
                                           ------------------------------------
                                           SCHEDULE V - PROPERTY AND EQUIPMENT
                                           -----------------------------------
                                                (in thousands of dollars)

                                                                  YEAR ENDED DECEMBER 31, 1992
                                    ---------------------------------------------------------------------------------------
                                                                     Deductions
                                                               ------------------------     Other
                                                                               Fully       Changes  Translation
                                     Balance at   Additions                 Depreciated     Debit   Adjustment    Balance
                                     Beginning     at Cost     Retirements     Assets      (Credit)    Debit      at Close
  OWNED PROPERTY AND EQUIPMENT       of Year       Normal      or Sales    Written Off      (1)      (Credit)    of Year
                                     ---------   ---------    -----------  -----------   --------   ----------   --------
    Land and land improvements       $ 12,785      $   214       $   209      $    45     $  (906)    $   (24)    $ 11,815
    Buildings                         130,733       10,623           959          466       1,094        (148)     140,877
    Leasehold improvements              2,825          244                        121        (415)         (2)       2,531
    Machinery and equipment           462,284       59,607         1,501       14,003         (13)     (1,844)     504,530
                                     --------      -------       -------      -------     --------    --------    --------
                                     $608,627      $70,688       $ 2,669      $14,635     $  (240)    $(2,018)    $659,753
                                     --------      -------       -------      -------     --------    --------    --------
                                     --------      -------       -------      -------     --------    --------    --------
  LEASED PROPERTY AND EQUIPMENT
    Buildings                        $  4,262                                                                     $  4,262
    Machinery and equipment             1,979           16                        111                      16        1,900
                                     --------      -------                    -------                 --------    --------
                                     $  6,241      $    16                    $   111                 $    16     $  6,162
                                     --------      -------                    -------                 --------    --------
                                     --------      -------                    -------                 --------    --------

  (1) Reclassifications and correction of prior year capitalization.


                                                                  YEAR ENDED DECEMBER 31, 1991
                                    ----------------------------------------------------------------------------------------
  OWNED PROPERTY AND EQUIPMENT
    Land and land improvements       $ 11,706      $ 1,206       $    57      $    35                 $   (35)    $ 12,785
    Buildings                         123,485        9,920           323          750        (175)     (1,424)     130,733
    Leasehold improvements              2,228        1,632           716          438         136         (17)       2,825
    Machinery and equipment           453,859       44,189        11,695       18,830      (2,516)     (2,723)     462,284
                                     --------      -------       -------      -------     --------    --------    --------
                                     $591,278      $56,947       $12,791      $20,053     $(2,555)    $(4,199)    $608,627
                                     --------      -------       -------      -------     --------    --------    --------
                                     --------      -------       -------      -------     --------    --------    --------

  LEASED PROPERTY AND EQUIPMENT
    Buildings                        $  4,262                                                                     $  4,262
    Machinery and equipment             2,137                         95                                  (63)       1,979
                                     --------                    -------                              --------    --------
                                     $  6,399                    $    95                              $   (63)    $  6,241
                                     --------                    -------                              --------    --------
                                     --------                    -------                              --------    --------
  (1) Reclassifications              $    309
      Foreign government subsidiary     2,246
                                     --------
                                     $  2,555
                                     --------
                                     --------



                                           BEMIS COMPANY, INC. AND SUBSIDIARIES
                                           ------------------------------------
                              SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                                (in thousands of dollars)




                                                        YEAR ENDED DECEMBER 31, 1993
                                   ----------------------------------------------------------------------------------
                                                                Deductions
                                                           ----------------------    Other
                                                                          Fully     Changes   Translation
                                   Balance at  Charged to              Depreciated   Debit    Adjustment     Balance
                                   Beginning     Profit    Retirements    Assets    (Credit)     Debit      at Close
                                    of Year     and Loss    or Sales   Written Off    (1)      (Credit)     of Year
                                   ---------   ----------  ----------- -----------  --------  -----------   ---------
  OWNED PROPERTY AND EQUIPMENT
    Land improvements               $  2,259    $   243     $    48      $   351                 $    3     $  2,100
    Buildings                         38,434      4,274       2,787          227                    783       38,911
    Leasehold improvements               713        211         249          184                      6          485
    Machinery and equipment          231,190     41,240      22,749       28,969      (208)       2,136      218,784
                                    --------    -------     -------      -------     ------      ------     --------
                                    $272,596    $45,968     $25,833      $29,731     $(208)      $2,928     $260,280
                                    --------    -------     -------      -------     ------      ------     --------
                                    --------    -------     -------      -------     ------      ------     --------

  LEASED PROPERTY AND EQUIPMENT
    Buildings                       $  1,291    $   126                                                     $  1,417
    Machinery and equipment            1,298        127                      757       547           75           46
                                    --------    -------                  -------     ------      ------     --------
                                    $  2,589    $   253                  $   757      $547       $   75     $  1,463
                                    --------    -------                  -------     ------      ------     --------
                                    --------    -------                  -------     ------      ------     --------

(1) Reclassifications.



                                          BEMIS COMPANY, INC. AND SUBSIDIARIES
                                          ------------------------------------
                            SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                            ----------------------------------------------------------------
                                               (in thousands of dollars)

                                                             YEAR ENDED DECEMBER 31, 1992
                                    ---------------------------------------------------------------------------------
                                                                   DEDUCTIONS
                                                            -------------------------    Other
                                                                             Fully      Changes  Translation
                                    Balance at  Charged to                Depreciated    Debit   Adjustment   Balance
                                    Beginning     Profit    Retirements     Assets      (Credit)    Debit     at Close
  OWNED PROPERTY AND EQUIPMENT       of Year     and Loss    or Sales     Written Off      (1)     (Credit)   of Year
                                    ----------  ----------  -----------   -----------   -------  ----------   --------
    Land improvements                $  2,064    $   247                    $    45                $    7     $  2,259
    Buildings                          34,871      4,190         173            466        (99)        87       38,434
    Leasehold improvements                732        204                        121         99          3          713
    Machinery and equipment           205,021     42,255         996         14,003         13      1,074      231,190
                                     --------    -------      ------        -------      -----     ------     --------
                                     $242,688    $46,896      $1,169        $14,635      $  13     $1,171     $272,596
                                     --------    -------      ------        -------      -----     ------     --------
                                     --------    -------      ------        -------      -----     ------     --------

   LEASED PROPERTY AND EQUIPMENT
     Buildings                       $  1,166    $   125                                                      $  1,291
     Machinery and equipment            1,158        244                        111                    (7)       1,298
                                     --------    -------                    -------                -------    --------
                                     $  2,324    $   369                    $   111                $   (7)    $  2,589
                                     --------    -------                    -------                -------    --------
                                     --------    -------                    -------                -------    --------

                                                             YEAR ENDED DECEMBER 31, 1991
                                    ----------------------------------------------------------------------------------
    OWNED PROPERTY AND EQUIPMENT
      Land improvements              $  1,856    $   253      $   10        $    35                           $  2,064
      Buildings                        32,346      3,867         191            750          2        399       34,871
      Leasehold improvements            1,480        226         531            438         (2)         7          732
      Machinery and equipment         189,619     41,015       5,735         18,830        309        739      205,021
                                     --------    -------      ------        -------      -----     ------     --------
                                     $225,301    $45,361      $6,467        $20,053      $ 309     $1,145     $242,688
                                     --------    -------      ------        -------      -----     ------     --------
                                     --------    -------      ------        -------      -----     ------     --------

    LEASED PROPERTY AND EQUIPMENT
      Buildings                      $  1,042    $   124                                                      $  1,166
      Machinery and equipment             946        242                                               30        1,158
                                     --------    -------                                           ------     --------
                                     $  1,988    $   366                                           $   30     $  2,324
                                     --------    -------                                           ------     --------
                                     --------    -------                                           ------     --------

    (1) Reclassifications.



                        BEMIS COMPANY, INC. AND SUBSIDIARIES
                        ------------------------------------
           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           --------------------------------------------------------------
                             (in thousands of dollars)




                                           YEAR ENDED DECEMBER 31, 1993
                               ---------------------------------------------------
                               Balance at      Additions
                                             -------------                Balance
                               Beginning      Charged to     Accounts     at Close
                                of Year      Profit & Loss  Written Off   of Year
                               ----------    -------------  -----------   --------
  Reserves for doubtful
    accounts and allowances      $7,352         $3,750       $1,874 (1)    $9,228
                                 ------         ------       ------        ------
                                 ------         ------       ------        ------


                                           YEAR ENDED DECEMBER 31, 1992
                               ---------------------------------------------------
                               Balance at      Additions
                                             -------------                Balance
                               Beginning      Charged to     Accounts     at Close
                                of Year      Profit & Loss  Written Off   of Year
                               ----------    -------------  -----------   ---------

  Reserves for doubtful
    accounts and allowances      $8,281         $  810       $1,739 (2)    $7,352
                                 ------         ------       ------        ------
                                 ------         ------       ------        ------


                                           YEAR ENDED DECEMBER 31, 1991
                               ---------------------------------------------------
                               Balance at      Additions
                                             -------------                Balance
                               Beginning      Charged to     Accounts     at Close
                                of Year      Profit & Loss  Written Off   of Year
                               ----------    -------------  -----------   --------

  Reserves for doubtful
    accounts and allowances      $8,794         $1,428       $1,941 (3)    $8,281
                                 ------         ------       ------        ------
                                 ------         ------       ------        ------



   (1) Net of $ 55 collections on accounts previously written off.

   (2) Net of $141 collections on accounts previously written off.

   (3) Net of $ 97 collections on accounts previously written off.



                         BEMIS COMPANY, INC. AND SUBSIDIARIES
                         ------------------------------------
                SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                -------------------------------------------------------
                              (in thousands of dollars)






                                                   1993        1992       1991
                                                 -------    --------    -------

    Maintenance and repairs                      $37,565     $36,864    $36,397
                                                 -------     -------    -------
                                                 -------     -------    -------


APPENDIX TO THE ELECTRONIC FILING - 1993 FORM 10-K


Data appearing on bar charts on indicated pages of the 1993 Annual Report.


Page                                         1989     1990     1991     1992     1993
- ----                                       -------  -------  -------  -------  -------

 19   Earnings Per Share                      $.90     $.99    $1.03    $1.10     $.86

 20   Net Sales ($ Millions)                $1,077   $1,128   $1,142   $1,181   $1,203

 20   Return on Average Common
      Stockholders Equity                    18.7%    18.1%    17.0%    16.5%    12.1%

 20   Return on Average Total Capital        13.1%    12.3%    11.8%    11.8%     9.2%

 21   Total Debt (including capital
      leases) as a Percent of Equity           44%      61%      42%      38%      34%

 21   Total Stockholders' Equity
      ($ Millions)                            $266     $296     $329     $361     $371

 21   Total Debt ($ Millions)                 $118     $179     $137     $139     $127

 21   Capital Expenditures ($ Millions)        $76      $73      $57      $71      $61

 22   Dividends paid Per Common Share         $.30     $.36     $.42     $.46     $.50
