Form 10-Q
period 1994-03-31
BEMIS CO INC
filed 1994-05-09
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 1994
                          Commission File Number 0-1387


                               BEMIS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           Missouri                                    43-0178130
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization                Identification No.)

    222 South 9th Street, Suite 2300
         Minneapolis, Minnesota                        55402-4099
(Address of principal executive offices)               (Zip Code)


        Registrant's telephone number including area code (612) 376-3000


          Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                    YES     X      NO
                         ------        ------

Aggregate market value of the voting stock held by non-affiliates of the registrant


                     51,211,326 shares at $23.875 per share
                       as of May 5, 1994 - $1,222,670,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The financial statements (enclosed as Exhibit 21) are incorporated by reference in this Form 10-Q.

     In the option of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net Sales for the first quarter of 1994 were $323.3 million compared to $292.6 million for the first quarter of 1993, an increase of 10.5% or $30.7 million. Net Income was $13.6 million for the first quarter of 1994 and $10.7 million for the same quarter in 1993, an increase of 26.4%.

     These results continue the trend of stronger operating performance that began in the fourth quarter last year. The improvement came primarily from increased demand for our products in all major segments of the business. Recent acquisitions and our restructuring program also contributed to better results.

     In the first quarter of 1994, The Company completed the previously announced acquisitions of Fitchburg Coated Products and Hargro Health Care Packaging. Excluding noncomparable operating results of business acquisitions and dispositions from both 1994 and 1993, Sales showed an increase of $15.1 million or 5.4% and operating profit showed an increase of $5.6 million or 26.2%.

     Net Sales and operating income improved for both the Flexible Packaging and the Specialty Coated and Graphics Products Lines of Business because of increased product demand and business acquisitions or dispositions made in the first quarter of 1994 or 1993. Excluding this non-comparable operating results from both 1994 and 1993 shows that Net Sales and operating profit increased 6.7% and 23.9%, respectively, for the Flexible Packaging segment and 1.8% and 32.8% , respectively, for the Specialty Coated and Graphics Products segment.

Addressing the Statement of Income line item changes of consequence:

     Cost of Products sold increased 9.7% on total sales increases of 10.5%. Improvements in manufacturing efficiencies which resulted in lower manufacturing cost, expressed as a percent of sales, more than offset increased material cost of sales.

     The Interest Expense decrease of 13.1% or $.2 million relates entirely to lower effective interest rates in the current quarter.

     Other Income decreased $.8 million largely due to non-recurring gains on business sales which occurred in the first quarter of 1993.

                         PART I - FINANCIAL INFORMATION

     Pretax Income increased $5.0 million or 29.7% while Income Tax expense increased $2.2 million or 35.5%. The effective tax rate for the first quarter of 1994 and 1993 was 38% and 37%, respectively.

     The $40.9 million increase in long-term debt together with the general increase in nearly all balance sheet line items is attributable to the increased business activity resulting from business acquisitions and an increase in sales of our products in all major business segments.

FINANCIAL CONDITION

     A statement of cash flow for the three months ended March 31, 1994 is as follows:


                                                                MILLIONS
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                 $13.6
      Non-cash items:
          Depreciation and amortization                           13.3
          Minority interest                                         .6
          Deferred income taxes, non-current portion                .5
          Net decrease in working capital items,
               net of affects of business acquisitions             5.1
          Net change in deferred charges and credits              (4.1)
                                                                 ------
     Net cash provided by operating activities                    29.0

     Cash flows from investing activities:
          Additions to property and equipment                    (27.1)
          Business acquisitions                                  (33.2)
          Other                                                     .2
                                                                 ------

     Net cash used in investing activities                       (60.1)

     Cash flows from financing activities:
          Increase in long-term debt                              40.6
          Decrease in short-term                                   (.2)
          Cash dividends paid                                     (6.9)
          Other                                                     .1
                                                                 ------

     Net cash used by financing activities                        33.6

     Effect of exchange rates                                       .4

     Net increase in cash                                      $   2.9
                                                                 ------

                                                                 ------

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There have been no significant changes during the three months ended March 31, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 21 - Financial Statements Furnished to Security Holders






                                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BEMIS COMPANY, INC.



Date  May 6, 1994                            S\ LeRoy F. Bazany
                                             ---------------------------------
                                             LeRoy F. Bazany, Vice President
                                              and Controller


Date  May 6, 1994                            S\ Benjamin R. Field, III
                                             ---------------------------------
                                             Benjamin R. Field, III, Senior Vice
                                              President, Chief Financial Officer
                                              and Treasurer