Form 10-Q
period 1994-06-30
BEMIS CO INC
filed 1994-08-10
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months Ended June 30, 1994
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

                         YES    X       NO
                              -----         -----


Aggregate market value of the voting stock held by non-affiliates of the registrant

                      51,211,326 shares at $24.00 per share
                      as of August 5, 1994 - $1,229,072,000

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements (enclosed as Exhibit 21) are incorporated by reference in this Form 10-Q.

     In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the six months ended June 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1994

     Net Sales for the second quarter of 1994 were $337.7 million compared to $303.3 million for the second quarter of 1993, an increase of 11.3% or $34.4 million. Net Income was $18.7 million for the second quarter of 1994 and $15.5 million for the same quarter in 1993, an increase of 20.6%.

     These results continue the trend of stronger operating performance that begain in the fourth quarter last year. The improvement came primarily from increased demand for our products in all major segments of the business. Our results in Europe are also beginning to improve and contributed to the Company's better performance in the quarter.

     In the first quarter of 1994, the Company completed the acquisitions of Fitchburg Coated Products and Hargro Health Care Packaging. Excluding non-comparable operating results of business acquisitions and dispositions from both 1994 and 1993, second quarter Sales showed an increase of $15.1 million or 5.0% and operating profit showed an increase of $6.0 million or 20.5%.

     Net Sales and operating income improved for both the Flexible Packaging and the Specialty Coated and Graphics Products Lines of Business because of increased product demand and business acquisitions or dispositions made in the first quarter of 1994 or 1993. Excluding this non-comparable operating results from the second quarter of both 1994 and 1993 shows that Net Sales and operating profit increased 3.9% and 13.1%, respectively, for the Flexible Packaging segment and 8.3% and 42.7%, respectively for the Specialty Coated and Graphics Products segment.

Addressing the Statement of Income line item changes of consequence:

     Cost of Products sold increased 11.8% on total sales increases of 11.3%. Improvements in manufacturing efficiencies which resulted in lower manufacturing cost, expressed as a percent of sales, nearly offset increased material cost of sales.

     Increased Research and Development expenditures occurred primarily in our Flexible Packaging segment.

                         PART I - FINANCIAL INFORMATION


     Other Income decreased $1.1 million largely due to non-recurring gains on business sales which occurred in the second quarter of 1993.

     Pretax Income increased $5.6 million or 22.7% while Income Tax expense increased $2.4 million or 26.7%. The effective tax rate for the second quarter of 1994 and 1993 was 38% and 37%, respectively.

     The $49.2 million increase in long-term debt together with the general increase in nearly all balance sheet line items is attributable to the increased business activity resulting from business acquisitions and an increase in sales of our products in all major business segments.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1994

     Net Sales for the six-month period of 1994 was $661.0 million compared to $595.9 million for the same period 1993, an increase of 10.9%. Net Income increased 22.8% to $32.3 million for 1994 compared to $26.3 million for the same six-month period in 1993.

     Excluding the operating results of the acquisition and dispositions from both 1994 and 1993, Sales for the first six months of 1994 increased $30.2 million from the same period of 1993, while pretax income increased $11.5 million.

     Increased Research and Development expenditures have occurred in both business segments.

     The $1.9 million decrease in Other Income is principally due to non-recurring gains on minor business sales which occurred in 1993.

     Pretax Income increased $10.6 or 25.6% reflecting the improving domestic and European economic climate together with ongoing internal efforts to restructure and streamline business operations.

     In the third quarter of 1993, the Company incurred a pretax restructuring charge of $21 million related primarily to the planned closedown of its Nylon Resin production facility ($6.2 million), the realignment of assets in both the domestic and international packaging machinery business ($7.2), the consolidation of two paper packaging plants into larger facilities ($5.0 million) and selected other actions to improve operating efficiency throughout the Company ($2.6 million). When completed, these actions were expected to result in the elimination of 264 jobs in the U.S. and Europe and the relocation of an additional 27 employees.

     As of June 30, 1994, we have completed all but one of the planned plant closures and 85% of job reductions and employee relocations. The balance should be completed prior to year end.

                         PART I - FINANCIAL INFORMATION


     Of the $21 million total restructuring expenses, we expected $11.4 million of non-cash cost and $9.6 million of net cash expense, all of which would be internally generated. Through June 30, 1994, our cash costs have totalled $4.6 million and non-cash costs $.3 million. The remaining cash and non-cash expenses are expected to be incurred in July through November of this year.

     As stated in our 1993 third quarter report, when fully implemented, these restructuring costs should produce annual savings of approximately $8 million pretax (10 cents per share).

FINANCIAL CONDITION

     A statement of cash flow for the six months ended June 30, 1994 is as follows:

                                                                 Millions
     CASH FLOWS FROM OPERATING ACTIVITIES:                       --------
        Net income                                                $32.3
        Non-cash items:
            Depreciation and amortization                          26.9
            Minority interest                                       1.5
            Deferred income taxes, non-current portion              1.0
            Net decrease in working capital items,
                 net of affects of business acquisitions           (5.2)
            Net change in deferred charges and credits             (2.7)
            Loss on sale of property and equipment                   .3
                                                                  -----

     Net cash provided by operating activities                     54.1

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment                       (50.8)
        Business acquisitions                                     (33.2)
        Other                                                        .5
                                                                  -----
     Net cash used in investing activities                        (83.5)


     CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in long-term debt                                 48.5
        Increase in short-term debt                                  .2
        Cash dividends paid                                       (13.8)
        Other                                                        .1
                                                                  -----

     Net cash used by financing activities                         35.0
                                                                  -----

     Effect of exchange rates                                       1.2
                                                                  -----

     Net increase in cash                                         $ 6.8
                                                                   ----
                                                                   ----

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     There have been no significant changes during the six months ended June 30, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 21 - Financial Statements Furnished to Security Holders






                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BEMIS COMPANY, INC.


Date  August 8, 1994                    /s/ LeRoy F. Bazany
      --------------                    -----------------------------------
                                        LeRoy F. Bazany, Vice President
                                          and Controller


Date  August 9, 1994                    /s/ B. R. Field, III
      --------------                    -----------------------------------
                                        Benjamin R. Field, III, Senior Vice
                                          President, Chief Financial Officer
                                          and Treasurer