Form 10-Q
period 1994-09-30
BEMIS CO INC
filed 1994-10-28
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Nine Months Ended September 30, 1994
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


                      51,211,326 shares at $24.50 per share
                     as of October 25, 1994 - $1,254,677,000

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements (enclosed as Exhibit 21) are incorporated by reference in this Form 10-Q.

     In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the nine months ended September 30, 1994.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 1994

     Net Sales for the third quarter of 1994 were $356.2 million compared to $299.5 million for the third quarter of 1993, an increase of 18.9% or $56.7 million. Net Income was $18.3 million for the third quarter of 1994 and $1.0 million for the same quarter in 1993. Exclusive of a third quarter 1993 restructuring charge of $13.1 million aftertax, Net Income was $14.1 million.

     During the third quarter, increased unit volume, the effective penetration of new accounts and the strengthening our share in key markets were major factors in our sales and profit increases. In addition, recent acquisitions and restructuring measures undertaken in 1993 also contributed to our improved performance. While we have absorbed many raw material price increases this year, higher unit sales and our own efforts to increase prices have helped minimize the profit impact. We expect these conditions to continue in the fourth quarter.

     In the first quarter of 1994, the Company completed the acquisitions of Fitchburg Coated Products and Hargro Health Care Packaging. In addition, during the third quarter of 1993, the Company recorded a $21 million pretax restructuring charge. Excluding non-comparable operating results of business acquisitions and dispositions and restructuring charges from both 1994 and 1993, third quarter Net Sales showed an increase of $34.9 million or 11.7% and operating profit showed an increase of $5.5 million or 18.2%.

     Net Sales and operating income improved for both the Flexible Packaging and the Specialty Coated and Graphics Products Lines of Business because of increased product demand and business acquisitions or dispositions made in the first quarter of 1994 or 1993, together with our nearly completed restructuring efforts. Excluding non-comparable operating results from the third quarter of both 1994 and 1993 shows that Net Sales and operating profit increased 8.9% and 9.4%, respectively, for the Flexible Packaging segment and 20.8% and 53.4%, respectively for the Specialty Coated and Graphics Products segment.

                         PART I - FINANCIAL INFORMATION


Addressing the Statement of Income line item changes of consequence.

     Cost of Products sold increased 19.4% on total sales increases of 18.9%. Improvements in manufacturing efficiencies which resulted in lower manufacturing cost, expressed as a percent of sales, have not been sufficient to offset sharply increased material cost.

     Selling, General and Administrative Expenses, expressed as a percent of Net Sales were 11.6% compared to 12.4% in the third quarter of 1993, on an 18.9% increase in Net Sales reflecting cost control efforts and economies available through increasing volume.

     Increased Research and Development expenditures occurred in both Lines of Business.

     Increasing interest rates and a higher debt level have resulted in an increase in Interest Expense.

     The significant decrease in Other Expense is substantially due to the $21 million restructuring charge recorded in the third quarter of 1993.

     The increase in Minority Interest in Net Income reflects the improvement in our pressure-sensitive materials business.

     Pretax Income increased $26.7 million. Exclusive of the third quarter 1993 restructuring charge, Pretax Income increased $5.7 million or 23.9%. The effective tax rate for the third quarter of 1994 and 1993 was 38.2% and 66.1%, respectively, reflecting the retroactive application of tax legislation enacted in the third quarter of 1993.



RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1994

     Net Sales for the nine-month period of 1994 were $1,017 million compared to $895.4 million for the same period 1993, an increase of 13.6%. Net Income was $50.6 million for 1994 compared to $27.2 million for the same nine-month period in 1993.

     Excluding the operating results of the acquisition and dispositions and restructuring charges from both 1994 and 1993, Net Sales for the first nine months of 1994 increased $65.1 million or 7.4% from the same period of 1993, while pretax income increased $15.1 million or 24.8%.

     Cost of Products sold increased 13.6% on Net Sales increases of 13.6%. Improvements in manufacturing efficiencies which resulted in lower manufacturing cost, expressed as a percent of sales, have offset increased material cost.

                         PART I - FINANCIAL INFORMATION


     Increased Research and Development expenditures have occurred in both business segments, principally in coated and laminated products and pressure-sensitive materials products.

     The significant change in Other Income is principally due to the $21 million restructuring charge recorded in the third quarter of 1993 partially offset by non-recurring gains on minor business sales which occurred in 1993.

     Pretax Income increased $37.3 or 84.2% reflecting the improving domestic and European economic climate together with ongoing internal efforts to restructure and streamline business operations.

     In the third quarter of 1993, the Company incurred a pretax restructuring charge of $21 million related primarily to the planned closedown of its Nylon Resin production facility ($6.2 million), the realignment of assets in both the domestic and international packaging machinery business ($7.2 million), the consolidation of two paper packaging plants into larger facilities ($5.0 million) and selected other actions to improve operating efficiency throughout the Company ($2.6 million). When completed, these actions were expected to result in the elimination of 264 jobs in the U.S. and Europe and the relocation of an additional 27 employees.

     As of September 30, 1994, we have finalized all of the planned plant closures and 90% of job reductions and employee relocations. The balance should be completed prior to year end.

     Of the $21 million total restructuring expenses, we expected $11.4 million of non-cash cost and $9.6 million of net cash expense, all of which would be internally generated. Through September 30, 1994, our cash costs have totalled $2.3 million and non-cash costs $14.1 million. The majority of the remaining cash and non-cash expenses are expected to be incurred in the fourth quarter of this year with the possible exception of finalizing one sale and one lease cancellation on the closed facilities.

     As stated in our 1993 third quarter report, when fully implemented, these restructuring costs should produce annual savings of approximately $8.0 million pretax (10 cents per share).

                         PART I - FINANCIAL INFORMATION


FINANCIAL CONDITION

     A statement of cash flow for the nine months ended September 30, 1994, is as follows:

                                                                Millions
                                                                --------
     Cash flows from operating activities:
     -------------------------------------
       Net income                                                $ 50.6
       Non-cash items:
         Depreciation and amortization                             40.6
         Minority interest                                          2.3
         Deferred income taxes, non-current portion                 1.3
         Net increase in working capital items,
           net of affects of business acquisitions                (13.4)
         Net change in deferred charges and credits                (2.2)
         Loss on sale of property and equipment                     0.4
         Other                                                      1.8
                                                                 ------
     Net cash provided by operating activities                     81.4
                                                                 ------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                        (72.1)
       Business acquisitions                                      (33.2)
       Other                                                        3.3
                                                                 ------

     Net cash used in investing activities                       (102.0)
                                                                 ------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase in long-term debt                                  49.1
       Increase in short-term debt                                  0.3
       Cash dividends paid                                        (20.7)
                                                                 ------

     Net cash provided by financing activities                     28.7
                                                                 ------

     Effect of exchange rates                                       2.3
                                                                 ------

     Net increase in cash                                        $ 10.4
                                                                 ------
                                                                 ------

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There have been no significant changes during the nine months ended September 30, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 21 - Financial Statements Furnished to Security Holders





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BEMIS COMPANY, INC.


Date  October 26, 1994                  S\ LeRoy F. Bazany
     ------------------------------     ---------------------------------------
                                        LeRoy F. Bazany, Vice President
                                          and Controller



Date  October 26, 1994                  S\ B. R. Field, III
     ------------------------------     ---------------------------------------
                                        Benjamin R. Field, III, Senior Vice
                                          President, Chief Financial Officer
                                          and Treasurer