Form 10-Q/A
period 1994-09-30
BEMIS CO INC
filed 1994-12-13
CIK 11199

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                              FORM 10-Q/A



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


                         YES     X      NO  ____
                                ____

     Aggregate market value of the voting stock held by non-affiliates of the registrant


                           51,211,326 shares at $24.50 per share
                       as of October 27, 1994 - $ 1,254,677,000

                      PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 21 - Financial Statements Furnished to Security Holders.

     Exhibit 27 - Financial Data Schedule (EDGAR electronic filing only)
                - Exhibit 27 was erroneously omitted from the original filing of this Form 10-Q. This ammendment is filed to correct that omission.





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BEMIS COMPANY, INC.



Date  December 13, 1994                 S\  LeRoy F. Bazany
                                        -----------------------------------
                                        LeRoy F. Bazany, Vice President and
                                          Controller




Date  December 13, 1994                 S\  B. R. Field, III
                                        -----------------------------------
                                        Benjamin R. Field, III, Senior Vice
                                          President, Chief Financial Officer
                                          and Treasurer