Form 10-K405
period 1994-12-31
BEMIS CO INC
filed 1995-03-13
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1994
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

               Common stock                              New York Stock Exchange
         Par Value $.10 Per Share (51,211,326
     shares outstanding as of December 31, 1994)

     Securities registered pursuant to section 12(g) of the Act:

                                      None

          Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                              YES     X        NO
                                  --------        --------
     Aggregate market value of the voting stock held by non-affiliates of the registrant:

     51,490,961 shares @ $27.125 per share as of March 3, 1995 - $1,396,692,000

                       DOCUMENTS INCORPORATED BY REFERENCE

            1994 Annual Report to Shareholders - Part I and Part II
                Proxy Statement - Annual Meeting of Stockholders
                        May 4, 1995 - Part I and Part III

ITEM 1 - BUSINESS

     Bemis Company, Inc., a Missouri corporation, continues a business formed in 1858. The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.

     The Registrant is a principal manufacturer of flexible packaging products and specialty coated and graphics products. Information about the Registrant's operations in different business segments appearing on page 38 of the accompanying 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

     As of December 31, 1994, the Registrant had approximately 8,100 employees, of which an estimated 5,500 were classified as production employees. Most of the production employees are covered by collective bargaining contracts involving five different international unions and 19 individual contracts with terms ranging from three to five years. During 1994, eight contracts covering approximately 1,750 employees at eight different locations in the United States were successfully negotiated. During 1995, three labor agreements are scheduled to expire.

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

FLEXIBLE PACKAGING PRODUCTS - The Registrant and its subsidiaries manufacture a broad range of industrial and consumer packaging comprised of coated and laminated films, polyethylene packaging, packaging machinery, industrial and consumer paper bag packaging, and specialty containers.
Coated and laminated film packaging includes extruding, coating, laminating, metallizing, printing, converting to perishable and frozen food packaging, and products such as stretch film and carton sealing tape. Coated and laminated films accounted for 31 percent, 32 percent, and 32 percent of consolidated net sales for the years 1994, 1993, and 1992, respectively.

Polyethylene packaging products include extruded products, printed roll stock and preformed bags. Polyethylene products accounted for 16 percent, 16 percent, and 10 percent of consolidated net sales for the years 1994, 1993, and 1992, respectively.

Packaging machinery includes the manufacture of packaging systems for an extensive list of consumer and industrial products ranging from toilet tissue, candy, and frozen vegetables to fertilizer, insulation materials, detergent, and pharmaceutical products. Packaging machinery accounted for 8 percent, 9 percent, and 9 percent of consolidated net sales for the years 1994, 1993, and 1992, respectively.

Industrial and consumer paper bags include a wide range of packaging for products such as seed, feed, flour, cement, and chemicals and small consumer-size packages for such products as sugar, flour, rice, and pet food. Sales of this product line accounted for 15 percent, 17 percent, and 16 percent of consolidated net sales for the years 1994, 1993, and 1992, respectively.

SPECIALTY COATED AND GRAPHICS PRODUCTS - The Registrant manufactures pressure-sensitive materials which includes quality roll label and sheet print stocks for numerous applications including packaging labels and laser printing, a full line of industrial adhesive products for mounting and bonding, and a line of highly specialized laminates for graphics and photography. Pressure-sensitive materials accounted for 29 percent, 24 percent, and 27 percent of consolidated net sales for the years 1994, 1993, and 1992, respectively. This product segment also includes the manufacture of pressure-sensitive label applicating equipment, rotogravure cylinders, and film services.

MARKETING, DISTRIBUTION AND COMPETITION

     While the Registrant's sales are made through a variety of distribution methods, more than 70 percent of each segment's sales are made by the Registrant's sales force. Sales offices and plants are located throughout the United States, Canada, Great Britain, Europe, Scandinavia, Australia, and Mexico to provide prompt and economical service to more than 30,000 customers. The highly technical sales force is supported by product development engineers, design technicians, and a customer service organization.

     No single customer accounts for 10 percent or more of the Registrant's total sales of either of its two business segments. Furthermore, the loss of one or a few major customers would not have a material adverse effect on their operating results.

     The major markets in which the Registrant sells its products are highly competitive. Areas of competition include price, innovation, quality, and service. This competition is significant as to both the size the number of competing firms.

     Major competitors in the Flexible Packaging Products segment include American National Can, Printpack, James River, Cryovac, Huntsman Chemical, AEP Industries, Stone Container, and Union Camp. In the Specialty Coated and Graphics Products segment major competitors include Avery-Dennison, Flexcon, Minnesota Mining and Manufacturing, Jackstadt (Germany), and Haarla (Finland).

     The Registrant considers itself to be a significant factor in the market niches it serves; however, due to the diversity of the Flexible Packaging and Specialty Coated and Graphics Products segments, the Registrant's precise competitive position in these markets is not reasonably determinable.

     Advertising is limited primarily to business and trade publications emphasizing our packaging and related capabilities and the individual problem-solving approach to customer problems.

RAW MATERIALS

     Plastic resins, paper, and chemicals constitute the basic major raw materials. These are purchased from a variety of industry sources. While temporary shortages of raw materials may occur occasionally, these items are currently readily available.

RESEARCH AND DEVELOPMENT EXPENSE


     Research and development expenditures were as follows:

                                                     1994               1993                1992
                                                 -----------         -----------         -----------
     Flexible Packaging Products                 $ 9,132,000         $ 9,910,000         $10,791,000
     Specialty Coated and Graphics Products        3,992,000           4,174,000           5,148 000
                                                 -----------         -----------         -----------
          Total                                  $13,124,000         $14,084 000         $15,939,000
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------



ENVIRONMENTAL CONTROL

     Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, and competitive position of the Registrant and its subsidiaries.

ITEM 2 - PROPERTIES

     Properties utilized by the Registrant and its subsidiaries at December 31, 1994, were as follows:

FLEXIBLE PACKAGING PRODUCTS - The Registrant has 30 manufacturing plants of which six are leased, located in 15 states and one foreign country. Leases generally provide for minimum terms of seven to 20 years and have one or more five-year renewal options. The initial terms of leases in effect at December 31, 1994, expire between 1995 and 2010.

SPECIALTY COATED AND GRAPHICS PRODUCTS - The Registrant has ten manufacturing plants of which three are leased, located in five states and three foreign countries. Leases generally provide for minimum terms of five to 25 years and have one or more renewal options. The initial terms of leases in effect as of December 31, 1994, expire between 1996 and 2008.

CORPORATE - The executive offices of the Registrant, which are leased, are located in Minneapolis, Minnesota.

     The Registrant considers its plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of its business. The manufacturing plants operate at varying levels of capacity depending on the type of operation and market conditions.


ITEM 3 - LEGAL PROCEEDINGS

     The Registrant is involved in a number of lawsuits, including environmental related litigation, incidental to its business. None of the litigation is material to the Registrant, and the Registrant is not aware of any pending or threatened litigation that is likely to have a material adverse effect upon the Registrant's business, operating results, or financial condition. The registrant is a potentially responsible party (PRP) in approximately thirteen superfund sites around the United States. In substantially all cases, the Registrant is a "de minimis" PRP and has negotiated a position as such. In addition, at approximately one-half of these sites the Registrant has full insurance protection. The Registrant has reserved an amount that it believes to be adequate to cover its exposure.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                                      None

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The information required by this item appearing on pages 1 and 22 of the accompanying 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item appearing on page 23 of the accompanying 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appearing on pages 19 to 22 of the accompanying 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 23, 1995, and the quarterly data appearing on pages 24 to 39 of the accompanying 1994 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in items 1, 5, 6, 7, and 8, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors is omitted because the Registrant will have filed with the Commission a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 1994.

     The following sets forth the name, age, and business experience for the last five years of the principal executive officers of the Registrant. Each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.


                                                                                        Period
                                                                                     The Positions
     Name                Age       Positions Held                                      Were Held
- ----------------------------------------------------------------------------------------------------
LeRoy F. Bazany          62   Vice President and Controller                          1982 to Present

Jeffrey H. Curler        44   Executive Vice President                               1991 to present
                              President - Curwood, Inc.                         (1)  1982 to present

Benjamin R. Field, III   56   Senior Vice President, Chief
                                Financial Officer and Treasurer                      1992 to present
                              Vice President and Treasurer                           1982 to 1992

Scott W. Johnson          54  Senior Vice President, General
                                Counsel and Secretary                                1992 to present
                              Vice President - General Counsel
                                and Secretary                                        1988 to 1992

Robert F. Mlnarik        53   Executive Vice President                               1991 to present
                              President and Chief Executive
                                Officer - Morgan Adhesives Co.                  (2)  1986 to present

John H. Roe              55   President and Chief Executive Officer                  1990 to present
                              President and Chief Operating Officer                  1987 to 1990
                              Executive Vice President                               1983 to 1987

Lawrence E. Schwanke     54   Vice President - Human Resources                       1990 to present
                              Director, Personnel - Industrial Relations             1985 to 1990

(1) Curwood, Inc. is a 100 percent owned subsidiary of the Registrant.

(2) Morgan Adhesives Co. is 86.9 percent owned subsidiary of the Registrant.


ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is omitted because the Registrant will have filed with the Commission a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 1994.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is omitted because the Registrant will have filed with the Commission a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 1994.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is omitted because the Registrant will have filed with the Commission a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 1994.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as part of the report:

                                                                                  Pages in
                                                                                Annual Report *
                                                                                ---------------

          (1)  FINANCIAL STATEMENTS:


               Report of Independent Accountants . . . . . . . . . . . . . . . .        24
               Consolidated Statement of Income for
                 the Three Years Ended December 31, 1994 . . . . . . . . . . . .        25
               Consolidated Balance Sheet
                 at December 31, 1994 and 1993 . . . . . . . . . . . . . . . . .       26-27
               Consolidated Statement of Cash Flows for
                 the Three Years Ended December 31, 1994 . . . . . . . . . . . .       28-29
               Consolidated Statement of Stockholders' Equity
                 for the Three Years Ended December 31, 1994 . . . . . . . . . .        30
               Notes to Consolidated Financial Statements  . . . . . . . . . . .     31 to 39

     *Incorporated by reference from the indicated pages of the 1994 Annual Report to Shareholders.



                                                                                     Pages in
                                                                                     Form 10-K
                                                                                     ---------
          (2)  FINANCIAL STATEMENT SCHEDULES FOR YEARS 1994, 1993, AND 1992
               Report of Independent Accountants on Financial Statement
                 Schedules for the Three Years Ended December 31, 1994 . . . . .        12
               Schedule V    - Property and Equipment. . . . . . . . . . . . . .     14 to 16
               Schedule VI   - Accumulated Depreciation
                                 of Property and Equipment . . . . . . . . . . .     17 to 19
               Schedule VIII - Valuation and Qualifying
                                 Accounts and Reserves . . . . . . . . . . . . .        20
               Schedule X    - Supplementary Income Statement Information. . . .        21


               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  EXHIBITS

               13.   1994 Annual Report to Shareholders

               22.   Subsidiaries of the Registrant

               27.   Financial Data Schedule (EDGAR electronic filing only)

               All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     (b) There were no reports on Form 8-K filed during the fourth quarter ended

         December 31, 1994.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of
     Directors of Bemis Company, Inc.


     Our audits of the consolidated financial statements referred to in our report dated January 23, 1995, appearing on page 24 of the 1994 Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                              S\ Price Waterhouse LLP

                                             PRICE WATERHOUSE LLP
Minneapolis, Minnesota
January 23, 1995



                       CONSENT OF INDEPENDENT ACCOUNTANTS



     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (number 2-61796) of Bemis Company, Inc. of our report dated January 23, 1995, appearing on page 24 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.



                                              S\ Price Waterhouse LLP

                                             PRICE WATERHOUSE LLP
Minneapolis, Minnesota
March 3, 1995

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BEMIS COMPANY, INC.


By   S\ B. R. Field, III                     By  S\ LeRoy F. Bazany
     --------------------------------            -------------------------------
     Benjamin R. Field, III, Senior Vice         LeRoy F. Bazany, Vice President
      President, Chief Financial Officer           and Controller
      and Treasurer


Date   March 3, 1995                         Date   March 3, 1995
       -----------------------------              ------------------------------
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


S\ Howard Curler                             S\ Winslow S. Buxton
- -----------------------------------          -----------------------------------
Howard Curler, Director                      Winslow S. Buxton, Director


Date   March 3, 1995                         Date   March 3, 1995
       -----------------------------              ------------------------------


S\ John H. Roe                               S\ Loring W. Knoblauch
- -----------------------------------          -----------------------------------
John H. Roe, President and Chief              Loring W. Knoblauch, Director
  Executive Officer; Director


Date   March 3, 1995                         Date   March 3, 1995
       -----------------------------              ------------------------------


S\ Robert A. Greenkorn                       S\ Robert F. Zicarelli
- -----------------------------------          -----------------------------------
Robert A. Greenkorn, Director                 Robert F. Zicarelli, Director


Date   March 3, 1995                         Date   March 3, 1995
       -----------------------------              ------------------------------

                               BEMIS COMPANY, INC.

                       222 South Ninth Street, Suite 2300

                             Minneapolis, Minnesota

                                   55402-4099

                                 (612) 376-3000


                             Benjamin R. Field, III
                          Senior Vice President, Chief
                         Financial Officer and Treasurer

APPENDIX TO THE ELECTRONIC FILING - 1994 FORM 10-K

Data appearing on bar charts on indicated pages of the 1994 Annual Report.



PAGE                                    1990         1991        1992        1993        1994
- ----                                    ----         ----        ----        ----        ----

 19  Earnings Per Share                 $ .99        $1.03       $1.10        $.86       $1.40

 20  Net Sales ($ Millions)            $1,128       $1,142      $1,181      $1,203      $1,390

 20  Return on Average Common
     Stockholders' Equity               18.1%        17.0%       16.5%       12.1%       18.5%

 20  Return on Average
     Total Capital                      12.3%        11.8%       11.8%        9.2%       13.4%

 21  Total Debt (including capital
     leases) as a Percent of Equity       61%          42%         38%         34%         42%

 21  Total Stockholders'
     Equity ($ Millions)                 $296         $329        $361        $371        $418

 21  Total Debt ($ Millions)             $179         $137        $139        $127        $174

 21  Capital Expenditures
     ($ Millions)                         $73          $57         $71         $61         $93

 22  Dividends paid Per
     Common Share                        $.36         $.42        $.46        $.50        $.54


                                           BEMIS COMPANY, INC. AND SUBSIDIARIES
                                           SCHEDULE V - PROPERTY AND EQUIPMENT
                                                (in thousands of dollars)



                                                            YEAR ENDED DECEMBER 31, 1994
                                 -----------------------------------------------------------------------------------------------
                                                                                  Deductions
                                                                            ------------------------


                                                    Additions at Cost                        Fully      Translation
                                 Balance at       ---------------------                   Depreciated    Adjustment       Balance
                                 Beginning                    Business      Retirements      Assets        Debit         at Close
                                  of Year          Normal   Acquisition      or Sales     Written Off     (Credit)        of Year
                                 ---------         -----    -----------     -----------   -----------   -----------      --------
OWNED PROPERTY AND EQUIPMENT

Land and land improvements        $  11,900      $      99      $   200       $   749       $    229        $    36     $  11,257

Buildings                           142,783          8,400        1,074         2,424          2,080          1,844       149,597

Leasehold improvements                1,769            105                          8                            13         1,879

Machinery and equipment             515,854         84,460       12,114        14,316         42,729          3,254       558,637
                                    -------         ------       ------        ------         ------          -----       -------

                                   $672,306        $93,064      $13,388       $17,497        $45,038         $5,147      $721,370
                                    -------         ------       ------        ------         ------          -----       -------
                                    -------         ------       ------        ------         ------          -----       -------

LEASEHOLD PROPERTY AND EQUIPMENT

Buildings                          $  4,262                                   $ 3,198                                    $  1,064

Machinery and equipment                  63                                        34                                          29
                                    -------                                    ------                                      ------
                                   $  4,325                                   $ 3,232                                    $  1,093
                                    -------                                    ------                                      ------
                                    -------                                    ------                                      ------


                                           BEMIS COMPANY, INC. AND SUBSIDIARIES
                                           SCHEDULE V - PROPERTY AND EQUIPMENT
                                                (in thousands of dollars)



                                                            YEAR ENDED DECEMBER 31, 1993
                                 -----------------------------------------------------------------------------------------------
                                                                             Deductions
                                                                       -------------------------
                                               Additions at Cost                                    Other
                                             ---------------------                      Fully      Changes Translation
                               Balance at                                            Depreciated    Debit   Adjustment      Balance
                               Beginning                 Business      Retirements      Assets    (Credit)    Debit        at Close
                                of Year      Normal    Acquisition      or Sales     Written Off     (1)    (Credit)        of Year
                               ---------     ------    -----------     -----------   -----------  --------  ----------     --------
OWNED PROPERTY AND EQUIPMENT

Land and land improvements      $ 11,815      $   627       $   393       $   524       $   351                 $ (60)    $  11,900

Buildings                        140,877        5,706         4,382         5,894           227                (2,061)      142,783

Leasehold improvements             2,531          120                         684           184                   (14)        1,769

Machinery and equipment          504,530       54,276        26,266        36,111        28,969        662     (4,800)      515,854
                                --------       ------        ------        ------        ------     ------     -------      -------

                                $659,753      $60,729       $31,041       $43,213       $29,731     $  662    $(6,935)     $672,306
                                --------       ------        ------        ------        ------     ------     -------      -------
                                --------       ------        ------        ------        ------     ------     -------      -------

LEASED PROPERTY AND EQUIPMENT

Buildings                      $   4,262                                                                                   $  4,262

Machinery and equipment            1,900                                                    757    (1,001)        (79)           63
                                   -----                                                  -----    -------     -------     --------

                               $   6,162                                                 $  757   $(1,001)    $   (79)     $  4,325

                                   -----                                                  -----    -------     -------     --------
                                   -----                                                  -----    -------     -------     --------

(1)  Reclassifications.


                                        BEMIS COMPANY, INC. AND SUBSIDIARIES
                                        SCHEDULE V - PROPERTY AND EQUIPMENT
                                             (in thousands of dollars)




                                                            YEAR ENDED DECEMBER 31, 1992
                                 -----------------------------------------------------------------------------


                                                             Deductions
                                                        -------------------------
                                                                                    Other
                                             Additions                   Fully     Changes    Translation
                               Balance at    at Cost                  Depreciated    Debit    Adjustment       Balance
                               Beginning     ---------  Retirements      Assets    (Credit)      Debit        at Close
                                of Year       Normal     or Sales     Written Off     (1)      (Credit)        of Year
                               ---------     ---------  -----------   -----------  --------   -----------     --------

OWNED PROPERTY AND EQUIPMENT
Land and land improvements    $ 12,785       $   214      $   209       $    45    $  (906)    $   (24)       $ 11,815

Buildings                      130,733        10,623          959           466       1,094       (148)        140,877

Leasehold improvements           2,825           244                        121       (415)         (2)          2,531

Machinery and equipment        462,284        59,607        1,501        14,003        (13)     (1,844)        504,530
                               -------        ------        -----        ------      ------     -------        -------

                              $608,627       $70,688       $2,669       $14,635    $  (240)    $(2,018)       $659,753
                               -------        ------        -----        ------      ------     -------        -------
                               -------        ------        -----        ------      ------     -------        -------


LEASED PROPERTY AND EQUIPMENT

Buildings                     $  4,262                                                                        $  4,262

Machinery and equipment          1,979            16                        111                      16          1,900
                               -------       -------                    -------                 -------        -------
                              $  6,241      $     16                   $    111                $     16       $  6,162
                               -------       -------                    -------                 -------        -------
                               -------       -------                    -------                 -------        -------


(1) Reclassifications and correction of prior year capitalization.


                           BEMIS COMPANY, INC. AND SUBSIDIARIES
               SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                (in thousands of dollars)


                                                                   YEAR ENDED DECEMBER 31, 1994
                                 -----------------------------------------------------------------------------------------------
                                                                           DEDUCTIONS
                                                                    ----------------------------
                                                                                       Fully        Translation
                                    Balance at       Charged to                     Depreciated      Adjustment      Balance
                                    Beginning          Profit       Retirements        Assets           Debit       at Close
                                      of Year         and Loss        or Sales       Written Off       (Credit)      of Year
                                  -----------        ---------      -----------     ------------     -----------    -----------

OWNED PROPERTY AND EQUIPMENT
Land improvements                 $    2,100         $    230         $   181        $     229         $     4       $   1,916

Buildings                             38,911            4,524             521            2,080            (34)          40,868

Leasehold improvements                   485              184               8                              (6)             667

Machinery and equipment              218,784           45,864           6,639           42,729         (2,165)         217,445
                                 -----------       ----------      ----------      -----------      ----------      ----------
                                    $260,280          $50,802          $7,349          $45,038        $(2,201)        $260,896
                                 -----------       ----------      ----------      -----------      ----------      ----------
                                 -----------       ----------      ----------      -----------      ----------      ----------

LEASED PROPERTY AND EQUIPMENT

Buildings                         $    1,417       $       98          $1,286                                      $       229

Machinery and equipment                   46                9              33                                               22
                                  ----------       ----------      ----------                                    -------------
                                  $    1,463        $     107          $1,319                                     $        251
                                  ----------       ----------      ----------                                    -------------
                                  ----------       ----------      ----------                                    -------------

                      BEMIS COMPANY, INC. AND SUBSIDIARIES
        SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                            (in thousands of dollars)


                                                                   YEAR ENDED DECEMBER 31, 1993
                                 -----------------------------------------------------------------------------------------------
                                                                      DEDUCTIONS
                                                             ----------------------------       Other
                                                                                 Fully          Changes    Translation
                                Balance at     Charged to                     Depreciated        Debit      Adjustment    Balance
                                Beginning        Profit      Retirements        Assets         (Credit)       Debit      at Close
                                 of Year        and Loss       or Sales       Written Off         (1)       (Credit)      of Year
                                ----------     ---------     -----------      -----------      --------    -----------    -------

OWNED PROPERTY AND EQUIPMENT
Land improvements                $  2,259       $   243       $     48         $   351                         $    3    $  2,100

Buildings                          38,434         4,274          2,787             227                            783      38,911

Leasehold improvements                713           211            249             184                              6         485

Machinery and equipment           231,190        41,240         22,749          28,969           (208)          2,136     218,784
                                  -------        ------         ------          ------           -----          -----     -------
                                 $272,596       $45,968        $25,833         $29,731          $(208)         $2,928    $260,280
                                  -------        ------         ------          ------           -----          -----     -------
                                  -------        ------         ------          ------           -----          -----     -------

Leased Property and Equipment

Buildings                        $  1,291       $   126                                                                  $  1,417

Machinery and equipment             1,298           127                            757             547            75           46
                                  -------        ------                         ------           -----          -----     -------
                                 $  2,589       $   253                        $   757            $547        $    75    $  1,463
                                  -------        ------                         ------           -----          -----     -------
                                  -------        ------                         ------           -----          -----     -------


(1) Reclassifications.


BEMIS COMPANY, INC. AND SUBSIDIARIES
SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
(in thousands of dollars)


                                                                   YEAR ENDED DECEMBER 31, 1992
                                 -----------------------------------------------------------------------------------------------
                                                                      DEDUCTIONS
                                                             ----------------------------       Other
                                                                                 Fully          Changes    Translation
                                Balance at     Charged to                     Depreciated        Debit      Adjustment    Balance
                                Beginning        Profit      Retirements        Assets         (Credit)       Debit      at Close
                                 of Year        and Loss       or Sales       Written Off         (1)       (Credit)      of Year
                                ----------     ---------     -----------      -----------      --------    -----------    -------

OWNED PROPERTY AND EQUIPMENT

Land improvements                $  2,064      $    247                       $    45                          $    7    $  2,259

Buildings                          34,871         4,190            173             466            (99)             87      38,434

Leasehold improvements                732           204                            121              99              3         713

Machinery and equipment           205,021        42,255            996          14,003              13          1,074     231,190
                                  -------        ------          -----          ------             ---          -----     -------
                                 $242,688       $46,896         $1,169         $14,635            $ 13         $1,171    $272,596
                                  -------        ------          -----          ------             ---          -----     -------
                                  -------        ------          -----          ------             ---          -----     -------

LEASED PROPERTY AND EQUIPMENT

Buildings                        $  1,166       $   125                                                                  $  1,291

Machinery and equipment             1,158           244                            111                            (7)       1,298
                                  -------        ------                         ------                         ------     -------
                                 $  2,324       $   369                        $   111                        $   (7)    $  2,589
                                  -------        ------                         ------                         ------     -------
                                  -------        ------                         ------                         ------     -------


(1) Reclassifications.


                      BEMIS COMPANY, INC. AND SUBSIDIARIES
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (in thousands of dollars)



                                        YEAR ENDED DECEMBER 31, 1994
                           ----------------------------------------------------
                                          Additions
                           Balance at     ---------                     Balance
                           Beginning      Charged to      Accounts     at Close
                            of Year     Profit &  Loss   Written Off    of Year
                           ----------   --------------   -----------   --------

Reserves for doubtful
   accounts and allowances   $9,228          $4,059       $1,476(1)     $11,811
                              ------          -----        -----         ------
                              ------          -----        -----         ------


                                        YEAR ENDED DECEMBER 31, 1993
                           ----------------------------------------------------
                                          Additions
                           Balance at     ---------                     Balance
                           Beginning      Charged to      Accounts     at Close
                            of Year     Profit &  Loss   Written Off    of Year
                           ----------   --------------   -----------   --------

Reserves for doubtul
   accounts and allowances   $7,352        $3,750         $1,874 (2)     $9,228
                              -----         ----           -----         ------
                              -----         ----           -----         ------


                                        YEAR ENDED DECEMBER 31, 1992
                           ----------------------------------------------------
                                          Additions
                           Balance at     ---------                     Balance
                           Beginning      Charged to      Accounts     at Close
                            of Year     Profit &  Loss   Written Off    of Year
                           ----------   --------------   -----------   --------

Reserves for doubtful
   accounts and allowances   $8,281        $  810         $1,739 (3)     $7,352
                              -----          ----          -----          -----
                              -----          ----          -----          -----


(1) Net of $103 collections on accounts previously written off.

(2) Net of $ 55 collections on accounts previously written off.

(3) Net of $141 collections on accounts previously written off.


                      BEMIS COMPANY, INC. AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (in thousands of dollars)



                                           1994           1993           1992
                                           ----           ----           ----
Maintenance and repairs                 $40,565        $37,565        $36,864
                                         ------         ------         ------
                                         ------         ------         ------
