Form 10-Q
period 1995-03-31
BEMIS CO INC
filed 1995-05-02
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 1995
                          Commission File Number 1-5277


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


                         YES     X      NO
                              -------      ------

     Aggregate market value of the voting stock held by non-affiliates of the registrant


                       51,490,961 shares at $27.75 per share
                       as of April 28, 1995 - $1,428,874,000

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements, enclosed as Exhibit 21, are incorporated by reference in this Form 10-Q.

     In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net Sales for the first quarter of 1995 were $368.6 million compared to $323.3 million for the first quarter of 1994, an increase of 14.0% or $45.3 million. Net Income was $16.1 million for the first quarter of 1995 and $13.6 million for the same quarter in 1994, an increase of 18.4%.

     Both the Flexible Packaging and the Specialty Coated and Graphics Products Lines of Business had increases in Sales and Operating Profits over the first quarter of 1994, with the Specialty Coated and Graphics Products reflecting the most significant increases.

Addressing the Statement of Income line item changes of consequence:

     Cost of Products Sold increased 15.8% compared to Net Sales increases of 14.0%. Despite numerous sales price increases in 1994 and lower manufacturing overhead compared to 1994, to date we have not fully offset the full impact of multiple raw material price increases incurred since early 1994. While upward pressure on raw material costs continued in the first quarter of 1995, we expect these increases will be less severe than in 1994.

     Selling, General and Administrative Expenses were 12.3% of Net Sales for the current quarter compared to 13.8% in the first quarter of 1994 on a 14.0% increase in Net Sales, reflecting cost control efforts and economies available through increasing volume.

     Lower Research and Development expenditures resulted from reduced product development expense in our Packaging Machinery business segment.

     Increasing interest rates and a higher debt level, required to sustain increased working capital and our capital expenditure program, account for the $1.4 million rise in Interest Expense.

     Other Income increased $.3 million largely due to currency exchange gains experienced in the first quarter of 1995 versus losses experienced in the first quarter of 1994.

     Minority Interest increases reflect improvements in our Pressure-Sensitive Materials business segment.

                         PART I - FINANCIAL INFORMATION


     In summary, Pretax Income increased $3.8 million or 17.3% on a 14% increase in Net Sales with lower overhead expense in relation to sales more than offsetting the effect of higher material costs and interest.

     Income Tax expense increased $1.3 million or 15.5%. The effective tax rate for the first quarter of 1995 and 1994 was 37.6% and 38.2%, respectively.


     The $20.3 million increase in Long-Term Debt results from increased working capital and capital equipment expenditures. The working capital increase relates principally to higher inventory required to sustain increased business volume and as a hedge against material cost increases.

     In the third quarter of 1993, a restructuring plan was announced for our Flexible Packaging Products line of business. The objective of this plan was to increase profitability through improved operating efficiency. This plan resulted in a $21 million pretax charge to Other Costs in the third quarter of 1993 and was expected to produce annual pretax savings of $8 million when fully implemented.

     Key aspects of the plan included redeployment of assets in both the domestic and international packaging machinery businesses ($7.2 million), the closedown of a U.S. nylon resin production facility ($6.2 million), the consolidation of two paper packaging plants into larger facilities ($5.0 million), and $2.6 million for all other expenses principally related to the write-off of nonproductive assets in the coated and laminated film business.

     All facility closures and consolidations were essentially completed as of the end of 1994. One sublease and one plant sale are pending completion in 1995 as well as some ongoing severance payments and project costs. Because of these pending transactions and final restructuring actions, final adjustments to the reserve have not yet been made, however, no material gain or loss is expected.

     Of the $21 million total restructuring expenses, we expected $11.4 million of non-cash cost and $9.6 million of net cash expense, all of which would be internally generated. Through March 31, 1995, our cash costs have totalled $4.9 million and non-cash costs $15.1 million. The remaining $1.0 million reserve is expected to be sufficient to absorb remaining cash and non-cash expenses required to finalize this effort in 1995.

                         PART I - FINANCIAL INFORMATION


FINANCIAL CONDITION

     A statement of cash flow for the three months ended March 31, 1995, is as follows:


                                                                       Millions
                                                                       --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income.....................................................   $16.1
       Non-cash items:
          Depreciation and amortization...............................    15.0
          Minority interest...........................................     1.0
          Deferred income taxes, non-current portion..................     2.1
          Net increase in working capital items.......................   (25.1)
          Net change in deferred charges and credits..................     0.3
          Other.......................................................     0.7
                                                                         -----
     Net cash provided by operating activities........................    10.1
                                                                         -----

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment..........................    (24.2)
        Other........................................................      0.2
                                                                         -----
     Net cash used in investing activities...........................    (24.0)
                                                                         -----

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in long-term debt...................................     19.4
        Cash dividends paid..........................................     (8.2)
        Stock incentive programs.....................................      3.5
                                                                         -----

     Net cash provided by financing activities.......................     14.7
                                                                         -----

     Effect of exchange rates........................................      1.9
                                                                        -------

     Net increase in cash............................................   $  2.7
                                                                         -----
                                                                         -----

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There have been no significant changes during the three months ended March 31, 1995.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 21 - Financial Statements Furnished to Security Holders.

     Exhibit 27 - Financial Data Schedule



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BEMIS COMPANY, INC.



Date    May 1, 1995                     S\ LeRoy F. Bazany
     ---------------------              -------------------------------
                                        LeRoy F. Bazany, Vice President
                                            and Controller




Date    May 1, 1995                     S\ B. R. Field, III
     ----------------------             -----------------------------------
                                        Benjamin R. Field, III, Senior Vice
                                           President, Chief Financial Officer
                                           and Treasurer