Form 10-K/A
period 1994-12-31
BEMIS CO INC
filed 1995-06-27
CIK 11199

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

                         Commission file number 1-5277

                              BEMIS COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Missouri                                            43-0178130
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    222 South 9th Street, Suite 2300
         Minneapolis, Minnesota                                 55402-4099
- ----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

                                (612) 376-3000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
- -------------------                                        -------------------
Common Stock, par value $.10 per share                   New York Stock Exchange

Preferred Share Purchase Rights                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__  No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 1, 1995, based on a closing price of $27.50 per share and reported on the New York Stock Exchange was $1,272,508,000. As of March 1, 1995, the Registrant had 51,490,961 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

           1994 Annual Report to Shareholders -- Part I and Part II
               Proxy Statement -- Annual Meeting of Stockholders
                            May 4, 1995 -- Part III

     Item 10 of the Company's report on Form 10-K for the fiscal year ended December 31, 1994, is hereby amended in its entirety as follows:

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors is hereby incorporated by reference from the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders held on May 4, 1995, a definitive copy of which was filed with the Commission on March 13, 1995. The required information is contained under the heading "Information With Respect to Directors" on pages 3 through 5.



     The following sets forth the name, age, and business experience for the last five years of the principal executive officers of the Registrant. Each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.


                                                                                    PERIOD
                                                                                THE POSITIONS
       NAME              AGE             POSITIONS HELD                           WERE HELD
- -----------------------------------------------------------------------------------------------
LeRoy F. Bazany          62     Vice President and Controller                   1982 to present

Jeffrey H. Curler        44     Executive Vice President                        1991 to present
                                President-Curwood, Inc.                 (1)     1982 to present

Benjamin R. Field, III   56     Senior Vice President, Chief
                                  Financial Officer and Treasurer               1992 to present
                                Vice President and Treasurer                    1982 to 1992

Scott W. Johnson         54     Senior Vice President, General
                                  Counsel and Secretary                         1992 to present
                                Vice President -- General Counsel
                                  and Secretary                                 1988 to 1992

Robert F. Mlnarik        53     Executive Vice President                        1991 to present
                                President and Chief Executive
                                  Officer-Morgan Adhesives Co.          (2)     1986 to present

John H. Roe              55     President and Chief Executive Officer           1990 to present
                                President and Chief Operating Officer           1987 to 1990
                                Executive Vice President                        1983 to 1987

Lawrence E. Schwanke     54     Vice President-Human Resources                  1990 to present
                                Director, Personnel -- Industrial Relations     1985 to 1990


(1)  Curwood, Inc. is a 100 percent owned subsidiary of the Registrant.

(2)  Morgan Adhesives Co. is 86.9 percent owned subsidiary of the Registrant.


                            ----------------------

     Item 11 of the Company's report on Form 10-K for the fiscal year ended December 31, 1994, is hereby amended in its entirety as follows:

ITEM 11 -- EXECUTIVE COMPENSATION


     The information required by this item is hereby incorporated by reference from the Registrant's Proxy Statement for the Registrant's Annual Meeting of Shareholders held on May 4, 1995, a definitive copy of which was filed with the Commission on March 13, 1995. The required information is contained under the headings "Compensation of Directors" on page 5, "Executive Compensation" on page 6, "Stock Options granted in 1994" on page 7, "Aggregate Year End Option Values" on page 7 and "Bemis Retirement Plan" on page 10.


                            ----------------------

     Item 12 of the Company's report on Form 10-K for the fiscal year ended December 31, 1994 is hereby amended in its entirety as follows:

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information required by this item is hereby incorporated by reference from the Registrant's Proxy Statement for the Registrant's Annual Meeting of Shareholders held on May 4, 1995, a definitive copy of which was filed with the Commission on March 13, 1995. The required information is contained under the heading "Ownership of the Company's Securities" on pages 2 and 3.


                            ----------------------

     Item 13 of the Company's report on Form 10-K for the fiscal year ended December 31, 1994, is hereby amended in its entirety as follows:

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by this item is hereby incorporated by reference from the Registrant's Proxy Statement for the Registrant's Annual meeting of Shareholders held on May 4, 1995, a definitive copy of which was filed with the Commission on March 13, 1995. The required information is contained under the heading "Certain Relationships and Certain Transactions" on pages 11 and 12.

                            ----------------------

     Item 14(a)(3) of the Company's report on Form 10-K for the fiscal year ended December 31, 1994 is hereby amended in its entirety as follows:

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   The following documents are filed as part of this report:

     (3)   Exhibits


           EXHIBIT           DESCRIPTION
           --------          -----------
           3(a)              Articles of Incorporation of the Registrant as amended.(1)

           3(b)              By-Laws of the Registrant, as amended.

           4                 Rights Agreement, dated as of August 3, 1989, between Bemis
                             Company, Inc. and Norwest Bank Minnesota, National Association.(2)

           10(a)             Bemis Company, Inc. 1987 Stock Option Plan.*(1)

                                       -3-

           10(b)             Bemis Company, Inc. 1994 Stock Incentive Plan.*(3)

           10(c)             Bemis Company, Inc. 1984 Stock Award Plan.*

           10(d)             Bemis Retirement Plan, as amended effective January 1, 1994.*

           10(e)             Bemis Company,  Inc. Supplemental Retirement Plan dated
                             October 20, 1988.*

           10(f)             Bemis Executive Incentive Plan dated April 1, 1990.*

           10(g)             Bemis Company, Inc. Long Term Deferred Compensation Plan.*

           10(h)             Amended and Restated Credit Agreement among Bemis Company, Inc., the Banks Listed therein and Morgan Guaranty Trust Company of
                             New York, as Agent, originally dated as of August 1, 1986,
                             Amended and Restated as of August 1, 1991, as amended by
                             Amendment No. 1 dated as of May 1, 1992, as amended by Amendment
                             No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated
                             March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994, and as amended by Amendment No. 6 dated February 1, 1995.

           13                1994 Annual Report to Shareholders.**

           22                Subsidiaries of the Registrant.**

           23                Consent of Price Waterhouse LLP.

           24                Powers of Attorney.

           27                Financial Data Schedule (EDGAR electronic filing only).**

- ----------
*      Management contract, compensatory plan or arrangement filed pursuant to
       Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

** Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(1)    Incorporated by reference to the Registrant's Registration Statement on Form S-8
       (File No. 33-50560).

(2)    Incorporated by reference to the Registrant's Registration Statement on Form 8-A
       dated August 1, 1989 (File No. 0-1387).

(3)    Incorporated by reference to the Registrant's Registration Statement on Form S-8
       (File No. 33-80666).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on June 27, 1995.

                                       BEMIS COMPANY, INC.


                                       /s/ Scott W. Johnson
                                      ------------------------------------------
                                      Scott W. Johnson
                                      Senior Vice President, Secretary and
                                      General Counsel

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on June 27, 1995.

          /s/ John H. Roe            , President and Chief Executive Officer
          ---------------------------     (Principal Executive Officer)
          John H. Roe

          /s/ Benjamin R. Field III  , Senior Vice President, Chief Financial
          ---------------------------     Officer and Treasurer (Principal
          Benjamin R. Field III           Financial Officer)

          /s/ LeRoy F. Bazany        , Vice President and Controller
          ---------------------------     (Principal Accounting Officer)
          LeRoy F. Bazany

          Winslow H. Buxton*, Director
          Howard J. Curler*, Director
          Jeffrey H. Curler*, Director
          Loring W. Knoblauch*, Director
          Edwin S. McBridge*, Director
          Robert F. Mlnaraik*, Director
          Winston R. Wallin*, Director
          C. Angus Wurtele*, Director

* Scott W. Johnson, by signing his name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the Registrant pursuant to powers of attorney duly executed by such persons.


                                      /s/ Scott W. Johnson
                                      ------------------------------------------
                                      Scott W. Johnson
                                      Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                                                   FORM OF
           EXHIBIT           DESCRIPTION                                                           FILING
           --------          -----------                                                           ------------
           3(a)              Articles of Incorporation of the Registrant, as amended.(1)

           3(b)              By-Laws of the Registrant, as amended.                                Electronic
                                                                                                   Transmission

           4                 Rights Agreement, dated as of August 3, 1989, between Bemis
                             Company, Inc. and Norwest Bank Minnesota, National Association.(2)

           10(a)             Bemis Company, Inc. 1987 Stock Option Plan.(1)

           10(b)             Bemis Company, Inc. 1994 Stock Incentive Plan.(3)

           10(c)             Bemis Company, Inc. 1984 Stock Award Plan.                            Electronic
                                                                                                   Transmission

           10(d)             Bemis Retirement Plan, as amended effective January 1, 1994.          Electronic
                                                                                                   Transmission

           10(e)             Bemis Company,  Inc. Supplemental Retirement Plan dated               Electronic
                             October 20, 1988.                                                     Transmission

           10(f)             Bemis Executive Incentive Plan dated April 1, 1990.                   Electronic
                                                                                                   Transmission

           10(g)             Bemis Company, Inc. Long Term Deferred Compensation Plan.             Electronic
                                                                                                   Transmission

           10(h)             Amended and Restated Credit Agreement among Bemis Company, Inc.,      Electronic
                             the Banks Listed therein and Morgan Guaranty Trust Company of         Transmission
                             New York, as Agent, originally dated as of August 1, 1986,
                             Amended and Restated as of August 1, 1991, as amended by
                             Amendment No. 1 dated as of May 1, 1992, as amended by Amendment
                             No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated
                             March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994, and as amended by Amendment No. 6 dated February 1, 1995.

           13                1994 Annual Report to Shareholders.*

           22                Subsidiaries of the Registrant.*

           23                Consent of Price Waterhouse LLP.                                      Electronic
                                                                                                   Transmission

           24                Powers of Attorney.                                                   Electronic
                                                                                                   Transmission

           27                Financial Data Schedule (EDGAR electronic filing only).*              Electronic
                                                                                                   Transmission

- ----------
* Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(1)    Incorporated by reference to the Registrant's Registration Statement on Form S-8
       (File No. 33-50560).

(2)    Incorporated by reference to the Registrant's Registration Statement on Form 8-A
       dated August 4, 1989 (File No. 0-1387).

(3)    Incorporated by reference to the Registrant's Registration Statement on Form S-8
       (File No. 33-80666).