Form 10-Q
period 1995-06-30
BEMIS CO INC
filed 1995-08-11
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months Ended June 30, 1995
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


                         YES     X      NO
                              -------       -------

     Indicate the number of shares outstanding of each of the issurer's classes of common stock, as of the latest practicable date.


       51,490,961 shares of Common Stock, $.10 par value on July 28, 1995

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements (enclosed as Exhibit 19) are incorporated by reference in this Form 10-Q.

     In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the six months ended June 30, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1995

     Net Sales for the second quarter of 1995 were $383.2 million compared to $337.7 million for the second quarter of 1994, an increase of 13.5% or $45.5 million. Net Income was $21.1 million for the second quarter of 1995 and $18.7 million for the same quarter in 1994.

     Both the Flexible Packaging and the Specialty Coated and Graphics Products Lines of Business had increases in Sales and Operating Profits over the second quarter of 1994 as well as the first quarter of 1995. Overall, the level of business activity is less robust then it was late last year and early this year, but we continue to successfully penetrate new accounts and strengthen our competitive position in the marketplace.

Addressing the Statement of Income line item changes of consequence.

     Cost of Products sold increased 14.2% compared to Net Sales increases of 13.5%. Sales price increases effected in 1994 and lower manufacturing overhead compared to 1994 have improved gross margins over the first quarter of 1995. However, to date we have not fully offset the full impact of multiple raw material price increases incurred during 1994. While raw material costs continued to rise in the first half of 1995, the rate of increases has been less severe than in 1994.

     Selling, General, and Administrative Expenses were 11.3% of Net Sales for the current quarter compared to 11.7% in the second quarter of 1994 on a 13.5% increase in Net Sales, reflecting cost control efforts and economies available through increasing volume.

     Lower Research and Development expenditures resulted from reduced product development expense in our Pressure-Sensitive Materials and Packaging Machinery business segments.

     Increasing interest rates account for the $.8 million rise in Interest Expense compared to the second quarter of 1994.

                         PART I - FINANCIAL INFORMATION

     Other Income decreased $.1 million largely due to an increase in currency exchange losses experienced in the second quarter of 1995 versus the second quarter of 1994.

     Minority Interest increases reflect improvements in our Pressure-Sensitive Materials business segment.

     Income Tax expense increased $1.3 million or 11.4%. The effective tax rate for the second quarter of 1995 and 1994 was 37.5% and 37.9%, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995

     Net Sales for the six-month period of 1995 were $751.7 million compared to $661.0 million for the same period in 1994, an increase of 13.7%. Net Income was $37.2 million for 1995 compared to $32.3 million for the same six-month period in 1994, an increase of 15.2%.

     Cost of Products sold increased 15.0% compared to Net Sales increases of 13.7%. Multiple raw material price increases experienced during 1994 and 1995 have not been fully offset by our own selling price increases.

     Reduced Research and Development expenditures occurred principally in our Packaging Machinery business segment.

     Increasing interest rates and a higher average debt level, required to sustain increased working capital and our capital equipment expenditure program, account for the $2.2 million rise in Interest Expense.

     Other Income increased $.3 million due to reduced currency exchange losses experienced in the first half of 1995 compared to the same period in 1994.

     The increase in Minority Interest reflects the continuing improvements in our Pressure-Sensitive Materials business segment.

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

     All facility closures and consolidations were essentially completed as of the end of 1994 with the balance completed in the first half of 1995. The remaining minor sublease and severance payments are contractual in nature and have been accrued. We consider the restructuring effort to be completed.

                         PART I - FINANCIAL INFORMATION


     Of the $21 million estimated restructuring expense, we expected $11.4 million of non-cash cost and $9.6 million of net cash expense, all of which would be internally generated. Actual cash cost was $5.6 million and total non-cash cost was $15.3 million. The remaining $.1 million reserve has been restored to income in June 1995, since this project is complete.

     On July 5, 1995, we completed the placement of $100 million of 6.7% Notes Due July 1, 2005. The total proceeds were used to repay outstanding Commercial Paper. These debt securities are part of the $200 million registration filed with the Securities and Exchange Commission on Form S-3 on June 15, 1995.

FINANCIAL CONDITION

     A statement of cash flow for the six months ended June 30, 1995, is as follows:



                                                                 Millions
                                                                 --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . $  37.2
     Non-cash items:
         Depreciation and amortization . . . . . . . . . . . . .    29.8
         Minority interest . . . . . . . . . . . . . . . . . . .     2.1
         Deferred income taxes, non-current portion. . . . . . .     2.4
         Net increase in working capital items . . . . . . . . .   (12.1)
         Net change in deferred charges and credits. . . . . . .     1.7
          Other. . . . . . . . . . . . . . . . . . . . . . . . .     0.5
                                                                 -------

     Net cash provided by operating activities . . . . . . . . .    61.6
                                                                 -------

  Cash flows from investing activities:
     Additions to property and equipment . . . . . . . . . . . .   (48.1)
     Proceeds from sale of property and equipment. . . . . . . .     1.7
                                                                 -------

  Net cash used in investing activities. . . . . . . . . . . . .   (46.4)
                                                                 -------

  Cash flows from financing activities:
     Change in long-term debt. . . . . . . . . . . . . . . . . .    (0.2)
     Change in short-term debt . . . . . . . . . . . . . . . . .    (0.6)
     Cash dividends paid . . . . . . . . . . . . . . . . . . . .   (16.5)
     Stock incentive programs. . . . . . . . . . . . . . . . . .     3.5
                                                                 -------

  Net cash provided by financing activities. . . . . . . . . . .   (13.8)
                                                                 -------

  Effect of exchange rates . . . . . . . . . . . . . . . . . . .     2.0
                                                                 -------

  Net increase in cash . . . . . . . . . . . . . . . . . . . . .  $  3.4
                                                                 -------
                                                                 -------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no significant changes during the six months ended June 30, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        EXHIBITS

        (a)   The following documents are filed as part of this report:

              3(a)  Articles of Incorporation of the Registrant, as amended. (1)

              3(b)  By-Laws of the Registrant, as amended.(4)

              4(a) Rights Agreement, dated as of August 3, 1989, between Bemis Company, Inc. and Norwest Bank Minnesota, National Association. (2)

              4(b) Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.
                    (5)

              10(a) Bemis Company, Inc. 1987 Stock Option Plan. *(1)

              10(b) Bemis Company, Inc. 1994 Stock Incentive Plan. *(3)

              10(c) Bemis Company, Inc. 1984 Stock Award Plan.*(4)

              10(d) Bemis Retirement Plan, as amended effective January 1,
                    1994.*(4)

              10(e) Bemis Company, Inc. Supplemental Retirement Plan dated
                    October 20, 1988.*(4)

              10(f) Bemis Executive Incentive Plan dated April 1, 1990.*(4)

              10(g) Bemis Company, Inc. Long Term Deferred Compensation
                    Plan.*(4)

              10(h) Amended and Restated Credit Agreement among Bemis Company,
                    Inc., the Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated February 1, 1995. (4)

              10(i) Form of Underwriting Agreement dated June 28, 1995. (5)

              19    Financial Statements Furnished to Security Holders.

              27    Financial Data Schedule (EDGAR electronic filing only).

                           PART II - OTHER INFORMATION


          (b)  A Form 8-K was filed June 30, 1995, reporting the following:

               On June 28, 1995, the Registrant agreed to sell $100,000,000 principal amount of its 6.70% Notes Due 2005 (the "Notes"), pursuant to the Underwriting Agreement dated June 28, 1995, among the Registrant, Goldman, Sachs & Co. and J. P. Morgan Securities, Inc.
          The Notes are the subject of a Registrant Statement on Form S-3 (File No. 33-60253) filed by the Registrant with the Securities and Exchange Commission.

     _____________


          *Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

          (1) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).

          (2) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 4, 1989 (File No. 0-1387).

          (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80666).

          (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994
               (File No. 1-5277).

          (5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEMIS COMPANY, INC.


Date August 10, 1995                    S\ LeRoy F. Bazany
     -----------------                  -----------------------------------
                                        LeRoy F. Bazany, Vice President
                                          and Controller


Date August 10, 1995                    S\ B. R. Field, III
     -----------------                  -----------------------------------
                                        Benjamin R. Field, III, Senior Vice
                                          President, Chief Financial Officer
                                          and Treasurer