Form 10-Q
period 1995-09-30
BEMIS CO INC
filed 1995-11-14
CIK 11199

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1995
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X     NO
                             -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     52,862,649  shares of Common Stock, $.10 par value on November 8, 1995

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements (enclosed as Exhibit 19) are incorporated by reference in this Form 10-Q.

     In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the nine months ended September 30, 1995.


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THIRD QUARTER 1995

     Net Sales for the third quarter of 1995 were $372.5 million compared to $356.2 million for the third quarter of 1994, an increase of 4.6% or $16.3 million. Net Income increased 13.9% to $20.8 million for the third quarter of 1995 compared to the same quarter in 1994.

     Both the Flexible Packaging and the Specialty Coated and Graphics Products Lines of Business had increased Sales over the third quarter of 1994 on less unit volume. The 11.3% Operating Profit increase of the Flexible Packaging Line of Business more than offset the nominal 1.8% drop experienced in the Specialty Coated and Graphics Products Line of Business. Overall, the level of business activity continues to be less robust than it was late last year and early this year, but we continue to successfully penetrate new accounts and strengthen our competitive position in the marketplace.

Addressing the Statement of Income line item changes of consequence.

     Cost of Products sold increased 4.9% compared to Net Sales increases of 4.6%. Sales price increases effected in 1994 have not fully offset the full impact of multiple raw material price increases incurred during 1994. While some raw material costs have continued to rise in 1995, the rate of increases has been less severe than in 1994, and we have recently experienced cost reductions for a few selected raw material items. We also experienced a slight increase in Variable manufacturing costs during the third quarter of 1995 compared to 1994.

     Selling, General, and Administrative Expenses, expressed as a percent of Net Sales were 11.2% compared to 11.6% in the third quarter of 1994, on a 4.6% increase in Net Sales, continuing to reflect cost control efforts and economies available through increasing volume.

     Increased Research and Development expenditures resulted from increased product development expense in all business segments except Packaging Machinery.

     Increasing interest rates account for the $.6 million increase in Interest Expense compared to the third quarter of 1994.

                         PART I - FINANCIAL INFORMATION

     The $1.8 million increase in Other Income over the third quarter of 1994 relates to a combination of increased interest income, lower currency exchange losses, and income associated with a minority equity interest, the balance of which was purchased in the fourth quarter of 1995.

     Pretax Income increased $3.3 million principally due to improvements in marginal income. Income Tax expense increased $.8 million or 7.1%. The effective tax rate for the third quarter of 1995 and 1994 was 36.7% and 38.2%, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net Sales for the nine-month period of 1995 increased 10.5% to $1.1 billion compared to the same period in 1994. Net Income was $58.1 million for 1995 compared to $50.6 million for the same nine-month period in 1994, an increase of 14.8%.

     Cost of Products sold increased 11.5% on Net Sales increases of 10.5%. Multiple raw material price increases experienced during 1994 and 1995 have not been fully offset by our own selling price increases.

     Reduced Research and Development expenditures occurred principally in our Packaging Machinery business segment.

     Increasing interest rates and a slightly higher average debt level, required to sustain increased working capital and our capital equipment expenditure program, account for the $2.8 million rise in Interest Expense.

     Other Income increased $2.1 million during the first nine months of 1995 compared to the same period of 1994 primarily due to a combination of increased interest income, lower currency exchange losses, and income associated with a minority equity investment, the balance of which was purchased in the fourth quarter of 1995.

     The increase in Minority Interest reflects the continuing improvements in our Pressure-Sensitive Materials business segment in both Europe and North America.

     Pretax Income increased $10.9 million or 13.3% on a nine-month Net Sales increase of $107.0 million or 10.5%, reflecting the improving domestic and European economic climate. The effective tax rate for the none-month period of 1995 was 37.3% compared to 38.1% for the same period in 1994.

SUBSEQUENT EVENTS

     In October 1995 we completed the acquisition of Banner Packaging, Inc., a Wisconsin-based flexible packaging manufacturer with annual sales of approximately $60 million. We expect this excellent manufacturer of quality flexible plastic packaging will very nicely complement our existing packaging businesses.

                        PART I - FINANCIAL INFORMATION


FINANCIAL CONDITION

     A statement of cash flow for the nine months ended September 30, 1995, is as follows:

                                                                                        Millions
                                                                                        --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income....................................................................     $  58.1
      Non-cash items:
        Depreciation and amortization...............................................        44.3
        Minority interest...........................................................         3.0
        Deferred income taxes, non-current portion..................................         2.5
        Net increase in working capital items.......................................         3.5
        Net change in deferred charges and credits..................................          .6
                                                                                         -------

     Net cash provided by operating activities......................................       112.0

     CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment...........................................       (69.1)
      Proceeds from sales of property and equipment.................................         2.0
                                                                                         -------

     Net cash used in investing activities..........................................       (67.1)
                                                                                         -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
      Change in long-term debt......................................................       (13.7)
      Change in short-term debt.....................................................         (.7)
      Cash dividends paid...........................................................       (24.7)
      Stock incentive programs......................................................         3.5

     Net cash provided by financing activities......................................       (35.6)
                                                                                         -------

     Effect of exchange rates.......................................................         1.1
                                                                                         -------

     Net increase in cash...........................................................     $  10.4
                                                                                         -------

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        There have been no significant changes during the nine months ended September 30, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        EXHIBITS

        (a)   The following documents are filed as part of this report:

              3(a)  Articles of Incorporation of the Registrant, as amended. (1)

              3(b)  By-Laws of the Registrant, as amended. (4)

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

             10(c)  Bemis Company, Inc. 1984 Stock Award Plan .*(4)

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

                                 PART II - OTHER INFORMATION


             19     Financial Statements Furnished to Security Holders

             27     Financial Data Schedule (EDGAR electronic filing only).
     _____________

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

                                         BEMIS COMPANY, INC.



Date   11/14/95                  /s/ LeRoy F. Bazany
     ---------------------       ---------------------------------------
                                 LeRoy F. Bazany, Vice President
                                   and Controller



Date   11/14/95                  /s/ Benjamin R. Field, III
     ---------------------       ---------------------------------------
                                 Benjamin R. Field, III, Senior Vice President,
                                  Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit                                                          Form of Filing
-------                                                          --------------
3(a) Articles of Incorporation of the Registrant, as amended. (1)
3(b)  By-Laws of the Registrant, as amended. (4)

4(a)  Rights Agreement, dated as of August 3, 1989, between
      Bemis Company, Inc. and Norwest Bank Minnesota,
      National Association. (2)
4(b) Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (5)

10(a) Bemis Company, Inc. 1987 Stock Option Plan. *(1)
10(b) Bemis Company, Inc. 1994 Stock Incentive Plan. *(3)
10(c) Bemis Company, Inc. 1984 Stock Award Plan .*(4)

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

19    Financial Statements Furnished to Security Holders           Electronic
                                                                   Transmission

27    Financial Data Schedule (EDGAR electronic filing only).      Electronic
                                                                   Transmission

      ----------

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