Form 10-K
period 1995-12-31
BEMIS CO INC
filed 1996-03-19
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995
                          Commission File Number 1-5277

                               BEMIS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

                Missouri                               43-0178130
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification  No.)

       222 South 9th Street, Suite 2300, Minneapolis, Minnesota 55402-4099
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (612) 376-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Title of Each Class                                on Which Registered
___________________                              _______________________
Common Stock, par value $.10 per share           New York Stock Exchange
Preferred Share Purchase Rights                  New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the
past 90 days.   YES      X        NO
                     _________        _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 1, 1996, based on a closing price of $30.88 per share as reported on the New York Stock Exchange, was $1,467,170,000. As of March 1, 1996, the Registrant had 52,567,339 shares of Common Stock issued and outstanding.

                       Documents Incorporated by Reference
                       ___________________________________
            1995 Annual Report to Shareholders - Part I  and Part II
                Proxy Statement - Annual Meeting of Stockholders
                        May 2, 1996 - Part I and Part III

ITEM 1 - BUSINESS


     Bemis Company, Inc., a Missouri corporation (the "Registrant"), continues a business formed in 1858. The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965. The Registrant is a principal manufacturer of flexible packaging products and specialty coated and graphics products selling to customers throughout the United States, Canada, and Europe. In 1995, approximately 72% of the Registrant's sales were derived from flexible packaging products and approximately 28% were derived from specialty coated and graphics products. The primary market for its products is the food industry; other markets include companies in chemical, agribusiness, pharmaceutical, medical, printing, and graphic industries. Further information about the Registrant's operations in different business segments appearing on page 38 of the accompanying 1995 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.
     As of December 31, 1995, the Registrant had approximately 8,500 employees, of which an estimated 5,800 were classified as production employees. Most of the production employees are covered by collective bargaining contracts involving five different international unions and 19 individual contracts with terms ranging from three to five years. During 1995, five contracts covering approximately 950 employees at five different locations in the United States were successfully negotiated. During 1996, three domestic labor agreements and two Canadian agreements are scheduled to expire.
     Working capital elements throughout the year fluctuate in relation to the level of business. Customer and vendor payment terms are generally net 30 days; exceptions to these terms are not material. Inventory levels reflect a reasonable balance between raw material pricing and availability, and our commitment to promptly fill customer orders. Backlogs are not a significant factor in the industries in which the Registrant operates; most orders placed with the Registrant are for delivery within 90 days or less.
     The Registrant owns patents, licenses, trademarks, and trade names on its products. The loss of any or all patents, licenses, trademarks, or trade names would not have a materially adverse effect on the Registrant's results as a whole or either of its segments. The business of each of the segments is not seasonal to any significant extent. A summary of the Registrant's business activities reported by its two business segments follows:

FLEXIBLE PACKAGING PRODUCTS - The Registrant and its subsidiaries manufacture a broad range of industrial and consumer packaging consisting of coated and laminated films, polyethylene packaging, packaging machinery, and industrial and consumer paper bag packaging.
     Coated and laminated film products include flexible polymer film structures and barrier laminates for food, medical, and personal care products utilizing controlled and modified atmosphere packaging and complementary packaging machinery systems, with value added through printing. Primary markets are processed meat, cheese, coffee, condiments, and candy. Additional products include a full line of blown and cast stretchfilm products, carton sealing tapes and application equipment for industrial use, and custom thermoformed plastic packaging. Coated and laminated films accounted for 31 percent, 31 percent, and 32 percent of consolidated net sales for the years 1995, 1994, and 1993, respectively.
     Polyethylene packaging consists of mono-layer and coextruded films, converted packaging and roll stock, flexographic line and process printed packaging for bakery products, seed, retail, lawn and garden, ice, fresh and frozen produce, and candy; printed shrink overwrap for the food and beverage industry; extruded products including wide width sheeting, bags on a roll, balers, pass-through and stretch palletizing film, and shrink pallet covers. Polyethylene products accounted for 17 percent, 16 percent, and 16 percent of consolidated net sales for the years 1995, 1994, and 1993, respectively.
     Packaging machinery products include consumer packaging machinery and systems for flexible packaging including vertical and horizontal form/fill/seal pouch packaging; equipment which weighs pieces, powders, and liquids for food, chemical, and industrial products, and stand-up pouch packaging systems. The Registrant also makes industrial packaging machinery, including automated bag handling, weighing, filling, closing, sealing, and palletizing equipment for multiwall paper open-mouth and valve bags, and poly open-mouth bags, Bulk-Pak polyethylene liner insertion equipment for bag-in-box systems, and vertical form/fill/seal machinery for large bags. Packaging machinery accounted for 8 percent, 8 percent, and 9 percent of consolidated net sales for the years 1995, 1994, and 1993, respectively.
     Industrial and consumer paper bag packaging is made up of multiwall and small paper bags, balers, printed paper roll stock, and bag closing materials for industrial and consumer packaging products. Flexographic and rotogravure printing are enhanced with in-line overlaminating capabilities. Innovations in bag constructions include inner-ply laminations of odor, grease, and moisture barriers. Primary markets include pet food, seed, chemicals, dairy products, fertilizers, feed, minerals, flour, rice, sugar, and coffee beans. Sales of this product line accounted for 15 percent, 15 percent, and 17 percent of consolidated net sales for the years 1995, 1994, and 1993, respectively.

SPECIALTY COATED AND GRAPHICS PRODUCTS - The Registrant manufactures pressure-sensitive materials such as sheet printing products, roll label products, and technical products and graphic films.
     Sheet printing products include pressure-sensitive paper, film, and foil sheet printing products and laser printing products for the sheet-fed printing industry. In addition, the Registrant provides laser printer sheet stocks, pre-die-cut printing labels, copier labels, data processing labels, and non-impact printer products, which are designed to run on business equipment such as laser printers and xerographic copiers.
     Roll label products include narrow-web rolls of pressure-sensitive film, paper, and foil printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume data processing (EDP) stocks, bar code inventory control labels, and numerous laser printing applications.
     Technical products and graphic films are pressure-sensitive materials that are technically engineered for performance in varied industrial or graphic application. They include micro-thin film adhesives used in delicate electronic parts assembly, pressure-sensitives utilizing foam and tape based stocks to perform fastening and mounting functions, optically clear films with built-in UV inhibitors for photo murals, and decorative markings.

     Pressure-sensitive materials accounted for 28 percent, 29 percent, and 24 percent of consolidated net sales for the years 1995, 1994, and 1993, respectively. This product segment also includes the manufacture of pressure-sensitive label applicating equipment, rotogravure cylinders, and film services.

MARKETING, DISTRIBUTION, AND COMPETITION
     While the Registrant's sales are made through a variety of distribution methods, more than 70 percent of each segment's sales are made by the Registrant's sales force. Sales offices and plants are located throughout the United States, Canada, Great Britain, Europe, Scandinavia, Australia, and Mexico to provide prompt and economical service to more than 30,000 customers. The Registrant's technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.
     No single customer accounts for 10 percent or more of the Registrant's total sales of both of its two business segments. Furthermore, the loss of one or a few major customers would not have a material adverse effect on their operating results.
     The major markets in which the Registrant sells its products are highly competitive. Areas of competition include price, innovation, quality, and service. This competition is significant as to both the size the number of competing firms.
     Major competitors in the Flexible Packaging Products segment include American National Can Company, Printpack, Inc., James River Corporation, Cryovac, a division of W.R. Grace & Co., Huntsman Chemical Corporation, AEP Industries, Inc., Stone Container Corporation, and Union Camp Corporation. In the Specialty Coated and Graphics Products segment major competitors include Avery-Dennison Corporation, Flexcon Co., Inc., Minnesota Mining and Manufacturing Company, Jackstadt GmbH (Germany), and Haarla (Finland).
     The Registrant considers itself to be a significant factor in the market niches it serves; however, due to the diversity of the Flexible Packaging and Specialty Coated and Graphics Products segments, the Registrant's precise competitive position in these markets is not reasonably determinable.

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

RESEARCH AND DEVELOPMENT EXPENSE
     Research and development expenditures were as follows:

                                                                         1995                     1994                     1993
                                                                      ----------               ----------               ----------
     Flexible Packaging Products                                     $ 8,813,000              $ 9,132,000              $ 9,910,000

     Specialty Coated and Graphics Products                            4,790,000                3,992,000                4,174 000
                                                                      ----------               ----------               ----------

          Total                                                      $13,603,000              $13,124 000              $14,084,000
                                                                      ----------               ----------               ----------
                                                                      ----------               ----------               ----------


ENVIRONMENTAL CONTROL
     Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, and competitive position of the Registrant and its subsidiaries.

ITEM 2 - PROPERTIES
     Properties utilized by the Registrant and its subsidiaries at December 31, 1995, were as follows:

FLEXIBLE PACKAGING PRODUCTS - The Registrant has 31 manufacturing plants located in 14 states and one foreign country, of which 26 are owned directly by the Registrant or its subsidiaries and five are leased from outside parties. Leases generally provide for minimum terms of three to 10 years and have one or more five-year renewal options. The initial terms of leases in effect at December 31, 1995, expire between 1996 and 2004.

SPECIALTY COATED AND GRAPHICS PRODUCTS - The Registrant has ten manufacturing plants located in five states and three foreign countries, of which seven are owned directly by the Registrant or its subsidiaries and three are leased from outside parties. Leases generally provide for minimum terms of five to 25 years and have one or more renewal options. The initial terms of leases in effect as of December 31, 1995, expire between 1996 and 2008.

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

ITEM 3 - LEGAL PROCEEDINGS
     The Registrant is involved in a number of lawsuits, including environmental related litigation, incidental to its business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on consultation with counsel, that any ultimate liability would not have a material adverse effect upon the Registrant's business, operating results, or financial condition.
     The Registrant is a potentially responsible party (PRP) in approximately seventeen superfund sites around the United States. In substantially all cases, the Registrant is a "de minimis" PRP and has negotiated a position as such. In addition, the Registrant has full insurance protection at seven of these sites and 50% insurance protection at three of these sites. The Registrant has reserved an amount that it believes to be adequate to cover its exposure.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
     None

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS
     The information required by this item appearing on pages 1 and 22 of the accompanying 1995 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA
     The information required by this item appearing on page 23 of the accompanying 1995 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appearing on pages 20 to 22 of the accompanying 1995 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 22, 1996, and the quarterly data appearing on pages 24 to 39 of the accompanying 1995 Annual Report to Shareholders are expressly incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in items 1, 5, 6, 7, and 8, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1995, and such information is expressly incorporated herein by reference.
     The following sets forth the name, age, and business experience for the last five years of the principal executive officers of the Registrant. Each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.

                                                                                                                         Period
                                                                                                                      The Positions
      Name                             Age                               Positions Held                                 Were Held
____________________________________________________________________________________________________________________________________
LeRoy F. Bazany                         63                       Vice President and Controller                       1982 to present

Jeffrey H. Curler                       45                       Executive Vice President                            1991 to present
                                                                 President - Curwood, Inc. (1)                       1982 to present

Benjamin R. Field, III                  57                       Senior Vice President, Chief
                                                                   Financial Officer and Treasurer                   1992 to present
                                                                 Vice President and Treasurer                        1982 to 1992

Scott W. Johnson                        55                       Senior Vice President, General
                                                                   Counsel and Secretary                             1992 to present
                                                                 Vice President - General Counsel
                                                                   and Secretary                                     1988 to 1992

Robert F. Mlnarik                       54                       Executive Vice President                            1991 to present
                                                                 President and Chief Executive
                                                                   Officer - Morgan Adhesives Co.  (2)               1986 to present

John H. Roe                             56                       President and Chief Executive Officer               1990 to present
                                                                 President and Chief Operating Officer               1987 to 1990
                                                                 Executive Vice President                            1983 to 1987

Lawrence E. Schwanke                    55                       Vice President - Human Resources                    1990 to present
                                                                 Director, Personnel - Industrial Relations          1985 to 1990



(1) Curwood, Inc. is a 100 percent owned subsidiary of the Registrant.
(2) Morgan Adhesives Co. is an 86.9 percent owned subsidiary of the Registrant.

ITEM 11 - EXECUTIVE COMPENSATION
     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1995, and such information is expressly incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT
     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1995, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1995, and such information is expressly incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

          REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of the report:

                                                                     Pages in
                                                                 Annual Report *
     (1)  FINANCIAL STATEMENTS:                                  ---------------
          ---------------------
          Report of Independent Accountants. . . . . . . . . . . .     24
          Consolidated Statement of Income for
               the Three Years Ended December 31, 1995 . . . . . .     25
          Consolidated Balance Sheet
               at December 31, 1995 and 1994 . . . . . . . . . . .    26-27
          Consolidated Statement of Cash Flows for
               the Three Years Ended December 31, 1995 . . . . . .    28-29
          Consolidated Statement of Stockholders' Equity
               for the Three Years Ended December 31, 1995 . . . .     30
          Notes to Consolidated Financial Statements . . . . . . .  31 to 39

          *Incorporated by reference from the indicated pages of the 1995 Annual Report to Shareholders.





                                                                                                                   Pages in
                                                                                                                   Form 10-K
                                                                                                                   ---------
     (2)  FINANCIAL STATEMENT SCHEDULES FOR YEARS 1995, 1994, AND 1993
          ------------------------------------------------------------
          Report of Independent Accountants on Financial Statement
               Schedules for the Three Years Ended December 31, 1995 . . . . . . . . . . . . . . . . . . . .          13
          Schedule V    - Property and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16 to 18
          Schedule VI   - Accumulated Depreciation
                           of Property and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19 to 21
          Schedule VIII - Valuation and Qualifying Accounts and Reserves . . . . . . . . . . . . . . . . . .          22
          Schedule X    - Supplementary Income Statement Information . . . . . . . . . . . . . . . . . . . .          22


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  EXHIBITS
       3(a) Articles of Incorporation of the Registrant, as amended.  (1)
       3(b) By-Laws of the Registrant, as amended.  (4)
       4(a) Rights Agreement, dated as of August 3, 1989, between Bemis
             Company, Inc. and Norwest Bank Minnesota, National Association. (2) 4(b) Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.  (5)
      10(a) Bemis Company, Inc. 1987 Stock Option Plan.  * (1)
      10(b) Bemis Company, Inc. 1994 Stock Incentive Plan.  * (3)
      10(c) Bemis Company, Inc. 1984 Stock Award Plan.  * (4)
      10(d) Bemis Retirement Plan, as amended effective January 1, 1994. * (4) 10(e) Bemis Company, Inc. Supplemental Retirement Plan dated October 20,
             1988.  * (4)
      10(f) Bemis Executive Incentive Plan dated April 1, 1990.  * (4)
      10(g) Bemis Company, Inc. Long Term Deferred Compensation Plan. * (4) 10(h) Amended and Restated Credit Agreement among Bemis Company, Inc., the Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated February 1, 1995. (4)
      13    1995 Annual Report to Shareholders
      22    Subsidiaries of the Registrant
      27    Financial Data Schedule (EDGAR electronic filing only).

(b) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1995.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of Bemis Company, Inc.:


     Our audits of the consolidated financial statements referred to in our report dated January 22, 1996, appearing on page 24 of the 1995 Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                             s/ Price Waterhouse LLP
                                             PRICE WATERHOUSE LLP
Minneapolis, Minnesota
January 22, 1996





                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (number 2-61796) and Form S-3 (number 33-60253) of Bemis Company, Inc. of our report dated January 22, 1996, appearing on page 24 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.




                                             s/ Price Waterhouse LLP
                                             PRICE WATERHOUSE LLP
Minneapolis, Minnesota
March 1, 1996

                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BEMIS COMPANY, INC.


   s/ Benjamin R. Field, III                 s/ LeRoy F. Bazany
By-------------------------------         By--------------------------------
  Benjamin R. Field, III, Senior Vice       LeRoy F. Bazany, Vice President
   President, Chief Financial Officer        and Controller
   and Treasurer

Date  -  March 1, 1996                    Date  -  March 1, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


s/ Howard Curler                          s/ Winslow H. Buxton
---------------------------------         ----------------------------------
 Howard Curler, Director                   Winslow H. Buxton, Director

Date  -  March 1, 1996                    Date  -  March 1, 1996



s/ John H. Roe                            s/ Loring W. Knoblauch
---------------------------------         ----------------------------------
 John H. Roe, President and Chief          Loring W. Knoblauch, Director
  Executive Officer; Director

Date  -  March 1, 1996                    Date  -  March 1, 1996


s/ Robert A. Greenkorn                    s/ Angus Wurtele
---------------------------------         ----------------------------------
 Robert A. Greenkorn, Director            Angus Wurtele, Director

Date  -  March 1, 1996                    Date  -  March 1, 1996

                                  EXHIBIT INDEX

 EXHIBITS                                                         FORM OF FILING

3(a)    Articles of Incorporation of the Registrant, as amended.  (1)
3(b)    By-Laws of the Registrant, as amended.  (4)
4(a)    Rights Agreement, dated as of August 3, 1989, between Bemis
         Company, Inc. and Norwest Bank Minnesota, National Association.  (2)
4(b)    Form of Indenture dated as of June 15, 1995, between the Registrant and
         First Trust National Association, as Trustee.  (5)
10(a)  Bemis Company, Inc. 1987 Stock Option Plan.  * (1)
10(b)  Bemis Company, Inc. 1994 Stock Incentive Plan.  * (3)
10(c)  Bemis Company, Inc. 1984 Stock Award Plan.  * (4)
10(d) Bemis Retirement Plan, as amended effective January 1, 1994. * (4) 10(e) Bemis Company, Inc. Supplemental Retirement Plan dated
        October 20, 1988.  * (4)
10(f)  Bemis Executive Incentive Plan dated April 1, 1990.  * (4)
10(g)  Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (4)
10(h)  Amended and Restated Credit Agreement among Bemis Company, Inc., the
        Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated February 1, 1995. (4)
13     1995 Annual Report to Shareholders
22     Subsidiaries of the Registrant
27     Financial Data Schedule (EDGAR electronic filing only).       Electronic


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


                                                BEMIS COMPANY, INC. AND SUBSIDIARIES
                                                 SCHEDULE V - PROPERTY AND EQUIPMENT
                                                      (in thousands of dollars)


                                                                          YEAR ENDED DECEMBER 31, 1995
                                           ----------------------------------------------------------------------------------------
                                                                                         Deductions
                                                                                   ------------------------
                                                                                                   Fully     Translation
                                           Balance at        Additions at Cost                  Depreciated  Adjustment    Balance
                                                             -----------------
                                            Beginning                   Business   Retirements    Assets        Debit     at Close
                                             of Year        Normal     Acquisition  or Sales    Written Off   (Credit)     of Year
                                            ---------       ------     -----------  --------    -----------   --------     -------

Owned Property and Equipment
Land and land improvements                  $  11,257     $      87   $     216    $      52    $     113    $      50    $  11,445

Buildings                                     149,597        11,926      13,776           96          225        1,691      176,669

Leasehold improvements                          1,879           186                                    84           11        1,992


Machinery and equipment                       558,637        81,416      21,294        1,420       34,497        3,748      629,178
                                              -------        ------      ------        -----       ------        -----      -------
                                            $ 721,370     $  93,615   $  35,286    $   1,568    $  34,919    $   5,500    $ 819,284
                                              -------        ------      ------        -----       ------        -----      -------
                                              -------        ------      ------        -----       ------        -----      -------


Leasehold Property and Equipment

Buildings                                   $   1,064                              $   1,064                              $       0

Machinery and equipment                            29            18                                    13                        34
                                              -------        ------                    -----       ------                   -------
                                            $   1,093     $      18                $   1,064    $      13                 $      34
                                              -------        ------                    -----       ------                   -------
                                              -------        ------                    -----       ------                   -------


                                                BEMIS COMPANY, INC. AND SUBSIDIARIES
                                                 SCHEDULE V - PROPERTY AND EQUIPMENT
                                                      (in thousands of dollars)


                                                                          YEAR ENDED DECEMBER 31, 1994
                                           ----------------------------------------------------------------------------------------
                                                                                         Deductions
                                                                                   ------------------------
                                                                                                   Fully     Translation
                                           Balance at        Additions at Cost                  Depreciated  Adjustment    Balance
                                                             -----------------
                                            Beginning                   Business   Retirements    Assets        Debit     at Close
                                             of Year        Normal     Acquisition  or Sales    Written Off   (Credit)     of Year
                                            ---------       ------     -----------  --------    -----------   --------     -------

Owned Property and Equipment
Land and land improvements                  $  11,900     $      99   $     200   $      749    $     229    $      36    $  11,257

Buildings                                     142,783         8,400       1,074        2,424        2,080        1,844      149,597

Leasehold improvements                          1,769           105                        8                        13        1,879

Machinery and equipment                       515,854        84,460      12,114       14,316       42,729        3,254      558,637
                                              -------        ------      ------        -----       ------        -----      -------
                                            $ 672,306     $  93,064   $  13,388   $   17,497    $  45,038    $   5,147    $ 721,370
                                              -------        ------      ------        -----       ------        -----      -------
                                              -------        ------      ------        -----       ------        -----      -------


Leasehold Property and Equipment

Buildings                                   $   4,262                              $   3,198                           $      1,064

Machinery and equipment                            63                                     34                                     29
                                              -------                                  -----                                -------
                                            $   4,325                              $   3,232                           $      1,093
                                              -------                                  -----                                -------
                                              -------                                  -----                                -------

                                     - 17 -

                      BEMIS COMPANY, INC. AND SUBSIDIARIES
                       SCHEDULE V - PROPERTY AND EQUIPMENT
                            (in thousands of dollars)




                                                       YEAR ENDED DECEMBER 31, 1993
                                           --------------------------------------------------



                                           Balance at        Additions at Cost     Deductions
                                                             -----------------     ----------
                                            Beginning                   Business   Retirements
                                             of Year        Normal     Acquisition  or Sales
                                            ---------       ------     -----------  ---------
OWNED PROPERTY AND EQUIPMENT
Land and land improvements                  $  11,815     $     627   $     393    $     524

Buildings                                     140,877         5,706       4,382        5,894

Leasehold improvements                          2,531           120                      684

Machinery and equipment                       504,530        54,276      26,266       36,111
                                              -------        ------      ------       ------
                                            $ 659,753     $  60,729   $  31,041    $  43,213
                                              -------        ------      ------       ------
                                              -------        ------      ------       ------


LEASED PROPERTY AND EQUIPMENT

Buildings                                   $   4,262

Machinery and equipment                         1,900
                                              -------
                                            $   6,162
                                              -------



                                                                     YEAR ENDED DECEMBER 31, 1993
                                                        --------------------------------------------------------
                                                        Deductions
                                                        ----------        Other
                                                           Fully         Changes       Translation
                                                        Depreciated       Debit        Adjustment      Balance
                                                          Assets        (Credit)          Debit       at Close
                                                        Written Off        (1)          (Credit)       of Year
                                                        -----------     ---------       --------     ----------
OWNED PROPERTY AND EQUIPMENT
Land and land improvements                              $     351                     $     (60)     $  11,900

Buildings                                                     227                        (2,061)       142,783

Leasehold improvements                                        184                           (14)         1,769

Machinery and equipment                                    28,969            662         (4,800)       515,854
                                                           ------         ------        -------        -------
                                                        $  29,731      $     662      $  (6,935)    $  672,306
                                                           ------         ------        -------        -------
                                                           ------         ------        -------        -------



LEASED PROPERTY AND EQUIPMENT

Buildings                                                                                            $   4,262

Machinery and equipment                                       757         (1,001)           (79)            63
                                                           ------         ------        -------        -------
                                                        $     757      $  (1,001)     $     (79)     $   4,325
                                                           ------         ------        -------        -------
                                                           ------         ------        -------        -------


(1) Reclasifications.



                                                BEMIS COMPANY, INC. AND SUBSIDIARIES
                                  SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                                      (in thousands of dollars)

                                                                          YEAR ENDED DECEMBER 31, 1995
                                           ----------------------------------------------------------------------------------------


                                                                            Deductions
                                                                      ----------------------       Other
                                                                                      Fully       Changes    Translation
                                            Balance at    Charged to               Depreciated     Debit     Adjustment     Balance
                                             Beginning       Profit    Retirements    Assets     (Credit)       Debit      at Close
OWNED PROPERTY AND EQUIPMENT                  of Year      and Loss    or Sales    Written Off      (1)       (Credit)      of Year
                                            ----------    ----------  ---------   -------------  ---------   -----------   --------
Land improvements                           $   1,916     $     227   $       1   $      113                 $      (2)   $   2,031

Buildings                                      40,868         5,014          68          225         (700)        (662)      46,951

Leasehold improvements                            667           193           1           84                        (6)         781

Machinery and equipment                       217,445        51,505         769       34,497          700       (2,006)     234,990
                                              -------        ------      ------        -----       ------        -----      -------
                                            $ 260,896     $  56,939   $     839   $   34,919    $       0    $  (2,676)   $ 284,753
                                              -------        ------      ------        -----       ------        -----      -------
                                              -------        ------      ------        -----       ------        -----      -------


LEASED PROPERTY AND EQUIPMENT

Buildings                                   $     229                 $     229                                           $       0

Machinery and equipment                            22     $       5                       13                                     14
                                              -------        ------      ------        -----                                -------
                                            $     251     $       5   $     229    $      13                              $      14
                                              -------        ------      ------        -----                                -------
                                              -------        ------      ------        -----                                -------


(1) Reclassifications.



                                                BEMIS COMPANY, INC. AND SUBSIDIARIES
                                  SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                                      (in thousands of dollars)

                                                                          YEAR ENDED DECEMBER 31, 1994
                                           ----------------------------------------------------------------------------------------



                                                                            Deductions
                                                                      ----------------------
                                                                                      Fully     Translation
                                            Balance at    Charged to               Depreciated  Adjustment     Balance
                                             Beginning       Profit    Retirements    Assets       Debit      at Close
OWNED PROPERTY AND EQUIPMENT                  of Year      and Loss    or Sales    Written Off   (Credit)      of Year
                                            ----------    ----------  ---------   ------------  ------------  --------
Land improvements                           $   2,100     $     230   $     181   $      229    $       4    $   1,916

Buildings                                      38,911         4,524         521        2,080          (34)      40,868


Leasehold improvements                            485           184           8                        (6)         667

Machinery and equipment                       218,784        45,864       6,639       42,729       (2,165)     217,445
                                              -------        ------      ------        -----       ------        -----
                                            $ 260,280     $  50,802   $   7,349   $   45,038    $  (2,201)   $ 260,896
                                              -------        ------      ------        -----       ------        -----
                                              -------        ------      ------        -----       ------        -----


LEASED PROPERTY AND EQUIPMENT

Buildings                                   $   1,417     $      98   $   1,286                              $     229

Machinery and equipment                            46             9          33                                     22
                                              -------        ------      ------                                  -----
                                            $   1,463     $     107   $   1,319                              $     251
                                              -------        ------      ------                                  -----
                                              -------        ------      ------                                  -----


                                                BEMIS COMPANY, INC. AND SUBSIDIARIES
                                  SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                                      (in thousands of dollars)


                                                                   YEAR ENDED DECEMBER 31, 1993
                              -----------------------------------------------------------------------------------------------------
                                                                    Deductions
                                                            --------------------------        Other
                                                                               Fully         Changes      Translation
                               Balance at     Charged to                    Depreciated       Debit       Adjustment       Balance
                                Beginning       Profit       Retirements      Assets        (Credit)         Debit        at Close
OWNED PROPERTY AND EQUIPMENT     of Year       and Loss       or Sales      Written Off        (1)         (Credit)        of Year
                               ----------     ----------     -----------    ------------     -------      -----------     --------
Land improvements              $   2,259      $     243      $      48      $     351                     $       3      $   2,100

Buildings                         38,434          4,274          2,787            227                           783         38,911

Leasehold improvements               713            211            249            184                             6            485

Machinery and equipment          231,190         41,240         22,749         28,969           (208)         2,136        218,784
                                --------       --------       --------       --------       --------       --------       --------
                               $ 272,596      $  45,968      $  25,833      $  29,731      $    (208)     $   2,928      $ 260,280
                                --------       --------       --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------       --------       --------

LEASED PROPERTY AND EQUIPMENT


Buildings                      $   1,291      $     126                                                                  $   1,417

Machinery and equipment            1,298            127                           757            547             75             46
                                --------       --------                      --------       --------       --------       --------
                               $   2,589      $     253                     $     757      $     547      $      75      $   1,463
                                --------       --------                      --------       --------       --------       --------
                                --------       --------                      --------       --------       --------       --------


(1) Reclassifications.


                                                BEMIS COMPANY, INC. AND SUBSIDIARIES
                                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                      (in thousands of dollars)


                                                                                 YEAR ENDED DECEMBER 31, 1995
                                                           ----------------------------------------------------------------------
                                                            Balance at            Additions                               Balance
                                                             Beginning           Charged to          Accounts            at Close
                                                              of Year          Profit &  Loss       Written Off           of Year
                                                           ------------        --------------       -----------           -------
Reserves for doubtful
     accounts and allowances                               $    11,811           $     714        $    1,088(1)        $    11,437
                                                            ----------            --------         ---------
                                                            ----------            --------         ---------



                                                                                 YEAR ENDED DECEMBER 31, 1994
                                                           ----------------------------------------------------------------------
                                                            Balance at            Additions                               Balance
                                                             Beginning           Charged to          Accounts            at Close
                                                              of Year          Profit &  Loss       Written Off           of Year
                                                           ------------        --------------       -----------           -------
Reserves for doubtful
     accounts and allowances                                $    9,228          $    4,059        $    1,476(2)        $    11,811
                                                            ----------            --------         ---------            ----------
                                                            ----------            --------         ---------            ----------



                                                                                 YEAR ENDED DECEMBER 31, 1993
                                                           ----------------------------------------------------------------------
                                                            Balance at            Additions                               Balance
                                                             Beginning           Charged to          Accounts            at Close
                                                              of Year          Profit &  Loss       Written Off           of Year
                                                           ------------        --------------       -----------           -------
Reserves for doubtful
     accounts and allowances                                $    7,352          $    3,750        $    1,874(3)         $    9,228
                                                            ----------            --------         ---------            ----------
                                                            ----------            --------         ---------            ----------


(1) Net of $33 collections on accounts previously written off.
(2) Net of $103 collections on accounts previously written off.
(3) Net of $55 collections on accounts previously written off.

                      BEMIS COMPANY, INC. AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (in thousands of dollars)

                                         1995             1994            1993
                                         ----             ----            ----
Maintenance and repairs                $46,623          $40,565         $37,565
                                        ------           ------          ------
                                        ------           ------          ------

                                     - 22 -