Form 10-Q
period 1996-03-31
BEMIS CO INC
filed 1996-05-08
CIK 11199

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q


                         QUARTERLY REPORT UNDER SECTION 13 OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                      For the Three Months Ended March 31, 1996
                            Commission File Number 1-5277


                                 BEMIS COMPANY, INC.
                (Exact name of registrant as specified in its charter)


                 Missouri                               43-0178130
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

      222 South 9th Street, Suite 2300
          Minneapolis, Minnesota                         55402-4099
    Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (612) 376-3000



    Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                        YES     x      NO
                             -------       -------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         52,652,689 shares of Common Stock, $.10 par value on April 30, 1996.

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

    The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.

    In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Net Sales for the first quarter of 1996 were $385.5 million compared to $368.6 million for the first quarter of 1996, an increase of 4.6 percent or $16.9 million. Net Income was $21.7 million, or $.41 per share, for the first quarter of 1996 compared to $16.1 million, or $.31 per share, for the same quarter in 1995. Included in the first quarter 1996 net income was a $2.6 million net gain, or $.05 per share, relating to the disposition of the Paper Packaging Machinery Division of Hayssen Manufacturing, Inc., a wholly-owned subsidiary of the Company ("Hayssen") which was sold in January 1996. Excluding this gain, earnings per share were $.36, up 16.1 percent from $.31 a year ago.

    Both the Flexible Packaging and the Specialty Coated and Graphics Products Lines of Business had increases in Net Sales over the first quarter of 1995 in spite of the generally weak level of demand in the marketplace compared to a year ago. Sales growth was only moderate and was affected by lower unit pricing in plastic and paper markets and some weakness in pressure-sensitive materials markets, especially in Europe.

    Very good results were achieved in the Company's plastic packaging operations during the first quarter of 1996, with especially strong increases in polyethylene packaging. Continued gains in the bakery and candy markets as well as improving activity with key accounts highlighted the improvement. In other packaging activities, paper packaging results were down moderately from a year ago, reflecting the fairly weak pricing environment in that industry. Packaging machinery operations were reduced in size by the sale of the Hayssen's Paper Packaging Machinery Division with the remaining Hayssen operation experiencing some cyclical weakness in demand during the quarter.

    Results in the pressure-sensitive materials business were down slightly from the very strong quarter last year and reflect the poor business environment in Europe as well as weak demand in the roll label market in the U.S. Improved demand for certain higher margin products, however, was a positive for the quarter.

Addressing the Statement of Income line item changes of consequence:
    Cost of Products Sold increased 4.1 percent compared to Net Sales increases of 4.6 percent. This favorable comparison results from an improved raw material price environment compared to a year ago, good control of overhead costs, and a product mix favoring higher margin products.

    Increased Research and Development expenditures resulted from increased product development expense principally in the Company's pressure-sensitive materials business segment.

                            PART I - FINANCIAL INFORMATION


    Lower average debt levels and interest rates, account for the 9.2 percent drop in Interest Expense.

    Other Income increased $4.0 million largely due to the gain on the sale of Hayssen's Paper Packaging Machinery Division in January 1996.

    Minority Interest decreases results from reduced operating income in the Company's pressure-sensitive materials business segment.

    Pretax Income increased $9.1 million, or 35.3 percent. Excluding the one-time gain related to the disposition of Hayssen's Paper Packaging Machinery Division, Pretax Income increased $4.8 million, or 18.7% from the same quarter of 1995.

    The effective tax rate for the first quarter of 1996 and 1995 was 37.8 percent and 37.6 percent, respectively.


FINANCIAL CONDITION
    A statement of cash flow for the three months ended March 31, 1996, is as follows:


                                                                  Millions
                                                                  --------
    Cash flows from operating activities:
     ------------------------------------

       Net income................................................  $ 21.7
       Non-cash items:
           Depreciation and amortization.........................    16.9
           Minority interest.....................................     0.9
           Deferred income taxes, non-current portion............     0.4
           Net increase in working capital, net of effects of
            dispositions.........................................   (14.1)
           Net change in deferred charges and credits............     1.3
                                                                    -----
     Net cash provided by operating Activities...................    27.1
                                                                    -----

    Cash flows from investing activities:
     ------------------------------------
       Additions to property and equipment.......................   (25.1)
       Business divestitures.....................................    12.8
       Other.....................................................     0.1
                                                                     ----
    Net cash used in investing activities........................   (12.2)
                                                                     ----

    Cash flows from financing activities:
     ------------------------------------
       Change in long-term debt..................................     1.0
       Change is short-term debt.................................    (1.7)
       Cash dividends paid.......................................    (9.5)
       Subsidiary dividends to minority stockholders.............    (1.8)
                                                                      ----
    Net cash provided by financing activities....................   (12.0)
                                                                      ----

    Effect of exchange rates.....................................    (2.5)
                                                                      ----
    Net increase in cash.........................................   $  .4
                                                                      ----
                                                                      ----


                             PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    There have been no significant changes during the three months ended March 31, 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of the report:

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

    10(d)  Bemis Retirement Plan, as amended effective January 1, 1994.  * (4)

    10(e)  Bemis Company, Inc. Supplemental Retirement Plan dated October 20,
              1988.  * (4)

    10(f)  Bemis Executive Incentive Plan dated April 1, 1990.  * (4)

    10(g)  Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (4)

    10(h)  Amended and Restated Credit Agreement among Bemis Company, Inc., the
            Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated February 1, 1995.(4)

    19      Reports Furnished to Security Holders.

    27      Financial Data Schedule (EDGAR electronic filing only).

                             PART II - OTHER INFORMATION


(b) There were no reports on Form 8-K filed during the first quarter ended March 31, 1996.

    ---------------

          * Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).
         (2) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 4, 1989 (File No. 0-1387).
         (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80666).
         (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-
                5277).
         (5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).





                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BEMIS COMPANY, INC.



Date     May 6, 1996                        /s/LeRoy F. Bazany
    -------------------------             LeRoy F. Bazany, Vice President
                                            and Controller




Date      May 6, 1996
    -------------------------                /s/B. R. Field, III
                                           Benjamin R. Field, III, Senior Vice
                                            President, Chief Financial Officer
                                            and Treasurer

                                    EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
3(a)     Articles of Incorporation of the Registrant, as amended.  (1)
3(b)     By-Laws of the Registrant, as amended.  (4)
4(a)     Rights Agreement, dated as of August 3, 1989, between Bemis
         Company, Inc. and Norwest Bank Minnesota, National Association.  (2)
4(b)     Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.  (5)
10(a)    Bemis Company, Inc. 1987 Stock Option Plan.  * (1)
10(b)    Bemis Company, Inc. 1994 Stock Incentive Plan.  * (3)
10(c)    Bemis Company, Inc. 1984 Stock Award Plan.  * (4)
10(d)    Bemis Retirement Plan, as amended effective January 1, 1994.  * (4)
10(e)    Bemis Company, Inc. Supplemental Retirement Plan dated
           October 20, 1988.  * (4)
10(f)    Bemis Executive Incentive Plan dated April 1, 1990.  * (4)
10(g)    Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (4)
10(h)    Amended and Restated Credit Agreement among Bemis Company, Inc., the
           Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated February 1, 1995. (4)
19       Reports Furnished to Security Holders.
27       Financial Data Schedule (EDGAR electronic filing only).


    -------------

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