Form 10-Q
period 1996-06-30
BEMIS CO INC
filed 1996-08-13
CIK 11199

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q


                         QUARTERLY REPORT UNDER SECTION 13 OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                        For the Six Months Ended June 30, 1996
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


Registrant's telephone number, including area code (612) 376-3000


    Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                           YES   X        NO
                               -----         ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          52,609,489 shares of Common Stock, $.10 par value on July 30, 1996

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

    The financial statements (enclosed as Exhibit 19) are incorporated by reference in this Form 10-Q.

    In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the six months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1996

    Net Sales for the second quarter of 1996 were $411.9 million compared to $383.2 million for the second quarter of 1995, an increase of 7.5 percent or $28.7 million. Net Income was $25.2 million for the second quarter of 1996 compared to $21.1 million for the same quarter in 1995, an increase of 19.3 percent.

    In the second quarter of 1996, the Company completed the acquisition of the Perfecseal Division of Paper Manufacturers Company and is integrating all of its medical packaging activities under the Perfecseal name. Excluding non-comparable operating results of business acquisitions and dispositions from both 1995 and 1996, second quarter Net Sales showed an increase of $8.0 million or
2.1 percent and operating profit showed an increase of $3.2 million or 7.5 percent.

    Both the Flexible Packaging and the Specialty Coated and Graphics Products Lines of Business had increases in Net Sales and Operating Profits over the second quarter of 1995 as well as the first quarter of 1996. The results for the quarter were favorably affected by improving demand in certain markets, higher gross margins reflecting a more stable raw material price environment, the introduction of new products, and continuing penetration of key markets. Strong improvement was achieved in the Company's plastic packaging operations which account for over half of the Company's sales. Results were especially strong again in the quarter in polyethylene packaging which experienced excellent unit volume gains. This division also had very strong performance by its Banner Packaging unit which was acquired in the fourth quarter of 1995. In other packaging activities, paper packaging results continued to be down moderately from a year ago, and packaging machinery operations continued to experience the same cyclical weakness which was present in the first quarter.

Results for the quarter in the pressure-sensitive materials business improved over a very strong quarter last year. Increased unit volume in the U.S., better performance in Europe, and the introduction of new products contributed to the good results.

Cost of Products sold increased 5.4 percent compared to Net Sales increases of
7.5 percent. This favorable comparison results from an improved raw material price environment compared to a year ago.

                            PART I - FINANCIAL INFORMATION


Selling, General, and Administrative Expenses were up 11.9 percent principally due to increased cost associated with business unit acquisitions together with generally higher selling and administrative costs.

Increasing debt levels, associated with the acquisition of the Perfecseal Division of Paper Manufacturers Company, partially offset by lower interest rates, account for the $.7 million rise in Interest Expense compared to the second quarter of 1995.

Income Tax expense increased $2.5 million or 19.7 percent in line with increases in pretax income.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996

    Net Sales for the six-month period of 1996 were $797.5 million compared to $751.7 million for the same period in 1995, an increase of 6.1 percent. Net Income was $46.9 million for 1996 compared to $37.2 million for the same six-month period in 1995, an increase of 26.1 percent. Excluding non-comparable operating results of business acquisitions and dispositions from the first half of 1995 and 1996, Net Sales showed an increase of $14.5 million or 2.0 percent and operating profit showed an increase of $.4 million or .5 percent.

    Cost of Products sold increased 4.8 percent compared to Net Sales increases of 6.1 percent reflecting a more stable and favorable raw material price environment.

    Increasing debt levels, associated with the acquisition of the Perfecseal Division of Paper Manufacturers Company, partially offset by lower interest rates, account for the $.5 million rise in Interest Expense compared to the first half of 1995.

    Other Income increased $4.0 million largely due to the gain on the sale of Hayssen's Paper Packaging Machinery Division in January 1996.

    Pretax Income increased $15.7 million, or 26.3 percent. Excluding the one-time gain related to the disposition of Hayssen's Paper Packaging Machinery Division, Pretax Income increased $11.4 million, or 19.1 percent from the same period of 1995.

                            PART I - FINANCIAL INFORMATION


FINANCIAL CONDITION

    A statement of cash flow for the six months ended June 30, 1996, is as follows:

                                                                  Millions
                                                                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................     $  46.9
  Non-cash items:
    Depreciation and amortization............................        34.5
    Minority interest .......................................         2.1
    Deferred income taxes, non-current ......................         1.1
    Net increase in working capital items ...................       (31.0)
    Net change in deferred charges and credits ..............         4.4
    Other....................................................         0.2
                                                                  --------
Net cash provided by operating activities....................        58.2
                                                                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.......................       (48.9)
   Business acquisition......................................       (63.4)
   Business divestiture......................................        12.8
   Proceeds from sale of property and equipment..............         1.2
                                                                  --------
Net cash used in investing activities........................       (98.3)
                                                                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in long-term debt..................................        68.7
   Change in short-term debt.................................        (0.9)
   Cash dividends paid.......................................       (20.8)
   Stock incentive programs..................................         0.1
                                                                  --------
Net cash provided by financing activities....................        47.1
                                                                  --------

Effect of exchange rates.....................................        (2.0)
                                                                  --------
Net increase in cash.........................................     $   5.0
                                                                  --------
                                                                  --------

                             PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Registrant's 1996 Annual Meeting of Shareholders was held on May 2, 1996.

    (c) (1) The shareholders voted for three director nominees for three-year terms. The vote was as follows:

         Name of Candidate       Votes For    Votes Against  Votes Withheld
         -----------------      ----------   --------------  --------------
         John H. Roe            42,752,066       17,084          501,307
         Edward N. Perry        42,747,779       21,371          505,594
         Loring W. Knoblauch    42,732,321       36,829          521,052

    There were 213,711 abstentions and no broker non-votes.

         (2) The shareholders voted to ratify the appointment of Price Waterhouse LLP as independent auditors for the 1996 fiscal year.
         The vote was 42,850,063 for, 421,943 against and 195,077 abstentions. There were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         3(a)  Articles of Incorporation of the Registrant, as amended. (1)

         3(b)  By-Laws of the Registrant, as amended. (4)

         4(a) Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association. (2)

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

                             PART II - OTHER INFORMATION


    10(f)  Bemis Executive Incentive Plan dated April 1, 1990.*(4)

    10(g)  Bemis Company, Inc. Long Term Deferred Compensation Plan.*(4)

    10(h)  Amended and Restated Credit Agreement among the Registrant, the
           Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated
           February 1, 1995. (4)

    19     Financial Statements Furnished to Security Holders.

    27     Financial Data Schedule (EDGAR electronic filing only).


(b) There were no reports on Form 8-K filed during the second quarter ended June 30, 1996.

    -----------

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





                                            BEMIS COMPANY, INC.





Date August 12, 1996                         \s\LeRoy F. Bazany
    --------------------                     ----------------------
                                             LeRoy F. Bazany, Vice President
                                                 and Controller





Date August 12, 1996                         \s\Benjamin R. Field, III
    ---------------------                    -----------------------------
                                             Benjamin R. Field, III, Senior Vice
                                                 President, Chief Financial
                                                 Officer and Treasurer

                                    EXHIBIT INDEX


EXHIBIT                      DESCRIPTION
- -------                      -----------
3(a)     Articles of Incorporation of the Registrant, as amended.  (1)
3(b)     By-Laws of the Registrant, as amended.  (4)
4(a) Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association. (2)
4(b) Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (5)
10(a)    Bemis Company, Inc. 1987 Stock Option Plan.  * (1)
10(b)    Bemis Company, Inc. 1994 Stock Incentive Plan.  * (3)
10(c)    Bemis Company, Inc. 1984 Stock Award Plan.  * (4)
10(d)    Bemis Retirement Plan, as amended effective January 1, 1994.  * (4)
10(e) Bemis Company, Inc. Supplemental Retirement Plan dated October 20, 1988. * (4)
10(f)    Bemis Executive Incentive Plan dated April 1, 1990.  * (4)
10(g)    Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (4)
10(h) Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as
         Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment
         No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated February 1, 1995. (4)
19       Reports Furnished to Security Holders.
27       Financial Data Schedule (EDGAR electronic filing only).


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