Form 10-Q
period 1996-09-30
BEMIS CO INC
filed 1996-11-12
CIK 11199

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1996
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

      52,360,689  shares of Common Stock, $.10 par value on November 5, 1996

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements (enclosed as Exhibit 19) are incorporated by reference in this Form 10-Q.

     In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the nine months ended September 30, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 1996

      Net Sales for the third quarter of 1996 were $423.1 million compared to $372.5 million for the third quarter of 1995, an increase of 13.6 percent or $50.6 million. Net Income increased 15.4 percent to $24.0 million for the third quarter of 1996 compared to the same quarter in 1995. Third quarter results were favorably affected by continuing penetration of key markets, the success of recent acquisitions and new products, and a good level of demand in the market place.

     Excluding non-comparable operating results of the acquisition of the Perfecseal Division of Paper Manufacturers Company and the disposition of the Paper Packaging Machinery Division of Hayssen Manufacturing Company from both 1996 and 1995, third quarter Net Sales showed an increase of $20.5 million or
5.6 percent and operating profit showed an increase of $2.2 million or 5.4 percent. Unit volume growth in the Company's two core businesses, flexible plastic packaging and pressure-sensitive materials, was significantly higher than the 5.6 percent base business growth reflecting good demand and market penetration as well as generally lower raw material and selling price levels in many product areas compared to a year ago.

     Raw material prices were relatively stable during the current quarter with the exception of polyethylene resin prices which have risen 40 to 50 percent during the past several months. The size and rapidity of these increases have made it extremely difficult to adjust selling prices to match these increases on a timely basis, adversely affecting results during the third quarter of 1996. This effect may continue somewhat into the fourth quarter. Nevertheless, prospects for polyethylene packaging, as well as the Company's coated and laminated film business, are excellent as unit volume growth is very good and increased penetration of key customers and markets is ongoing.

     In other packaging activities, paper packaging results were relatively flat, reflecting very competitive market and pricing conditions, and packaging machinery results continue to be affected by cyclical weakness in the industry and remain well below the strong performance of a year ago. Results in the Company's pressure sensitive materials business were very strong in the quarter in comparison to a relatively weak quarter a year ago. Unit volume in the U.S. continues to improve and business in Europe is doing relatively well in spite of weak economic conditions there.

                        PART I - FINANCIAL INFORMATION


     Cost of Products sold increased 12.9 percent compared to Net Sales increases of 13.6 percent. This favorable comparison results from an improved raw material price environment compared to a year ago which more than offsets an increase in manufacturing conversion costs.

     Selling, General and Administrative Expenses, expressed as a percent of Net Sales, were 10.8 percent compared to 11.2 percent in the third quarter of 1995, on a 13.6 percent increase in Net Sales, continuing to reflect cost control efforts and economies available through increasing volume.

     Increasing debt levels, associated with the acquisition of the Perfecseal Division of Paper Manufacturers Company, partially offset by lower interest rates, account for the $1.0 million rise in Interest Expense compared to the third quarter of 1995.

     The $2.0 million decrease in Other Income from the third quarter of 1995 relates to income associated with a minority equity interest, the balance of which was purchased in the fourth quarter of 1995.

     The increase in Minority Interest reflects the continuing improvements in our pressure-sensitive materials business segment in both Europe and North America.

     Pretax Income increased $5.6 million principally due to improvements in marginal income. Income Tax expense increased $2.4 million or 19.8 percent. The effective tax rate for the third quarter of 1996 and 1995 was 37.6 percent and 36.7 percent, respectively.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net Sales for the nine-month period of 1996 increased 8.6 percent to $1.2 billion compared to the same period in 1995. Net Income was $70.9 million for 1996 compared to $58.1 million for the same nine-month period in 1995, an increase of 22.2 percent.

     Cost of Products sold increased 7.5 percent compared to Net Sales increases of 8.6 percent reflecting a more stable and favorable raw material price environment.

     Increasing debt levels, associated with the acquisition of the Perfecseal Division of Paper Manufacturers Company, partially offset by lower interest rates, account for the $1.5 million rise in Interest Expense compared to the same 1995 period.

     Other Income increased $2.0 million largely due to the gain on the sale of Hayssen's Paper Packaging Machinery Division in January 1996, partially offset by non-recurring 1995 income associated with a minority equity interest, the balance of which was purchased in the fourth quarter of 1995. Pretax Income increased $21.3 million or 23.0 percent on a nine-month Net Sales increase of $96.3 million or 8.6 percent, reflecting the improving domestic and European economic climate together with a more stable

                        PART I - FINANCIAL INFORMATION


domestic raw material market. The effective tax rate for the nine-month period of 1996 was 37.7 percent compared to 37.3 percent for the same period in 1995. The increase in Long-term Debt shown on the Balance Sheet together with the increase in Excess of Cost of Investments in Subsidiaries over Net Assets Acquired is primarily due to a business unit acquisition.


FINANCIAL CONDITION

     A statement of cash flow for the nine months ended September 30, 1996, is as follows:

                                                                        MILLIONS
                                                                        --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $70.9
       Non-cash items:
         Depreciation and amortization. . . . . . . . . . . . . . .        51.5
         Minority interest  . . . . . . . . . . . . . . . . . . . .         3.2
         Deferred income taxes, non-current portion . . . . . . . .         1.6
         Net decrease in working capital  items . . . . . . . . . .       (36.2)
         Net change in deferred charges and credits . . . . . . . .         5.3
                                                                          ------
     Net cash provided by operating activities. . . . . . . . . . .        96.3


     CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment . . . . . . . . . . . .       (76.5)
        Business acquisition  . . . . . . . . . . . . . . . . . . .       (62.9)
        Business divestiture  . . . . . . . . . . . . . . . . . . .        12.8
        Proceeds from sales of property and equipment . . . . . . .         1.5
                                                                         -------
     Net cash used in investing activities  . . . . . . . . . . . .      (125.1)

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in long-term debt  . . . . . . . . . . . . . . . . .        68.5
        Change in short-term debt . . . . . . . . . . . . . . . . .          .4
        Cash dividends paid   . . . . . . . . . . . . . . . . . . .       (28.4)
        Subsidiary dividends to minority stockholders . . . . . . .        (1.8)
        Common stock purchased for the treasury   . . . . . . . . .        (8.9)

     Net cash provided by financing activities  . . . . . . . . . .        29.8
                                                                         -------
     Effect of exchange rates . . . . . . . . . . . . . . . . . . .        (1.5)
                                                                         -------
     Net decrease in cash . . . . . . . . . . . . . . . . . . . . .     $  (0.5)
                                                                        ========

                        PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There have been no significant changes during the nine months ended September 30, 1996.

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

             10(a)  Bemis Company, Inc. 1987 Stock Option Plan.*(1)

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

             10(d) Bemis Retirement Plan, as amended effective January 1, 1994.*(4)

             10(e) Bemis Company, Inc. Supplemental Retirement Plan dated October 20, 1988.*(4)

             10(f)  Bemis Executive Incentive Plan dated April 1, 1990.*(4)

             10(g)  Bemis Company, Inc. Long Term Deferred
                    Compensation Plan.*(4)

             10(h) Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated February 1, 1995. (4)

                        PART II - OTHER INFORMATION


            19     Financial Statements Furnished to Security Holders.

            27     Financial Data Schedule (EDGAR electronic filing only).

     (b) There were no reports on Form 8-K filed during the third quarter ended September 30, 1996.

------------

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





                                       BEMIS COMPANY, INC.




Date November 5, 1996                  LeRoy F. Bazany
     -----------------                 -------------------------
                                       LeRoy F. Bazany, Vice President
                                         and Controller



Date November 5, 1996                   Benjamin R. Field, III
     -----------------                 -------------------------
                                        Benjamin R. Field, III, Senior Vice
                                          President, Chief Financial Officer
                                          and Treasurer

                                    EXHIBIT INDEX
                                    -------------


EXHIBIT
-------

3(a)      Articles of Incorporation of the Registrant, as amended. (1)
3(b)      By-Laws of the Registrant, as amended. (4)
4(a) Rights Agreement, dated as of August 3, 1989, between Bemis Company, Inc. and Norwest Bank Minnesota, National Association. (2)
4(b) Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (5)
10(a)     Bemis Company, Inc. 1987 Stock Option Plan.*(1)
10(b)     Bemis Company, Inc. 1994 Stock Incentive Plan.*(3)
10(c)     Bemis Company, Inc. 1984 Stock Award Plan.*(4)
10(d)     Bemis Retirement Plan, as amended effective January 1, 1994.*(4)
10(e)     Bemis Company, Inc. Supplemental Retirement Plan dated
          October 20, 1988.*(4)
10(f)     Bemis Executive Incentive Plan dated April 1, 1990.*(4)
10(g)     Bemis Company, Inc. Long Term Deferred Compensation Plan.*(4)
10(h) Amended and Restated Credit Agreement among Bemis Company, Inc., the Banks Listed therein and Morgan Guaranty Trust Company of
          New York, as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated
          January 22, 1993, as amended by Amendment No. 4 dated
          March 15, 1994, as amended by Amendment No. 5 dated
          June 1, 1994; and as amended by Amendment No. 6 dated
          February 1, 1995. (4)
19        Financial Statements Furnished to Security Holders.
27        Financial Data Schedule (EDGAR electronic filing only).

          --------------

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