Form 10-K
period 1996-12-31
BEMIS CO INC
filed 1997-03-26
CIK 11199

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996
                         Commission File Number 1-5277

                              BEMIS COMPANY, INC.
            (Exact name of Registrant as specified in its charter)

               Missouri                                       43-0178130
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

    222 South 9th Street, Suite 2300, Minneapolis, Minnesota    55402-4099
                   (Address of principal executive offices)

Registrant's telephone number, including area code:   (612) 376-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                    on Which Registered
-------------------                                -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 3, 1997, based on a closing price of $41.25 per share as reported on the New York Stock Exchange, was $1,996,103,000. As of March 3, 1997, the Registrant had 53,106,940 shares of Common Stock issued and outstanding.

                      Documents Incorporated by Reference
                      -----------------------------------
           1996 Annual Report to Shareholders - Part I  and Part II
               Proxy Statement - Annual Meeting of Stockholders
                       May 1, 1997 - Part I and Part III

ITEM 1 - BUSINESS

     Bemis Company, Inc., a Missouri corporation (the "Registrant"), continues a business formed in 1858. The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965. The Registrant is a principal manufacturer of flexible packaging products and specialty coated and graphics products selling to customers throughout the United States, Canada, and Europe with a growing presence in Australia, Southeast Asia, and Mexico. In 1996, approximately 71% of the Registrant's sales were derived from Flexible Packaging Products and approximately 29% were derived from Specialty Coated and Graphics Products.

     The primary market for its products is the food industry. Other markets include companies in chemical, agribusiness, medical, pharmaceutical, sanitary products, printing, and graphic industries. Further information about the Registrant's operations in different business segments appearing on page 41 of the accompanying 1996 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

     As of December 31, 1996, the Registrant had approximately 8,900 employees, of which an estimated 6,000 were classified as production employees. Most of the production employees are covered by collective bargaining contracts involving five different international unions and 21 individual contracts with terms ranging from three to five years. During 1996, five contracts covering approximately 450 employees at four different locations in the United States and two contracts covering approximately 115 employees at two locations in Canada were successfully negotiated. During 1997, four domestic labor agreements are scheduled to expire.

     Working capital elements throughout the year fluctuate in relation to the level of business. Customer and vendor payment terms are generally net 30 days; exceptions to these terms are not material. Inventory levels reflect a reasonable balance between raw material pricing and availability, and the Registrant's commitment to promptly fill customer orders. Backlogs are not a significant factor in the industries in which the Registrant operates; most orders placed with the Registrant are for delivery within 90 days or less.

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

     Coated and laminated film products include flexible polymer film structures and barrier laminates for food, medical, and personal care products utilizing controlled and modified atmosphere packaging and complementary packaging machinery systems, with value added through printing. Primary markets are processed meat, cheese, coffee, condiments, and candy. Additional products include a full line of blown and cast stretchfilm products, carton sealing tapes and application equipment for industrial use, and custom thermoformed plastic packaging. Coated and laminated films accounted for 33 percent, 31 percent, and 31 percent of consolidated net sales for the years 1996, 1995, and 1994, respectively.

     Polyethylene packaging consists of mono-layer and co-extruded films, converted packaging and roll stock, and flexographic line and process printed packaging for bakery products, seed, retail, lawn and garden, ice, fresh and frozen produce, candy, sanitary products, and disposable diapers; printed shrink overwrap for the food and beverage industry; extruded products including wide width sheeting, bags on a roll, balers, pass-through and stretch palletizing film, and shrink pallet covers. Polyethylene products accounted for 19 percent, 17 percent, and 16 percent of consolidated net sales for the years 1996, 1995, and 1994, respectively.

     Packaging machinery products include consumer packaging machinery and systems for flexible packaging including vertical and horizontal form/fill/seal pouch packaging; equipment which weighs pieces, powders, and liquids for food, chemical, and industrial products, and stand-up pouch packaging systems. The Registrant also makes industrial packaging machinery, including automated bag handling, weighing, filling, closing, sealing, and palletizing equipment for multiwall paper open mouth and valve bags, and poly open mouth bags, Bulk-Pak polyethylene liner insertion equipment for bag-in-box systems, and vertical form/fill/seal machinery for large bags. Packaging machinery accounted for 5 percent, 8 percent, and 8 percent of consolidated net sales for the years 1996, 1995, and 1994, respectively.

     Industrial and consumer paper bag packaging is made up of multiwall and small paper bags, balers, printed paper roll stock, and bag closing materials for industrial and consumer packaging products. Flexographic and rotogravure printing are enhanced with in-line overlaminating capabilities. Innovations in bag constructions include inner-ply laminations of odor, grease, and moisture barriers. Primary markets include pet food, seed, chemicals, dairy products, fertilizers, feed, minerals, flour, rice, sugar, and coffee beans. Sales of this product line accounted for 14 percent, 15 percent, and 15 percent of consolidated net sales for the years 1996, 1995, and 1994, respectively.

SPECIALTY COATED AND GRAPHICS PRODUCTS

     The Registrant manufactures pressure sensitive materials such as sheet printing products, roll label products, technical products, and graphic films.

     Sheet printing products include pressure sensitive paper, film, and foil sheet printing products and laser printing products for the sheet-fed printing industry. In addition, the Registrant provides laser printer sheet stocks, pre-die-cut printing labels, copier labels, data processing labels, and non-impact printer products, which are designed to run on business equipment such as laser printers and xerographic copiers.

     Roll label products include narrow-web rolls of pressure sensitive film, paper, and foil printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume data processing (EDP) stocks, bar code inventory control labels, and numerous laser printing applications.

     Technical products are pressure sensitive materials that are technically engineered for performance in varied industrial applications. They include micro-thin film adhesives used in delicate electronic parts assembly and pressure sensitives utilizing foam and tape based stocks to perform fastening and mounting functions.

     Graphic films include pressure sensitive films used for decorative signage through computer-aided plotters and screen printers, and photographic overlaminate and mounting materials including optically-clear films with built-in UV inhibitors. Also included are electronically-produced film color separations and engravings used in rotogravure and flexographic printing by the packaging industry.

     Speciality Coated and Graphics Products accounted for 29 percent, 28 percent, and 29 percent of consolidated net sales for the years 1996, 1995, and 1994, respectively. This product segment also includes the manufacture of pressure sensitive label applicating equipment, rotogravure cylinders, and film services.

MARKETING, DISTRIBUTION, AND COMPETITION

     While the Registrant's sales are made through a variety of distribution methods, more than 70 percent of each segment's sales are made by the Registrant's sales force. Sales offices and plants are located throughout the United States, Canada, United Kingdom, Europe, Scandinavia, Australia, Southeast Asia, and Mexico to provide prompt and economical service to more than 30,000 customers. The Registrant's technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

     No single customer accounts for 10 percent or more of the Registrant's total sales of both of its two business segments. Furthermore, the loss of one or a few major customers would not have a material adverse effect on their operating results.

     The major markets in which the Registrant sells its products are highly competitive.

Areas of competition include price, innovation, quality, and service. This competition is significant as to both the size and the number of competing firms.

     Major competitors in the Flexible Packaging Products segment include American National Can Company, Printpack, Inc., Cryovac, a division of W.R. Grace & Co., Huntsman Chemical Corporation, AEP Industries, Inc., Stone Container Corporation, and Union Camp Corporation. In the Specialty Coated and Graphics Products segment major competitors include Avery Dennison Corporation, Flexcon Co., Inc., Minnesota Mining and Manufacturing Company, Jackstadt GmbH (Germany), and Haarla (Finland).

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

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenditures were as follows:

                                                        1996            1995            1994
                                                    -------------------------------------------

     Flexible Packaging Products                    $ 8,523,000    $ 8,813,000      $ 9,132,000

     Specialty Coated and Graphics Products           5,132,000      4,790,000        3,992,000
                                                    -----------    -----------      -----------
          Total                                     $13,655,000    $13,603,000      $13,124,000
                                                    -----------    -----------      -----------
                                                    -----------    -----------      -----------


ENVIRONMENTAL CONTROL

     Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, and competitive position of the Registrant and its subsidiaries.

ITEM 2 - PROPERTIES

     Properties utilized by the Registrant and its subsidiaries at December 31, 1996, were as follows:

FLEXIBLE PACKAGING PRODUCTS

     The Registrant has 33 manufacturing plants located in 14 states and three foreign countries, of which 25 are owned directly by the Registrant or its subsidiaries and eight are leased from outside parties. Leases generally provide for minimum terms of three to 20 years and have one or more renewal options. The initial terms of leases in effect at December 31, 1996, expire between 1997 and 2010.

SPECIALTY COATED AND GRAPHICS PRODUCTS

     The Registrant has ten manufacturing plants located in five states and two foreign countries, of which seven are owned directly by the Registrant or its subsidiaries and three are leased from outside parties. Leases generally provide for minimum terms of three to 25 years and have one or more renewal options. The initial terms of leases in effect as of December 31, 1996, expire between 1999 and 2008.

CORPORATE

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

     The Registrant is a potentially responsible party (PRP) in approximately eighteen superfund sites around the United States. In substantially all cases, the Registrant is a "de minimis" PRP and has negotiated a position as such. In addition, the Registrant has full insurance protection at eight of these sites and 50% insurance protection at three of these sites. The Registrant has reserved an amount that it believes to be adequate to cover its exposure.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


     The information required by this item appearing on pages 1 and 24 of the accompanying 1996 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.


ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item appearing on page 25 of the accompanying 1996 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information required by this item appearing on pages 22 to 24 of the accompanying 1996 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 23, 1997, and the quarterly data appearing on pages 26 to 42 of the accompanying 1996 Annual Report to Shareholders are expressly incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, and 7 of this Form 10-K, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1996, and such information is expressly incorporated herein by reference.

     The following sets forth the name, age, and business experience for the last five years of the principal executive officers of the Registrant. Each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.

                                                                                 Period
                                                                          The Positions
      Name              Age            Positions Held                         Were Held
---------------------------------------------------------------------------------------

LeRoy F. Bazany          64     Vice President and Controller           1982 to present

Jeffrey H. Curler        46     President                               1996 to present
                                Executive Vice President                   1991 to 1995
                                Chairman - Curwood, Inc. (1)            1995 to present
                                President - Curwood, Inc.  (1)             1982 to 1995

Benjamin R. Field, III   58     Senior Vice President, Chief
                                  Financial Officer and Treasurer       1992 to present
                                Vice President and Treasurer               1982 to 1992

Scott W. Johnson         56     Senior Vice President, General
                                  Counsel and Secretary                 1992 to present
                                Vice President - General Counsel
                                  and Secretary                            1988 to 1992

Robert F. Mlnarik        55     Vice Chairman                           1996 to present
                                Executive Vice President                   1991 to 1995
                                President and Chief Executive
                                   Officer - Morgan Adhesives Co. (2)   1987 to present

John H. Roe              57     Chairman and Chief Executive Officer    1996 to present
                                President and Chief Executive Officer      1990 to 1995

Lawrence E. Schwanke     56     Vice President - Human Resources        1990 to present


___________

(1) Curwood, Inc. is a 100 percent owned subsidiary of the Registrant.
(2) Morgan Adhesives Co. is an 86.9 percent owned subsidiary of the Registrant.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1996, and such information is expressly incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1996, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1996, and such information is expressly incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of the report:


                                                                      Pages in
                                                                 Annual Report*
                                                                 --------------
          (1)  FINANCIAL STATEMENTS:

               Report of Independent Accountants......................      26
               Consolidated Statement of Income for
                 the Three Years Ended December 31, 1996..............      27
               Consolidated Balance Sheet
                 at December 31, 1996 and 1995........................   28-29
               Consolidated Statement of Cash Flows for
                 the Three Years Ended December 31, 1996..............   30-31
               Consolidated Statement of Stockholders' Equity
                 for the Three Years Ended December 31, 1996..........      32
               Notes to Consolidated Financial Statements ............   33-42
            _____________
               *Incorporated by reference from the indicated pages of the 1996
                  Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

                                                                                  Pages in
                                                                                 Form 10-K
                                                                                 ---------

          (2)  FINANCIAL STATEMENT SCHEDULES FOR YEARS 1996, 1995, AND 1994

               Report of Independent Accountants on Financial Statement
                  Schedules for the Three Years Ended December 31, 1996...........      12
               Schedule V     - Property and Equipment............................   15-17
               Schedule VI    - Accumulated Depreciation
                                  of Property and Equipment.......................   18-20
               Schedule VIII - Valuation and Qualifying Accounts and
                                  Reserves........................................      21
               Schedule X     - Supplementary Income Statement
                                  Information.....................................      21


    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  EXHIBITS


              3(a) Restated Articles of Incorporation of the Registrant,
                    as amended. (1)

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

             10(d) Bemis Retirement Plan, as amended effective January 1,
                    1994. * (4)

             10(e) Bemis Company, Inc. Supplemental Retirement Plan dated
                    October 20, 1988. * (4)

             10(f) Bemis Executive Incentive Plan dated April 1, 1990. * (4)

             10(g) Bemis Company, Inc. Long Term Deferred Compensation
                    Plan. * (4)

             10(h) Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of York, as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated February 1, 1995. (4)

             13    1996 Annual Report to Shareholders

             22    Subsidiaries of the Registrant

             27    Financial Data Schedule (EDGAR electronic filing only).


     (b) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1996.

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

          (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).

          (5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Bemis Company, Inc.:


     Our audits of the consolidated financial statements referred to in our report dated January 23, 1997, appearing on page 26 of the 1996 Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                          /s/ Price Waterhouse LLP
                                        PRICE WATERHOUSE LLP
Minneapolis, Minnesota
January 23, 1997




                      CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (number 2-61796) and Form S-3 (number 33-60253) of Bemis Company, Inc. of our report dated January 23, 1997, appearing on page 26 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.




                                          /s/ Price Waterhouse LLP
                                        PRICE WATERHOUSE LLP
Minneapolis, Minnesota
March 3, 1997

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BEMIS COMPANY, INC.



By  /s/ Benjamin R. Field, III              By  /s/ LeRoy F. Bazany
  ------------------------------------        ------------------------------
   Benjamin R. Field, III, Senior Vice         LeRoy F. Bazany, Vice
    President, Chief Financial Officr           President and Controller
    and Treasurer

Date March 3, 1997                          Date March 3, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jeffrey H. Curler                       /s/ Winslow H. Buxton
-------------------------------             ------------------------------
Jeffrey H. Curler,                          Winslow H. Buxton, Director
President and Director

Date March 3, 1997                          Date March 3, 1997



 /s/ John H. Roe                            /s/ Loring W. Knoblauch
-------------------------------             ------------------------------
John H. Roe, Chairman and Chief             Loring W. Knoblauch, Director
Executive Officer; Director

Date March 3, 1997                          Date March 3, 1997


/s/ Robert A. Greenkorn                     /s/ Angus Wurtele
-------------------------------             ------------------------------
Robert A. Greenkorn, Director               Angus Wurtele, Director

Date March 3, 1997                          Date March 3, 1997

                                 EXHIBIT INDEX


EXHIBITS                                                            FORM OF FILING
--------                                                            --------------

3(a)   Restated Articles of Incorporation of the Registrant, as amended.  (1)
3(b)   By-Laws of the Registrant, as amended.  (4)
4(a)   Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association.  (2)
4(b)   Form of Indenture dated as of June 15, 1995, between the Registrant and
         First Trust National Association, as Trustee.  (5)
10(a)  Bemis Company, Inc. 1987 Stock Option Plan.  * (1)
10(b)  Bemis Company, Inc. 1994 Stock Incentive Plan.  * (3)
10(c)  Bemis Company, Inc. 1984 Stock Award Plan.  * (4)
10(d)  Bemis Retirement Plan, as amended effective January 1, 1994.  * (4)
10(e)  Bemis Company, Inc. Supplemental Retirement Plan dated
         October 20, 1988.  * (4)
10(f)  Bemis Executive Incentive Plan dated April 1, 1990.  * (4)
10(g)  Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (4)
10(h)  Amended and Restated Credit Agreement among the Registrant, the
         Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and
         Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1,
         1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994; and as amended by
         Amendment No. 6 dated February 1, 1995.  (4)
13     1996 Annual Report to Shareholders                         Electronic/EDGAR
22     Subsidiaries of the Registrant                             Electronic/EDGAR
27     Financial Data Schedule (EDGAR electronic filing only).    Electronic/EDGAR


__________________

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

                            BEMIS COMPANY, INC. AND SUBSIDIARIES
                             SCHEDULE V - PROPERTY AND EQUIPMENT
                                  (in thousands of dollars)



                                                                  YEAR ENDED DECEMBER 31, 1996
                                 -----------------------------------------------------------------------------------------------
                                                                          Deductions
                                              Additions at Cost    ------------------------     Other
                                              ------------------                  Fully        Changes    Translation
                                 Balance at             Business                Depreciated     Debit     Adjustment    Balance
                                 Beginning              Acquisi-   Retirements    Assets       (Credit)      Debit      at Close
                                  of Year     Normal      tion       or Sales   Written Off      (1)       (Credit)     of Year
                                 ---------    ------      ----       --------   -----------    -------     ---------    -------
Owned Property and Equipment
----------------------------
Land and land improvements        $ 11,445   $    873   $    26     $   316       $   121           18      $   (53)    $ 11,872

Buildings                          176,669     18,611     1,980       5,790         2,575         (378)       (1,536)    186,981

Leasehold improvements               1,992        180       898         159             4                        90        2,997

Machinery and equipment            629,178     92,286     8,875       6,743        27,723          360       (2,254)     693,979
                                  --------   --------   -------     -------       -------         ----       -------    --------

                                  $819,284   $111,950   $11,779     $13,008       $30,423       $    0      $(3,753)    $895,829
                                  --------   --------   -------     -------       -------        -----       -------    --------
                                  --------   --------   -------     -------       -------        -----       -------    --------

Leased Property and Equipment
-----------------------------
Machinery and equipment                 34                                                                                    34
                                  --------                                                                              --------

                                  $     34                                                                              $     34
                                  --------                                                                              --------
                                  --------                                                                              --------



(1)  Reclassifications.

                           BEMIS COMPANY, INC. AND SUBSIDIARIES
                           SCHEDULE V - PROPERTY AND EQUIPMENT
                               (in thousands of dollars)



                                                                 YEAR ENDED DECEMBER 31, 1995
                                  -------------------------------------------------------------------------------------
                                                                           Deductions
                                                Additions at Cost   ------------------------
                                               ------------------                   Fully       Translation
                                  Balance at             Business                Depreciated     Adjustment     Balance
                                  Beginning              Acquisi-   Retirements     Assets         Debit       at Close
                                   of Year     Normal      tion       or Sales   Written Off     (Credit)       of Year
                                  ---------    ------      ----       --------   -----------     ---------      -------
Owned Property and Equipment
----------------------------
Land and land improvements        $ 11,257    $    87    $   216     $     52       $   113       $   50       $ 11,445

Buildings                          149,597     11,926     13,776           96           225        1,691        176,669

Leasehold improvements               1,879        186                                    84           11          1,992

Machinery and equipment            558,637     81,416     21,294        1,420        34,497        3,748        629,178
                                  --------    -------    -------     --------       -------       ------       --------

                                  $721,370    $93,615    $35,286     $  1,568       $34,919       $5,500       $819,284
                                  --------    -------    -------     --------       -------       ------       --------
                                  --------    -------    -------     --------       -------       ------       --------

Leasehold Property and Equipment
--------------------------------

Buildings                         $  1,064                           $  1,064                                  $      0

Machinery and equipment                 29         18                                    13                          34
                                  --------    -------                --------       -------                    --------

                                  $  1,093    $    18                $  1,064       $    13                    $     34
                                  --------    -------                --------       -------                    --------
                                  --------    -------                --------       -------                    --------


                        BEMIS COMPANY, INC. AND SUBSIDIARIES
                        SCHEDULE V - PROPERTY AND EQUIPMENT
                             (in thousands of dollars)



                                                                YEAR ENDED DECEMBER 31, 1994
                                 ---------------------------------------------------------------------------------------
                                                                            Deductions
                                                 Additions at Cost   ------------------------
                                                ------------------                  Fully        Translation
                                 Balance at               Business                Depreciated     Adjustment    Balance
                                 Beginning                Acquisi-   Retirements    Assets           Debit      at Close
                                  of Year       Normal      tion       or Sales   Written Off      (Credit)     of Year
                                 ---------      ------      ----       --------   -----------      ---------    -------
Owned Property and Equipment
----------------------------
Land and land improvements       $ 11,900      $    99    $   200      $   749      $   229         $   36      $ 11,257

Buildings                         142,783        8,400      1,074        2,424        2,080          1,844       149,597

Leasehold improvements              1,769          105                       8                          13         1,879

Machinery and equipment           515,854       84,460     12,114       14,316       42,729          3,254       558,637
                                 --------      -------    -------      -------      -------         ------      --------

                                 $672,306      $93,064    $13,388      $17,497      $45,038         $5,147      $721,370
                                 --------      -------    -------      -------      -------         ------      --------
                                 --------      -------    -------      -------      -------         ------      --------

Leasehold Property and Equipment
--------------------------------

Buildings                        $  4,262                              $ 3,198                                  $  1,064

Machinery and equipment                63                                   34                                        29
                                 --------                              -------                                  --------
                                 $  4,325                              $ 3,232                                  $  1,093
                                 --------                              -------                                  --------
                                 --------                              -------                                  --------


                          BEMIS COMPANY, INC. AND SUBSIDIARIES
           SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                (in thousands of dollars)



                                                                        YEAR ENDED DECEMBER 31, 1996
                                 --------------------------------------------------------------------------------------------------
                                                                            Deductions
                                                Additions at Cost    ------------------------     Other
                                              --------------------                  Fully        Changes    Translation
                                 Balance at    Charged    Business                Depreciated     Debit     Adjustment    Balance
                                 Beginning    to Profit   Acquisi-  Retirements    Assets        (Credit)      Debit      at Close
                                  of Year     and Loss     tion       or Sales   Written Off       (1)       (Credit)     of Year
                                 ---------     ------      ----       --------   -----------     -------     ---------    -------
Owned Property and Equipment
----------------------------
Land improvements                 $  2,031  $     221                 $     55     $    121                                $  2,076

Buildings                           46,951      5,472                    2,724        2,575           2           519        46,603

Leasehold improvements                 781        225          289          49            4                       (17)        1,259

Machinery and equipment            234,990     58,034        2,053       3,540       27,723          (2)        1,403       262,413
                                  --------  ---------    ---------    --------      -------      ------      --------      --------

                                  $284,753  $  63,952    $   2,342    $  6,368      $30,423      $    0      $  1,905      $312,351
                                  --------  ---------    ---------    --------      -------      ------      --------      --------
                                  --------  ---------    ---------    --------      -------      ------      --------      --------

Leased Property and Equipment
-----------------------------

Machinery                               14          7                                                                            21
                                  --------  ---------                                                                      --------
                                  $     14  $       7                                                                      $     21
                                  --------  ---------                                                                      --------
                                  --------  ---------                                                                      --------


(1)  Reclassifications.

                           BEMIS COMPANY, INC. AND SUBSIDIARIES
             SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                (in thousands of dollars)



                                                                 YEAR ENDED DECEMBER 31, 1995
                                 ---------------------------------------------------------------------------------------
                                                               Deductions
                                                        ------------------------       Other
                                                                       Fully          Changes   Translation
                                 Balance at   Charged                Depreciated       Debit     Adjustment     Balance
                                 Beginning   to Profit  Retirements    Assets         (Credit)     Debit        at Close
                                  of Year    and Loss    or Sales    Written Off        (1)      (Credit)       of Year
                                 ---------    ------     --------    -----------      -------    ---------      -------
Owned Property and Equipment
----------------------------
Land improvements                $  1,916     $   227    $     1        $   113                   $    (2)      $  2,031

Buildings                          40,868       5,014         68            225          (700)       (662)        46,951

Leasehold improvements                667         193          1             84                        (6)           781

Machinery and equipment           217,445      51,505        769         34,497           700      (2,006)       234,990
                                 --------     -------    -------        -------        ------     --------      --------

                                 $260,896     $56,939    $   839        $34,919        $    0     $(2,676)      $284,753
                                 --------     -------    -------        -------        ------     --------      --------
                                 --------     -------    -------        -------        ------     --------      --------

Leased Property and Equipment
-----------------------------

Buildings                        $    229                $   229                                                $      0

Machinery and equipment                22           5                        13                                       14
                                 --------     -------    -------        -------                                 --------

                                 $    251     $     5    $   229        $    13                                 $     14
                                 --------     -------    -------        -------                                 --------
                                 --------     -------    -------        -------                                 --------



1) Reclassifications.

                       BEMIS COMPANY, INC. AND SUBSIDIARIES
            SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                              (in thousands of dollars)



                                                         YEAR ENDED DECEMBER 31, 1994
                                 -----------------------------------------------------------------------------
                                                                 Deductions
                                                          ------------------------
                                                                         Fully       Translation
                                 Balance at    Charged                 Depreciated    Adjustment      Balance
                                 Beginning    to Profit   Retirements    Assets         Debit         at Close
                                  of Year     and Loss     or Sales    Written Off     (Credit)       of Year
                                 ---------     ------      --------    -----------    ----------      -------
Owned Property and Equipment
----------------------------
Land improvements                $  2,100      $   230       $  181      $   229       $     4        $  1,916

Buildings                          38,911        4,524          521        2,080           (34)         40,868

Leasehold improvements                485          184            8                         (6)            667

Machinery and equipment           218,784       45,864        6,639       42,729        (2,165)        217,445
                                 --------      -------       ------      -------       -------        --------

                                 $260,280      $50,802       $7,349      $45,038       $(2,201)       $260,896
                                 --------      -------       ------      -------       -------        --------
                                 --------      -------       ------      -------       -------        --------

Leased Property and Equipment
-----------------------------

Buildings                        $  1,417      $    98       $1,286                                   $    229

Machinery and equipment                46            9           33                                         22
                                 --------      -------       ------                                   --------
                                 $  1,463      $   107       $1,319                                   $    251
                                 --------      -------       ------                                   --------
                                 --------      -------       ------                                   --------


                         BEMIS COMPANY, INC. AND SUBSIDIARIES
           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (in thousands of dollars)



                                    YEAR ENDED DECEMBER 31, 1996
                          ------------------------------------------------
                          Balance at    Additions                  Balance
                          Beginning     Charged to    Accounts     at Close
                           of Year    Profit & Loss  Written Of    of Year
                          ----------  -------------  ----------   ---------
Reserves for doubtful
 accounts and allowances   $11,437        $2,766      $2,571(1)    $11,632
                           -------        ------      --------     -------
                           -------        ------      --------     -------


                                      YEAR ENDED DECEMBER 31, 1995
                          ------------------------------------------------
                          Balance at    Additions                  Balance
                          Beginning     Charged to    Accounts     at Close
                           of Year    Profit & Loss  Written Of    of Year
                          ----------  -------------  ----------   ---------

Reserves for doubtful
 accounts and allowances   $11,811        $  714      $1,088(2)    $11,437
                           -------        ------      --------     -------
                           -------        ------      --------     -------


                                     YEAR ENDED DECEMBER 31, 1994
                          ------------------------------------------------
                          Balance at    Additions                  Balance
                          Beginning     Charged to    Accounts     at Close
                           of Year    Profit & Loss  Written Of    of Year
                          ----------  -------------  ----------   ---------

Reserve for doubtful
 accounts and allowances    $9,228        $4,059      $1,476(3)    $11,811
                            ------        ------      --------     -------
                            ------        ------      --------     -------


(1) Net of $161 collections on accounts previously written off.
(2) Net of $33 collections on accounts previously written off.
(3) Net of $103 collections on accounts previously written off.




                         BEMIS COMPANY, INC. AND SUBSIDIARIES
               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          (in thousands of dollars)


                                      1996           1995          1994
                                      ----           ----          ----

Maintenance and repairs             $56,584        $46,623       $40,565
                                    -------        -------       -------
                                    -------        -------       -------