Form 10-Q
period 1997-03-31
BEMIS CO INC
filed 1997-05-12
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 1997
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


      53,002,940 shares of Common Stock, $.10 par value on April 30, 1997.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.

     In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net Sales for the first quarter of 1997 were $475.5 million compared to $385.5 million for the first quarter of 1996, an increase of 23.3 percent or $90.0 million. Net Income was $19.9 million, or $.37 per share, for the first quarter of 1997 compared to $21.7 million, or $.41 per share, for the same quarter in 1996. Included in the first quarter 1996 net income was a $2.6 million net gain, or $.05 per share, relating to the disposition of the Paper Packaging Machinery Division of Hayssen Manufacturing, Inc., a wholly-owned subsidiary of the Company, which was sold in January 1996.

     As expected, first quarter results were significantly affected by the acquisition of Paramount Packaging Corporation in January 1997 which reduced earnings by approximately $0.05 per share while adding about $35.0 million to net sales. The impact was primarily due to temporarily high manufacturing and overhead costs and some reorganization expenses. These high costs are expected to continue over the near term with these operations expected to become profitable in the second half of the year.

     Net sales growth was spread across both of the Company's major businesses. In the flexible packaging business, total sales rose 30 percent while sales excluding acquisitions, increased 9 percent. Strong growth in the coated and laminated business resulted from increased business with a number of key customers and continued strength in core markets such as candy, meat, and cheese. Within the polyethylene packaging group, strength in sanitary packaging for products such as disposable diapers helped drive sales gains, although profits were weaker due to short-term pricing issues in lower value-added product lines. The paper packaging division reported flat sales and lower operating profits in a continued weak pricing environment.

     The specialty coated and graphics business reported 7 percent sales growth and substantially higher operating profits due to a favorable sales mix, new products, and manufacturing efficiencies. The major plant expansion in Belgium is on track to be shipping product to customers during the second quarter.

Addressing the Statement of Income line item changes of consequence:
     Cost of Products Sold increased 25.5 percent compared to Net Sales increases of 23.3 percent. This disproportionate comparison results principally from an adverse raw material price environment compared to a year ago and temporarily high manufacturing and overhead costs at the recently acquired Paramount Packaging operating locations, together with very competitive sales pricing pressures.

                         PART I - FINANCIAL INFORMATION


     Higher average debt levels resulting from business unit acquisitions in 1996 and early 1997, account for the 60.7 percent increase in Interest Expense.

     Other Income decreased $4.3 million largely due to the gain on the sale of Hayssen's Paper Packaging Machinery Division in January 1996.

     Minority Interest increases results from improved operating income in the Company's pressure-sensitive materials business segment.

     Pretax Income decreased $2.7 million, or 7.9 percent. Excluding the one-time gain related to the disposition of Hayssen's Paper Packaging Machinery Division in January 1996, Pretax Income increased $1.5 million, or 5.0 percent.

     The effective tax rate for the first quarter of 1997 and 1996 was 38.2 percent and 37.8 percent, respectively.


FINANCIAL CONDITION
     A statement of cash flow for the three months ended March 31, 1997, is as follows:


                                                                                        Millions
                                                                                        --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 19.9
     Non-cash items:
            Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .         20.4
            Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          1.2
            Deferred income taxes, non-current portion . . . . . . . . . . . . . .          0.4
            Net increase in working capital, net of effects of dispositions. . . .        (37.8)
            Net change in deferred charges and credits . . . . . . . . . . . . . .        (14.2)
                                                                                         -------
     Net cash used by operating activities . . . . . . . . . . . . . . . . . . . .        (10.1)
                                                                                         -------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment. . . . . . . . . . . . . . . . . . . .        (28.2)
        Business acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . .         (0.9)
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0.2
                                                                                         -------
     Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .        (28.9)
                                                                                         -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .         59.1
        Change is short-term debt. . . . . . . . . . . . . . . . . . . . . . . . .          1.9
        Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10.6)
        Subsidiary dividends to minority stockholders. . . . . . . . . . . . . . .         (1.8)
                                                                                         -------
     Net cash provided by financing activities . . . . . . . . . . . . . . . . . .         48.6
                                                                                         -------

     Effect of exchange rates. . . . . . . . . . . . . . . . . . . . . . . . . . .         (1.7)
                                                                                         -------
     Net increase in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  7.9
                                                                                         -------
                                                                                         -------

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There have been no significant changes during the three months ended March 31, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of the report:
     3(a)  Restated Articles of Incorporation of the Registrant, as amended. (1)

     3(b)  By-Laws of the Registrant, as amended.  (2)

     4(a) Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association. (3)

     4(b) Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (4)

     10(a) Bemis Company, Inc. 1987 Stock Option Plan.  * (5)

     10(b) Bemis Company, Inc. 1994 Stock Incentive Plan.  * (6)

     10(c) Bemis Company, Inc. 1984 Stock Award Plan.  * (2)

     10(d) Bemis Retirement Plan, as amended effective January 1, 1994.  * (2)

     10(e) Bemis Company, Inc. Supplemental Retirement Plan dated October 20, 1988. * (2)

     10(f) Bemis Executive Incentive Plan dated April 1, 1990.  * (2)

     10(g) Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (2)

     10(h) Bemis Company, Inc. 1997 Executive Officer Performance Plan.  * (1)

     10(i) Amended and Restated Credit Agreement among the Registrant, the
     Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994, and as amended by Amendment No. 6 dated February 1, 1995.(2)

     19    Reports Furnished to Security Holders.
     27    Financial Data Schedule (EDGAR electronic filing only).

                           PART II - OTHER INFORMATION


(b) There were no reports on Form 8-K filed during the first quarter ended March 31, 1997.

     -------------
           * Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

          (1) Incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
          (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994
               (File No. 1-5277).
          (3) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 4, 1989 (File No. 0-1387).
          (4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
          (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).
          (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80666).



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BEMIS COMPANY, INC.



Date      May 9, 1997                   /s/ LeRoy F. Bazany
     --------------------               -----------------------------------
                                        LeRoy F. Bazany, Vice President
                                            and Controller



Date   May 9, 1997                      /s/ Benjamin R. Field, III
     --------------------               -----------------------------------
                                        Benjamin R. Field, III, Senior Vice
                                            President, Chief Financial Officer
                                            and Treasurer

                                   EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
3(a)      RestatedArticles of Incorporation of the Registrant, as amended.  (1)
3(b)      By-Laws of the Registrant, as amended.  (2)
4(a)      Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association.  (3)
4(b)      Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.  (4)
10(a)     Bemis Company, Inc. 1987 Stock Option Plan.  * (5)
10(b)     Bemis Company, Inc. 1994 Stock Incentive Plan.  * (6)
10(c)     Bemis Company, Inc. 1984 Stock Award Plan.  * (2)
10(d)     Bemis Retirement Plan, as amended effective January 1, 1994.  * (2)
10(e)     Bemis Company, Inc. Supplemental Retirement Plan dated October 20,
           1988.  * (2)
10(f)     Bemis Executive Incentive Plan dated April 1, 1990.  * (2)
10(g)     Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (2)
10(h)     Bemis Company, Inc. 1997 Executive Officer Performance Plan.  * (1)
10(i)     Amended and Restated Credit Agreement among the Registrant, the
           Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994, and as amended by Amendment No. 6 dated
           February 1, 1995.  (2)
19        Reports Furnished to Security Holders.
27        Financial Data Schedule (EDGAR electronic filing only).


          -------------

           * Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

          (1) Incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
          (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-
                5277).
          (3) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 4, 1989 (File No. 0-1387).
          (4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
          (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).
          (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80666).