Form 10-Q
period 1997-06-30
BEMIS CO INC
filed 1997-08-13
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months Ended June 30, 1997
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


       53,002,715 shares of Common Stock, $.10 par value on July 31, 1997

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

    The financial statements (enclosed as Exhibit 19) are incorporated by reference in this Form 10-Q.

    In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the six months ended June 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1997

    Net Sales for the second quarter of 1997 were $481.3 million compared to $411.9 million for the second quarter of 1996, an increase of 16.8 percent or $69.4 million. Net Income was $28.0 million for the second quarter of 1997 compared to $25.2 million for the same quarter in 1996, an increase of 11.0 percent.

    In the second quarter of 1997, the Company completed the sale of its remaining packaging machinery businesses to Barry-Wehmiller Group, Inc. and during the second quarter of 1996 the company completed the acquisition of the Perfecseal Division of Paper Manufacturers Company. Excluding non-comparable operating results of business acquisitions and dispositions from both 1997 and 1996, second quarter Net Sales showed an increase of $41.1 million or 10.4 percent and operating profit showed an increase of $4.7 million or 9.4 percent.

    In the second quarter, the flexible packaging business reported total sales growth of 21.5 percent with net sales excluding acquisitions and divestitures rising 12.6 percent. Within flexible packaging, the coated and laminated film business reported good sales gains across many of its major markets with particularly strong results in candy and confectionery packaging. The integration of the Paramount Packaging operations, acquired at the beginning of the year, progressed well during the second quarter. The polyethylene packaging group reported strong sales growth and improved profits. The paper packaging business reported slightly higher sales compared with the year earlier quarter and flat profit as it continued to be impacted by a weak pricing environment.

    The pressure sensitive materials business reported moderate sales growth but continued strong profit growth due to a favorable revenue mix and manufacturing efficiencies. The major new coating facility in Europe began to ship product to customers toward the end of the quarter and should provide incremental growth during the second half of the year.

    During the quarter, the Company sold the remainder of its packaging machinery businesses and the gain on that transaction was offset by charges related to a consolidation of the paper bag business announced in the quarter.

                            PART I - FINANCIAL INFORMATION


    Cost of Products Sold increased 20.0 percent compared to Net Sales increases of 16.8 percent. This unfavorable comparison results from increased manufacturing costs and significantly increased raw material prices compared to a year ago.

    Increased product research and development expenditures for the Company's pressure sensitive materials business account for the 16.5 percent increase in Research and Development Expense.

    Increasing debt levels, resulting from business unit acquisitions in 1996 and early 1997, principally account for the $1.4 million rise in Interest Expense compared to the second quarter of 1996.

    The increase in Minority Interest in Net Income reflects the improving performance of the pressure sensitive materials business.

    Income Tax expense increased $2.5 million or 16.4 percent reflecting a slightly higher effective tax rate.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997

    Net Sales for the six-month period of 1997 were $956.8 million compared to $797.5 million for the same period in 1996, an increase of 20.0 percent. Net Income was $47.9 million for 1997 compared to $46.9 million for the same six-month period in 1996, an increase of 2.0 percent. Excluding non-comparable operating results of business acquisitions and dispositions from the first half of 1997 and 1996, Net Sales showed an increase of $41.1 million or 10.4 percent and operating profit showed an increase of $4.7 million or 9.4 percent.

    Cost of Products Sold increased 22.7 percent compared to Net Sales increases of 20.0 percent generally reflecting a less favorable raw material price environment.

    Increasing debt levels, associated with business unit acquisitions net of dispositions together with an aggressive capital investment program account for the $3.0 million rise in Interest Expense compared to the first half of 1996.

    Other Income decreased $4.4 million largely due to the gain on the sale of Hayssen's Paper Packaging Machinery Division in January 1996.

    The increase in Minority Interest in Net Income results from the continued improvement in the Company's pressure sensitive materials business segment.

                            PART I - FINANCIAL INFORMATION


FINANCIAL CONDITION

    A statement of cash flow for the six months ended June 30, 1997, is as follows:

                                                                        Millions
                                                                        --------
     Cash flows from operating activities:
     -------------------------------------
     Net income. . . . . . . . . . . . . . . . . . . . . . . . .         $ 47.9
        Non-cash items:
        Depreciation and amortization. . . . . . . . . . . . . .           41.2
        Minority interest. . . . . . . . . . . . . . . . . . . .            2.5
        Deferred income taxes, non-current portion . . . . . . .            1.4
        Net increase in working capital items. . . . . . . . . .          (23.1)
        Net change in deferred charges and credits . . . . . . .           (7.7)
        Other. . . . . . . . . . . . . . . . . . . . . . . . . .            (.1)
                                                                         ------

     Net cash provided by operating activities . . . . . . . . .           62.1
                                                                         ------
     Cash flows from investing activities:
     -------------------------------------
        Additions to property and equipment. . . . . . . . . . .          (73.9)
        Business acquisition . . . . . . . . . . . . . . . . . .           (6.9)
        Business divestiture . . . . . . . . . . . . . . . . . .           28.0
        Proceeds from sale of property and equipment . . . . . .            1.5
                                                                         ------

     Net cash used in investing activities . . . . . . . . . . .          (51.3)
                                                                         ------

     Cash flows from financing activities:
     -------------------------------------
        Change in long-term debt . . . . . . . . . . . . . . . .           21.3
        Change in short-term debt. . . . . . . . . . . . . . . .            1.7
        Cash dividends paid. . . . . . . . . . . . . . . . . . .          (23.1)
        Common stock purchased for the treasury. . . . . . . . .           (3.7)
                                                                         ------

     Net cash provided by financing activities . . . . . . . . .           (3.8)
                                                                         ------

     Effect of exchange rates. . . . . . . . . . . . . . . . . .           (0.6)
                                                                         ------

     Net increase in cash. . . . . . . . . . . . . . . . . . . .         $  6.4
                                                                         ------
                                                                         ------

                             PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Registrant's 1997 Annual Meeting of Shareholders was held on May 1, 1997.

    (c) (1) The shareholders voted for three director nominees for three-year terms. The vote was as follows:

         Name of Candidate        Votes For      Votes Withheld
         -----------------        ---------      --------------
         Robert A. Greenkorn      44,546,497         538,933
         Robert F. Mlnarik        44,554,787         530,644
         Winslow H. Buxton        44,549,822         535,609

         There were no abstentions and no broker non-votes.

         (2) The shareholders voted to ratify the proposed amendments to the Company's Restated Articles of Incorporation which increased the authorized capital stock of the Company from 125,000,000 shares to 250,000,000 shares of which 248,000,000 would be Common Stock and 2,000,000 would be Series Preferred Stock.

         The vote was 33,516,742 for, 5,858,199 against and 2,180,715 abstentions.  There were no broker non-votes.

         (3) The shareholders voted to ratify the proposed 1997 Executive Officer Performance Plan which is an annual bonus plan designed to provide certain designated executive officers of the Company with incentive compensation based upon achievement of pre-established performance goals and designed to comply with Section 162(m) of the Internal Revenue Code of 1986.

         The vote was 41,351,415 for, 2,062,910 against and 1,671,105 abstentions.  There were no broker non-votes.

         (4) The shareholders voted to ratify the appointment of Price Waterhouse LLP as independent auditors for the 1997 fiscal year. The vote was 44,139,851 for, 786,722 against and 158,857 abstentions. There were no broker non-votes.

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

              3(a) Restated Articles of Incorporation of the Registrant, as
                   amended. (1)

              3(b) By-Laws of the Registrant, as amended. (2)

              4(a) Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association. (3)

              4(b) Form of Indenture dated as of June 15, 1995, between the
                   Registrant and First Trust National Association, as Trustee. (4)

             10(a) Bemis Company, Inc. 1987 Stock Option Plan. *(5)

             10(b) Bemis Company, Inc. 1994 Stock Incentive Plan. *(6)

             10(c) Bemis Company, Inc. 1984 Stock Award Plan .*(2)

             10(d) Bemis Retirement Plan, as amended effective
                   January 1, 1994.*(2)

             10(e) Bemis Company, Inc. Supplemental Retirement Plan dated
                   October 20, 1988.*(2)

             10(f) Bemis Executive Incentive Plan dated April 1, 1990.*(2)

             10(g) Bemis Company, Inc. Long Term Deferred Compensation
                   Plan.*(2)

             10(h) Bemis Company, Inc. 1997 Executive Officer Performance
                   Plan. *(1)

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

             27    Financial Data Schedule (EDGAR electronic filing only).

                             PART II - OTHER INFORMATION


       (b) There were no reports on Form 8-K filed during the second quarter ended June 30, 1997.


       ---------------

              *Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

              (1) Incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277)
              (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).
              (3) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 4, 1989 (File No. 0-1387).
              (4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
              (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).
              (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80666).

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       BEMIS COMPANY, INC.





Date     August 8, 1997                /s/  LeRoy F. Bazany
    ------------------------           ------------------------------------
                                       LeRoy F. Bazany, Vice President
                                         and Controller





Date     August 8, 1997                /s/  Benjamin R. Field, III
    ------------------------           ------------------------------------
                                       Benjamin R. Field, III, Senior Vice
                                         President, Chief Financial Officer
                                         and Treasurer

                                    EXHIBIT INDEX

EXHIBIT       DESCRIPTION                                        FORM OF FILING
-------       -----------                                        --------------

3(a)     Restated Articles of Incorporation of the Registrant,
           as amended. (1)
3(b)     By-Laws of the Registrant, as amended. (2)
4(a)     Rights Agreement, dated as of August 3, 1989, between
           the Registrant and Norwest Bank Minnesota, National
           Association. (3)
4(b)     Form of Indenture dated as of June 15, 1995, between
           the Registrant and First Trust National Association,
           as Trustee. (4)
10(a)    Bemis Company, Inc. 1987 Stock Option Plan. * (5)
10(b)    Bemis Company, Inc. 1994 Stock Incentive Plan. * (6)
10(c)    Bemis Company, Inc. 1984 Stock Award Plan. * (2)
10(d)    Bemis Retirement Plan, as amended effective
           January 1, 1994.  * (2)
10(e)    Bemis Company, Inc. Supplemental Retirement Plan dated
           October 20, 1988.  * (2)
10(f)    Bemis Executive Incentive Plan dated April 1, 1990. * (2)
10(g)    Bemis Company, Inc. Long Term Deferred Compensation
           Plan. * (2)
10(h)    Bemis Company, Inc. 1997 Executive Officer Performance
           Plan. * (1)
10(i)    Amended and Restated Credit Agreement among the
           Registrant, the Banks Listed therein and Morgan
           Guaranty Trust Company of New York as Agent,
           originally dated as of August 1, 1986, Amended and
           Restated as of August 1, 1991, as amended by
           Amendment No. 1 dated as of May 1, 1992, as amended
           by Amendment No. 2 dated December 1, 1992, as amended
           by Amendment No. 3 dated January 22, 1993, as amended
           by Amendment No. 4 dated March 15, 1994, as amended by
           Amendment No. 5 dated June 1, 1994; and as amended by
           Amendment No. 6 dated February 1, 1995. (2)
19       Reports Furnished to Security Holders.             Filed Electronically
27       Financial Data Schedule (EDGAR electronic filing
           only).                                           Filed Electronically

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