Form 10-Q
period 1997-09-30
BEMIS CO INC
filed 1997-11-12
CIK 11199

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1997
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

    53,002,715  shares of Common Stock, $.10 par value, on November 3, 1997

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

    The financial statements (enclosed as Exhibit 19) are incorporated by reference into this Form 10-Q.

    In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the nine months ended September 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 1997

    Net Sales for the third quarter of 1997 were $465.5 million compared to $423.1 million for the third quarter of 1996, an increase of 10.0 percent or $42.4 million. Net Income increased 5.7 percent to $25.4 million for the third quarter of 1997 compared to the same quarter in 1996. Excluding non-comparable operating results of the acquisition of Paramount Packaging Corporation in January 1997 and the disposition of the Company's packaging machinery business in May 1997 from both 1997 and 1996, third quarter Net Sales showed an increase of $31.2 million or 7.8 percent and operating profit showed an increase of $6.7 million or 14.8 percent.

    Third quarter 1997 Net Sales for the flexible packaging line of business increased 12.8 percent to $346.1 million. Operating profits increased 11.4 percent to $35.4 million. Excluding noncomparable operating results of business acquisitions and dispositions Net Sales showed an increase of $27.4 million or
9.6 percent and operating profit showed an increase of $4.0 million or 13.1 percent.

    Within the flexible packaging segment, third quarter Net Sales in coated and laminated films excluding acquisitions rose 11.0 percent, with the strongest sales gains in new multi-layer films. The conversion to more sophisticated film structures negatively impacted margins. The start-up of several new film manufacturing lines for this family of films, resulted in higher than normal scrap rates and lower production efficiency.

    In the polyethylene packaging business, Net Sales in the third quarter excluding acquisitions rose 12.0 percent. Profitability was impacted by an unusually high level of new equipment start-up as well as lower productivity resulting from the continued plant reorganizations involving the Paramount facilities acquired in the first quarter.

    The paper bag business reported slightly higher revenues and weaker profit amidst a continued difficult pricing environment. Reduced manufacturing volumes at the two plants which will be closed as part of the consolidation announced in the second quarter, and costs of transferring equipment and training new employees at the remaining plants also adversely impacted profitability.

                            PART I - FINANCIAL INFORMATION


    Third quarter 1997 Net Sales for the specialty coated and graphics line of business increased 2.7 percent to $119.4 million. Operating profits increased
14.5 percent to $17.0 million. Excluding noncomparable operating results of business acquisition and disposition Net Sales showed an increase of $3.9 million or 3.4 percent and operating profit showed an increase of $2.7 million or l8.3 percent. Net Sales grew at a modest rate with good profitability. Both revenue and profit growth were affected by unfavorable currency translation for the pressure sensitive materials business which derives about 35.0 percent of its revenue from outside North America.

    Cost of Products Sold increased 12.7 percent compared to Net Sales increases of 10.0 percent. The third quarter was negatively affected by several factors, including a product transition in the coated and laminated film business, continued integration costs associated with the Paramount acquisition made earlier in the year, an unusually large amount of new equipment start-ups which resulted in higher than normal scrap levels and lower productivity in certain parts of the flexible packaging business, and lower profitability in the paper bag business resulting from the consolidation activities announced at the end of the second quarter.

    Selling, General, and Administrative Expenses for the current quarter declined both in absolute terms, $2.2 million, and expressed as a percent of Net Sales, from 10.8 percent for the third quarter of 1996 compared to 9.3 percent in the third quarter of 1997. This favorable fluctuation resulted from a combination of factors the most significant of which was the Company's sale of its remaining packaging machinery businesses in the second quarter of 1997.

    The sale of the Company's remaining machinery manufacturing business during the second quarter of 1997 is also the primary reason for the $1.2 million decrease in Research and Development Expense.

    Increasing debt levels resulting from business unit acquisitions in 1996 and early 1997, and a very aggressive capital improvement effort principally account for the $1.2 million rise in Interest Expense compared to the third quarter of 1996.

    The increase in Minority Interest in Net Income reflects the improving performance of the pressure sensitive materials business.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997

    Net Sales for the nine-month period of 1997 increased 16.5 percent to $1.42 billion compared to the same period in 1996. Net Income was $73.3 million for 1997 compared to $70.9 million for the same nine-month period in 1996, an increase of 3.3 percent. Excluding non-comparable operating results of business acquisitions and dispositions from the first nine months of 1997 and 1996, Net Sales showed an increase of $105.2 million or 8.9 percent and operating profit showed an increase of $16.5 million or 12.4 percent.

                            PART I - FINANCIAL INFORMATION


    Net Sales for the flexible packaging line of business increased 21.1 percent to $1.06 billion with operating profits increasing 4.4 percent to $101.9 million compared to the same nine-month period in 1996. Net Sales for the specialty coated and graphics line of business increased 5.2 percent to $366.8 million with operating profits increasing 19.6 percent to $50.2 million compared to the same nine-month period in 1996.

    Excluding noncomparable operating results of business acquisitions and dispositions Net Sales for the flexible packaging line of business showed an increase of $86.9 million or 10.4 percent with operating profits increasing $8.0 million or 8.6 percent. Excluding noncomparable operating results of business acquisitions and dispositions Net Sales for the specialty coated and graphics line of business showed an increase of $18.3 million or 5.3 percent with operating profits increasing $8.6 million or 20.6 percent.

    Cost of Products Sold increased 19.2 percent compared to Net Sales increases of 16.5 percent generally reflecting a less favorable raw material price environment together with continued integration costs associated with the Paramount acquisition, an unusually large amount of new equipment start-ups, and lower profitability in the paper bag business resulting from the consolidation efforts announced at the end of the second quarter.

    The $1.0 million decrease in Research and Development Expense is primarily due to the sale of the Company's machinery manufacturing business during the second quarter.

    Increasing debt levels, associated with business unit acquisitions net of dispositions together with an aggressive capital investment program, account for the $4.2 million rise in Interest Expense compared to the first nine months of 1996.

    Other Income decreased $4.2 million largely due to the gain on the sale of Hayssen's Paper Packaging Machinery Division in January 1996 not matched in 1997. The increase in Minority Interest in Net Income results from the continued improvement in the Company's pressure sensitive materials business segment.

    The first quarter 1997 acquisition of Paramount Packaging Corporation and the second quarter 1997 sale of the Company's packaging machinery business combined with the working capital effects of added sales and an aggressive capital additions program account for all significant increases in our balance sheet accounts.

                            PART I - FINANCIAL INFORMATION


FINANCIAL CONDITION

    A statement of cash flow for the nine months ended September 30, 1997, is as follows:

                                                                       Millions
                                                                       --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $   73.3
       Non-cash items:
          Depreciation and amortization. . . . . . . . . . . . . .         60.7
          Minority interest. . . . . . . . . . . . . . . . . . . .          3.8
          Deferred income taxes, non-current portion . . . . . . .          1.6
          Net increase in working capital items net of effects
             of acquisitions and divestitures. . . . . . . . . . .         (5.2)
          Net change in deferred charges and credits.. . . . . . .         (8.7)
                                                                       --------

    Net cash provided by operating activities. . . . . . . . . . .        125.5

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment.. . . . . . . . . . . .       (117.5)
       Business acquisitions . . . . . . . . . . . . . . . . . . .         (6.9)
       Business divestitures . . . . . . . . . . . . . . . . . . .         28.0
       Proceeds from sales of property and equipment.. . . . . . .          1.8
                                                                       --------

    Net cash used in investing activities. . . . . . . . . . . . .        (94.6)
                                                                       --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Change in long-term debt. . . . . . . . . . . . . . . . . .         15.9
       Change in short-term debt . . . . . . . . . . . . . . . . .           .5
       Cash dividends paid . . . . . . . . . . . . . . . . . . . .        (31.8)
       Subsidiary dividends to minority stockholders . . . . . . .         (1.8)
       Common stock purchased for the treasury.. . . . . . . . . .         (3.7)
                                                                       --------
    Net cash used by financing activities. . . . . . . . . . . . .        (20.9)
                                                                       --------

    Effect of exchange rates on cash.. . . . . . . . . . . . . . .          (.9)
                                                                       --------

    Net increase in cash.. . . . . . . . . . . . . . . . . . . . .     $    9.1
                                                                       --------
                                                                       --------

                             PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        EXHIBITS
         (a)     The following documents are filed as part of this report:
                 3(a)  Restated Articles of Incorporation of the Registrant, as
                       amended. (1)
                 3(b)  By-Laws of the Registrant, as amended. (2)
                 4(a)  Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National
                       Association. (3)
                 4(b)  Form of Indenture dated as of June 15, 1995, between the
                       Registrant and First Trust National Association, as
                       Trustee. (4)
                10(a)  Bemis Company, Inc. 1987 Stock Option Plan. *(5)
                10(b)  Bemis Company, Inc. 1994 Stock Incentive Plan. *(6)
                10(c)  Bemis Company, Inc. 1984 Stock Award Plan .*(2)
                10(d)  Bemis Retirement Plan, as amended effective January 1,
                       1994.*(2)
                10(e)  Bemis Company, Inc. Supplemental Retirement Plan dated
                       October 20, 1988.*(2)
                10(f) Bemis Executive Incentive Plan dated April 1, 1990.*(2) 10(g) Bemis Company, Inc. Long Term Deferred Compensation
                       Plan.*(2)
                10(h)  Bemis Company, Inc. 1997 Executive Officer Performance
                       Plan. *(1)
                10(i)  Amended and Restated Credit Agreement among the
                       Registrant, the Banks Listed therein and Morgan Guaranty
                       Trust Company of New York, as Agent, originally dated as
                       of August 1, 1986, Amended and Restated as of August 1,
                       1991, as amended by amendment No. 1 dated as of May 1,
                       1992, as amended by Amendment No. 2 dated December 1,
                       1992, as amended by Amendment No. 3 dated January 22,
                       1993, as amended by Amendment No. 4 dated March 15, 1994,
                       as amended by Amendment No. 5 dated June 1, 1994; and as
                       amended by Amendment No. 6 dated February 1, 1995. (2)
                19     Financial Statements Furnished to Security Holders.
                27     Financial Data Schedule (EDGAR electronic filing only).

         (b) There were no reports on Form 8-K filed during the third quarter ended September 30, 1997.

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





                                        BEMIS COMPANY, INC.





Date   November 3, 1997                      /s/ LeRoy F. Bazany
     ------------------------------     ----------------------------------------
                                        LeRoy F. Bazany, Vice President
                                          and Controller





Date   November 3, 1997                      /s/ Benjamin R. Field, III
     ------------------------------     ----------------------------------------
                                             Benjamin R. Field, III, Senior Vice
                                               President, Chief Financial
                                          Officer and Treasurer

                                    EXHIBIT INDEX

EXHIBIT                 DESCRIPTION                                 FORM OF FILING
3(a)  Restated Articles of Incorporation of the Registrant,
      as amended.  (1)
3(b)  By-Laws of the Registrant, as amended.  (2)
4(a)  Rights Agreement, dated as of August 3, 1989, between
      the Registrant and Norwest Bank Minnesota, National
      Association.  (3)
4(b)  Form of Indenture dated as of June 15, 1995, between
      the Registrant and  First Trust National Association,
      as Trustee.  (4)
10(a) Bemis Company, Inc. 1987 Stock Option Plan.  * (5)
10(b) Bemis Company, Inc. 1994 Stock Incentive Plan.  * (6)
10(c) Bemis Company, Inc. 1984 Stock Award Plan.  * (2)
10(d) Bemis Retirement Plan, as amended effective
      January 1, 1994.  * (2)
10(e) Bemis Company, Inc. Supplemental Retirement Plan dated
      October 20, 1988.  * (2)
10(f) Bemis Executive Incentive Plan dated
      April 1, 1990.  * (2)
10(g) Bemis Company, Inc. Long Term Deferred Compensation
      Plan.  * (2)
10(h) Bemis Company, Inc. 1997 Executive Officer Performance
      Plan. * (1)
10(i) Amended and Restated Credit Agreement among the
      Registrant, the Banks Listed therein and Morgan
      Guaranty Trust Company of New York as Agent, originally
      dated as of August 1, 1986, Amended and Restated as of
      August 1, 1991, as amended by Amendment No. 1 dated as of
      May 1, 1992, as amended by Amendment No. 2 dated
      December 1, 1992, as amended by Amendment No. 3 dated
      January 22, 1993, as amended by Amendment No. 4 dated
      March 15, 1994, as amended by Amendment No. 5 dated
      June 1, 1994; and as amended by Amendment No. 6 dated
      February 1, 1995.  (2)
19    Reports Furnished to Security Holders.                      Filed Electronically
27    Financial Data Schedule (EDGAR electronic                   Filed Electronically
      filing only)

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