Form 10-K405
period 1997-12-31
BEMIS CO INC
filed 1998-03-31
CIK 11199

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997
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


Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the
past 90 days.      YES  X       NO
                       ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 2, 1998, based on a closing price of $45.44 per share as reported on the New York Stock Exchange, was $2,425,454,000. As of March 2, 1998, the Registrant had 53,380,001 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
           1997 Annual Report to Shareholders - Part I  and Part II
               Proxy Statement - Annual Meeting of Stockholders
                       May 7, 1998 - Part I and Part III

ITEM 1 - BUSINESS

     Bemis Company, Inc., a Missouri corporation (the "Registrant"), continues a business formed in 1858. The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965. The Registrant is a principal manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe with a growing presence in Southeast Asia, and Mexico. In 1997, approximately 74 percent of the Registrant's sales were derived from Flexible Packaging Products and approximately 26 percent were derived from Pressure Sensitive Materials.

     The primary market for its products is the food industry. Other markets include companies in chemical, agribusiness, medical, pharmaceutical, sanitary products, printing, and graphic industries. Further information about the Registrant's operations in different business segments appearing on page 40 of the accompanying 1997 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

     As of December 31, 1997, the Registrant had approximately 9,300 employees, of which an estimated 6,400 were classified as production employees. Most of the production employees are covered by collective bargaining contracts involving five different international unions and 20 individual contracts with terms ranging from three to five years. During 1997, five contracts covering approximately 700 employees at five different locations in the United States were successfully negotiated. During 1998, two domestic labor agreements are scheduled to expire.

     Working capital elements throughout the year fluctuate in relation to the level of business. Customer and vendor payment terms are split approximately equal between net 30 days and discountable terms. Discounts are generally one percent for payment within ten days. Inventory levels reflect a reasonable balance between raw material pricing and availability, and the Registrant's commitment to promptly fill customer orders. Backlogs are not a significant factor in the industries in which the Registrant operates; most orders placed with the Registrant are for delivery within 90 days or less.

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

FLEXIBLE PACKAGING PRODUCTS

     The Registrant and its subsidiaries manufacture a broad range of consumer and industrial packaging consisting of coated and laminated films, polyethylene packaging, and consumer and industrial paper packaging.

     Coated and laminated film products include flexible polymer film structures and barrier laminates for food, medical, and personal care products utilizing controlled and modified atmosphere packaging, with value added through printing. Primary markets are processed meat, cheese, coffee, condiments, candy, and medical packaging. Additional products include a full line of blown and cast stretchfilm products, carton sealing tapes and application equipment for industrial use, and custom thermoformed plastic packaging. Also included are electronically-produced film color separations and engravings used in rotogravure and flexographic printing by the packaging industry. Coated and laminated films accounted for 36 percent, 33 percent, and 31 percent of consolidated net sales for the years 1997, 1996, and 1995, respectively.

     Polyethylene packaging consists of mono-layer and co-extruded films, converted packaging and roll stock, and flexographic line and process printed packaging for bakery products, seed, retail, lawn and garden, ice, fresh and frozen produce, candy, sanitary products, and disposable diapers; printed shrink overwrap for the food and beverage industry; extruded products including wide width sheeting, bags on a roll, balers, and shrink pallet covers. Polyethylene products accounted for 25 percent, 19 percent, and 17 percent of consolidated net sales for the years 1997, 1996, and 1995, respectively.

     Consumer and industrial paper packaging is made up of multiwall and small paper bags, balers, printed paper roll stock, and bag closing materials for consumer and industrial packaging products. Flexographic and rotogravure printing are enhanced with in-line overlaminating capabilities. Innovations in bag constructions include inner-ply laminations of odor, grease, and moisture barriers. Primary markets include pet food, seed, chemicals, dairy products, fertilizers, feed, minerals, flour, rice, and sugar. Sales of this product line accounted for 12 percent, 14 percent, and 15 percent of consolidated net sales for the years 1997, 1996, and 1995, respectively.

PRESSURE SENSITIVE MATERIALS

     The Registrant and its subsidiaries manufacture pressure sensitive materials such as sheet printing products, roll label products, technical products, and graphic films. Pressure Sensitive Materials accounted for 26 percent, 29 percent, and 28 percent of consolidated net sales for the years 1997, 1996, and 1995, respectively.

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

MARKETING, DISTRIBUTION, AND COMPETITION

     While the Registrant's sales are made through a variety of distribution methods, more than 70 percent of each segment's sales are made by the Registrant's sales force. Sales offices and plants are located throughout the United States, Canada, United Kingdom, Europe, Scandinavia, Southeast Asia, and Mexico to provide prompt and economical service to more than 30,000 customers. The Registrant's technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

     No single customer accounts for ten percent or more of the Registrant's total sales. Furthermore, the loss of one or a few major customers would not have a material adverse effect on their operating results.

     The major markets in which the Registrant sells its products are highly competitive. Areas of competition include price, innovation, quality, and service. This competition is significant as to both the size and the number of competing firms.

     Major competitors in the Flexible Packaging Products segment include American National Can Company, Printpack, Inc., Cryovac, a division of W.R. Grace & Co., Huntsman Chemical Corporation, AEP Industries, Inc., Southern Bag Corporation, Stone Container Corporation, and Union Camp Corporation. In the Pressure Sensitive Materials segment major competitors include Avery Dennison Corporation, Flexcon Co., Inc., Minnesota Mining and Manufacturing Company, Jackstadt GmbH (Germany), and UPM - Kymmene (Finland).

     The Registrant considers itself to be a significant factor in the market niches it serves; however, due to the diversity of the Flexible Packaging and Pressure Sensitive Materials segments, the Registrant's precise competitive position in these markets is not reasonably determinable.

     Advertising is limited primarily to business and trade publications emphasizing the Registrant's packaging and related capabilities and the individual problem-solving approach to customer problems.

RAW MATERIALS

     Plastic resins and films, paper, inks, and chemicals constitute the basic major raw materials. These are purchased from a variety of industry sources. While temporary shortages of raw materials may occur occasionally, these items are currently readily available.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenditures were as follows:


                                         1997          1996          1995
                                     -----------   -----------   -----------
     Flexible Packaging Products     $ 7,212,000   $ 8,523,000   $ 8,813,000

     Pressure Sensitive Materials      4,800,000     5,132,000     4,790,000
                                     -----------   -----------   -----------

          Total                      $12,012,000   $13,655,000   $13,603,000
                                     -----------   -----------   -----------
                                     -----------   -----------   -----------


     The expense reduction experienced in 1997 is principally due to the sale of machinery manufacturing operations in May 1997.

ENVIRONMENTAL CONTROL

     Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, and competitive position of the Registrant and its subsidiaries.


ITEM 2 - PROPERTIES

     Properties utilized by the Registrant and its subsidiaries at December 31, 1997, were as follows:

FLEXIBLE PACKAGING PRODUCTS

     The Registrant has 35 manufacturing plants located in 15 states and four foreign countries, of which 29 are owned directly by the Registrant or its subsidiaries and six are leased from outside parties. Leases generally provide for minimum terms of four to 20 years and have one or more renewal options. The initial terms of leases in effect at December 31, 1997, expire between 1998 and 2010.

PRESSURE SENSITIVE MATERIALS

     The Registrant has nine manufacturing plants located in four states and two foreign countries, of which seven are owned directly by the Registrant or its subsidiaries and two are leased from outside parties. Leases generally provide for minimum terms of three to 25 years and have one or more renewal options. The initial terms of leases in effect as of December 31, 1997, expire between 1999 and 2008.

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


ITEM 3 - LEGAL PROCEEDINGS

     The Registrant is involved in a number of lawsuits incidental to its business, including environmental related litigation, the most active of which is discussed in the following paragraph. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on consultation with counsel, that any ultimate liability would not have a material adverse effect upon the Registrant's financial condition or results of operations.

     In December 1996, the United States brought an action in Federal District Court for the District of Columbia against the Registrant and its wholly owned subsidiary, "Pervel Industries." From 1961 to 1973 Pervel disposed of liquid industrial wastes at the Yaworski Lagoon site in Canterbury, Connecticut. Pervel entered into a consent decree with the United States in 1990 guaranteed by the Registrant regarding the clean up of the Lagoon. The United States alleges that neither Pervel nor the Registrant has fulfilled its obligations under the consent decree or guarantee. The Registrant believes both it and Pervel have fulfilled all such obligations and that both have meritorious defenses to all allegations brought by the government. In management's opinion, neither a settlement of this matter nor results following litigation will produce a result having a material adverse effect on the Registrant's financial condition or results of operations.

     The Registrant is a potentially responsible party (PRP) in approximately fourteen superfund sites around the United States. In substantially all cases, the Registrant is a "de minimis" PRP and has negotiated a position as such. The Registrant has reserved an amount that it believes to be adequate to cover its exposure.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The information required by this item appearing on pages 1 and 24 of the accompanying 1997 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item appearing on page 25 of the accompanying 1997 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appearing on pages 22 to 24 of the accompanying 1997 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.

     Not applicable.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 22, 1998, and the quarterly data appearing on pages 26 to 42 of the accompanying 1997 Annual Report to Shareholders are expressly incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in items 1, 5, 6, and 7 of this Form 10-K, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1997, and such information is expressly incorporated herein by reference.

     The following sets forth the name, age, and business experience for the last five years of the principal executive officers of the Registrant. Each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.


                                                                                 Period
                                                                          The Positions
      Name               Age   Positions Held                                 Were Held
---------------------------------------------------------------------------------------
                                                                        1982 to January
LeRoy F. Bazany          65     Vice President and Controller            1998 (retired)

Jeffrey H. Curler        47     President                               1996 to present
                                Executive Vice President                   1991 to 1995
                                Chairman - Curwood, Inc.(1)             1995 to present
                                President - Curwood, Inc.(1)               1982 to 1995
                                Various                                    1973 to 1982

Benjamin R. Field, III   59     Senior Vice President, Chief
                                  Financial Officer and Treasurer       1992 to present
                                Vice President and Treasurer               1982 to 1992
                                Various                                    1963 to 1982

Stanley A. Jaffy         49     Vice President - Tax and
                                  Assistant Controller                  1998 to present
                                Corporate Director of Tax                  1987 to 1998

Scott W. Johnson         57     Senior Vice President, General
                                  Counsel and Secretary                 1992 to present
                                Vice President - General Counsel
                                  and Secretary                            1988 to 1992
                                Various                                    1975 to 1978

Robert F. Mlnarik        56     Vice Chairman                           1996 to present
                                Executive Vice President                   1991 to 1995
                                President and Chief Executive
                                  Officer - Morgan Adhesives Co.(2)     1987 to present
                                Various                                    1972 to 1987

John H. Roe              58     Chairman and Chief Executive Officer    1996 to present
                                President and Chief Executive Officer      1990 to 1995
                                Various                                    1964 to 1990

Thomas L. Sall           53     Vice President - Operations             1997 to present
                                President - Curwood Group(3)            1997 to present
                                President - Curwood, Inc.(1)               1995 to 1997
                                President - Milprint, Inc.(3)              1992 to 1995
                                Various                                    1979 to 1992

Lawrence E. Schwanke     57     Vice President - Human Resources        1990 to present
                                Various                                    1970 to 1990

                                                                              CONTINUED



                                                                                 Period
                                                                          The Positions
      Name               Age   Positions Held                                 Were Held
---------------------------------------------------------------------------------------
Gene C. Wulf             47     Vice President and Controller           1998 to present
                                Vice President and Assistant                May 1997 to
                                  Controller                               January 1998
                                Senior Vice President -
                                  Finance and Information
                                  Technology - Curwood, Inc.(1)            1995 to 1997
                                Vice President - Finance and
                                  Informational Services -
                                  Curwood, Inc.(1)                         1987 to 1995
                                Various                                    1975 to 1987


----------------
(1)  Curwood, Inc. is a 100 percent owned subsidiary of the Registrant.
(2) Morgan Adhesives Co. is an 86.9 percent owned subsidiary of the Registrant.
(3)  Curwood Group includes the following 100 percent owned subsidiaries of the
     Registrant: Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal,
     Inc.


ITEM 11 - EXECUTIVE COMPENSATION

     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1997, and such information is expressly incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1997, and such information is expressly incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1997, and such information is expressly incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)  The following documents are filed as part of the report:

     (1)  FINANCIAL STATEMENTS:

                                                                       Pages in
                                                                 Annual Report*
                                                                 --------------
            Report of Independent Accountants.................               26
            Consolidated Statement of Income for
              the Three Years Ended December 31, 1997.........               27
            Consolidated Balance Sheet
              at December 31, 1997 and 1996...................            28-29
            Consolidated Statement of Cash Flows for
              the Three Years Ended December 31, 1997.........            30-31
            Consolidated Statement of Stockholders' Equity
              for the Three Years Ended December 31, 1997.....               32
            Notes to Consolidated Financial Statements .......            33-42


            ----------------
            *  Incorporated by reference from the indicated pages of the 1997
                 Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

     (2)  FINANCIAL STATEMENT SCHEDULES FOR YEARS 1997, 1996, AND 1995

                                                                       Pages in
                                                                      Form 10-K
                                                                      ---------
            Report of Independent Accountants on Financial Statement
              Schedules for the Three Years Ended
              December 31, 1997.....................................         12
            Schedule II - Valuation and Qualifying Accounts
              and Reserves..........................................         15


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  EXHIBITS

           3(a)     Restated Articles of Incorporation of the Registrant, as
                      amended.(1)
           3(b)     By-Laws of the Registrant, as amended.(2)
           4(a)     Rights Agreement, dated as of August 3, 1989, between the
                      Registrant and Norwest Bank Minnesota, National
                      Association.(3)
           4(b)     Form of Indenture dated as of June 15, 1995, between the
                    Registrant and First Trust National Association, as
                    Trustee.(4)
           10(a)   Bemis Company, Inc. 1987 Stock Option Plan.*(5)
           10(b)   Bemis Company, Inc. 1994 Stock Incentive Plan.*(6)
           10(c)   Bemis Company, Inc. 1984 Stock Award Plan.*(2)
           10(d)   Bemis Retirement Plan, as amended effective January 1,
                     1994.*(2)

                                                                      CONTINUED



           10(e)   Bemis Company, Inc. Supplemental Retirement Plan dated
                     October 20, 1988.*(2)
           10(f)   Bemis Executive Incentive Plan dated April 1, 1990.*(2)
           10(g)   Bemis Company, Inc. Long Term Deferred Compensation
                     Plan.*(2)
           10(h)   Bemis Company, Inc. 1997 Executive Officer Performance
                     Plan.*(1)
           10(i)   Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust
                     Company of New York, as Agent, originally dated as of
                     August 1, 1986, Amended and Restated as of August 1, 1991,
                     as amended by Amendment No. 1 dated as of May 1, 1992, as
                     amended by Amendment No. 2 dated December 1, 1992, as
                     amended by Amendment No. 3 dated January 22, 1993, as
                     amended by Amendment No. 4 dated March 15, 1994, as
                     amended by Amendment No. 5 dated June 1, 1994, and as
                     amended by Amendment No. 6 dated February 1, 1995.(2)

           13      1997 Annual Report to Shareholders.
           22      Subsidiaries of the Registrant.
           27.1    Financial Data Schedule (EDGAR electronic filing only).
           27.2    Financial Data Schedule - Restated (EDGAR electronic filing only).
           27.3    Financial Data Schedule - Restated (EDGAR electronic filing only).

            ----------------
            *  Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

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

(b) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Bemis Company, Inc.:


     Our audits of the consolidated financial statements referred to in our report dated January 22, 1998, appearing on page 26 of the 1997 Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                          /s/ Price Waterhouse LLP
                                          PRICE WATERHOUSE LLP
Minneapolis, Minnesota
January 22, 1998




                      CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (number 2-61796) and Form S-3 (number 33-60253) of Bemis Company, Inc. of our report dated January 22, 1998, appearing on page 26 of the 1997 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.




                                          /s/ Price Waterhouse LLP
                                          PRICE WATERHOUSE LLP
Minneapolis, Minnesota
March 3, 1998

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BEMIS COMPANY, INC.



By   /s/ Benjamin R. Field, III          By   /s/ Gene C. Wulf
  -----------------------------------      ------------------------------------
  Benjamin R. Field, III, Senior Vice         Gene C. Wulf, Vice President
   President, Chief Financial Officer          and Controller
   and Treasurer

Date   March 3, 1998                     Date   March 3, 1998




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jeffrey H. Curler                    /s/ Winslow H. Buxton
-----------------------------------      ------------------------------------
Jeffrey H. Curler                        Winslow H. Buxton, Director
President and Director

Date   March 3, 1998                     Date   March 3, 1998



/s/ John H. Roe                          /s/ Loring W. Knoblauch
-----------------------------------      ------------------------------------
John H. Roe, Chairman and Chief          Loring W. Knoblauch, Director
 Executive Officer; Director

Date   March 3, 1998                     Date   March 3, 1998



/s/ Robert A. Greenkorn                   /s/ Angus Wurtele
-----------------------------------      ------------------------------------
Robert A. Greenkorn, Director            Angus Wurtele, Director

Date   March 3, 1998                     Date   March 3, 1998

                                 EXHIBIT INDEX


Exhibits                                                                              Form of Filing
--------                                                                              --------------
3(a)    Restated Articles of Incorporation of the Registrant, as amended.  (1)
3(b)    By-Laws of the Registrant, as amended.  (2)
4(a)    Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association.  (3)
4(b)    Form of Indenture dated as of June 15, 1995, between the Registrant and
         First Trust National Association, as Trustee.  (4)
10(a)   Bemis Company, Inc. 1987 Stock Option Plan.  * (5)
10(b)   Bemis Company, Inc. 1994 Stock Incentive Plan.  * (6)
10(c)   Bemis Company, Inc. 1984 Stock Award Plan.  * (2)
10(d)   Bemis Retirement Plan, as amended effective January 1, 1994.  * (2)
10(e)   Bemis Company, Inc. Supplemental Retirement Plan dated
         October 20, 1988.  * (2)
10(f)   Bemis Executive Incentive Plan dated April 1, 1990.  * (2)
10(g)   Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (2)
10(h)   Bemis Company, Inc. 1997 Executive Officer Performance Plan.  * (1)
10(i)   Amended and Restated Credit Agreement among the Registrant, the
         Banks Listed therein and Morgan Guaranty Trust Company of New York as
         Agent, originally dated as of August 1, 1986, Amended and Restated as of
         August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by
         Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994, and as amended by Amendment No. 6 dated February 1, 1995.  (2)
13      1997 Annual Report to Shareholders.                                           Electronic/EDGAR
22      Subsidiaries of the Registrant.                                               Electronic/EDGAR
27.1    Financial Data Schedule (EDGAR electronic filing only).                       Electronic/EDGAR
27.2    Financial Data Schedule - Restated (EDGAR electronic filing only).            Electronic/EDGAR
27.3    Financial Data Schedule - Restated (EDGAR electronic filing only).            Electronic/EDGAR


     ----------------
     * Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

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

                     BEMIS COMPANY, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (in thousands of dollars)




                                              YEAR ENDED DECEMBER 31, 1997
                           ---------------------------------------------------------------------
                           Balance at      Additions                    Acquisitions,   Balance
                           Beginning       Charged to      Accounts        Net Of       at Close
                            of Year      Profit & Loss    Written Off   Divestitures    of Year
                           ----------    -------------    -----------   -------------   --------
Reserves for doubtful
   accounts and allowances  $11,632          $1,191        $1,302(1)        $590         $12,111
                            -------          ------        ------           ----         -------
                            -------          ------        ------           ----         -------




                                                      YEAR ENDED DECEMBER 31, 1996
                                          -------------------------------------------------------
                                           Balance at      Additions                    Balance
                                           Beginning       Charged to      Accounts     at Close
                                            of Year      Profit & Loss    Written Off   of Year
                                           ----------    -------------    -----------   --------
Reserves for doubtful
   accounts and allowances                  $11,437         $2,766         $2,571(2)     $11,632
                                            -------         ------         ------        -------
                                            -------         ------         ------        -------


                                                      YEAR ENDED DECEMBER 31, 1995
                                          -------------------------------------------------------
                                           Balance at      Additions                    Balance
                                           Beginning       Charged to      Accounts     at Close
                                            of Year      Profit & Loss    Written Off   of Year
                                           ----------    -------------    -----------   --------
Reserve for doubtful
   accounts and allowances                  $11,811          $714          $1,088(3)     $11,437
                                            -------          ----          ------        -------
                                            -------          ----          ------        -------



(1) Net of $120 collections on accounts previously written off.
(2) Net of $161 collections on accounts previously written off.
(3) Net of $33 collections on accounts previously written off.