Form 10-Q
period 1998-03-31
BEMIS CO INC
filed 1998-05-15
CIK 11199

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q


                         QUARTERLY REPORT UNDER SECTION 13 OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                      For the Three Months Ended March 31, 1998
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


          53,380,001 shares of Common Stock, $.10 par value on April 30, 1998.

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q. In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the first quarter of 1998 were $451.5 million compared to $475.5 million for the first quarter of 1997, a decrease of 5.0 percent or $24.0 million. Net income was $21.9 million, or $.41 per share, for the first quarter of 1998 compared to $19.9 million, or $.37 per share, for the same quarter in 1997, an increase of 10.8 percent.

     Excluding noncomparable business activity, principally the packaging machinery operations which were divested in the second quarter of 1997, net sales declined 0.1 percent while operating income increased 13.0 percent.

     Flexible packaging net sales, adjusted for noncomparable business activity, declined 0.4 percent while operating income increased 25.1 percent. Pressure sensitive materials net sales, adjusted for noncomparable business activity, increased 0.7 percent while operating income declined 9.3 percent.

     Within flexible packaging, net sales of plastic packaging products rose 3.3 percent, paced by solid growth in the coated and laminated films. Profits in plastic packaging grew faster than sales in the quarter on improved margins in coated and laminated films and polyethylene packaging. Sales in paper packaging declined due to the reorganization of the business, including the shutdown of two manufacturing facilities. Weather related factors also hurt sales in the quarter. Paper packaging profitability was impacted by the lower sales volumes and inefficiencies related to the reorganization.

     Net sales in the pressure sensitive materials business were flat compared to an unusually strong first quarter a year earlier, and were affected by customer inventory adjustments and softness in selected markets. Negative currency translation effects also reduced pressure sensitive sales by about 3.0 percent in the quarter. Profitability was reduced by the lower than expected volumes and an unfavorable sales mix.

     The Company has made significant progress in digesting acquisitions made in 1997 together with the large volume of new equipment installed throughout the Company. During the first quarter of 1998, the Company completed an investment in a joint venture with Dixie Toga S.A., a major packaging company in Brazil and recently reached an agreement to acquire Techy International S.A., a Belgian flexible packaging company. The joint venture investment is recorded on the Balance Sheet in Other Assets and in Excess of Cost of Investments in Subsidiaries Over Net Assets Acquired while the Income Statement includes joint venture income with Other (Income) Costs, Net. These actions are part of a continuing strategy of offering the Company's packaging capabilities to key customers in international markets.

                            PART I - FINANCIAL INFORMATION


Addressing the Statement of Income line item changes of consequence:
     Selling, General, and Administrative Expenses declined $7.8 million or 14.3 percent as a result of the 1997 sale of the Company's machinery operations, reorganization efforts surrounding paper packaging operations, and successfully absorbing 1997 business unit acquisitions.

     Higher average debt levels resulting from increased capital expenditure during the first quarter together with a business unit acquisition account for the 18.6 percent increase in Interest Expense.

     The 1997 sale of the Company's machinery operations also accounted for the $0.5 million decline in Research and Development Expense. Minority Interest decreases results from lower operating income in the Company's pressure sensitive materials business segment. The effective tax rate for the first quarter of 1998 and 1997 was 38.8 percent and 38.2 percent, respectively.


FINANCIAL CONDITION
     A statement of cash flow for the three months ended March 31, 1998, is as follows:


                                                                         Millions
                                                                         --------

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income . . . . . . . . . . . . . . . . . . . . . . . . .     $ 21.9
        Non-cash items:
            Depreciation and amortization. . . . . . . . . . . . . .       22.9
            Minority interest. . . . . . . . . . . . . . . . . . . .        1.0
            Deferred income taxes, non-current portion . . . . . . .        0.9
            Net increase in working capital, net of effects
              of acquisition . . . . . . . . . . . . . . . . . . . .      (13.9)
            Net change in deferred charges and credits . . . . . . .       (0.6)
            Other. . . . . . . . . . . . . . . . . . . . . . . . . .       (0.4)
                                                                         --------
     Net cash provided by operating activities . . . . . . . . . . .       31.8
                                                                         --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment. . . . . . . . . . . . .      (45.2)
        Business acquisition . . . . . . . . . . . . . . . . . . . .      (38.9)
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.4
                                                                         --------
     Net cash used in investing activities . . . . . . . . . . . . .      (83.7)
                                                                         --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in long-term debt . . . . . . . . . . . . . . . . . .       67.7
        Cash dividends paid. . . . . . . . . . . . . . . . . . . . .      (11.7)
        Subsidiary dividends to minority stockholders. . . . . . . .       (1.8)
        Stock incentive programs and related tax effects . . . . . .        7.4
                                                                         --------
     Net cash provided by financing activities . . . . . . . . . . .       61.6
                                                                         --------

     Effect of exchange rates. . . . . . . . . . . . . . . . . . . .       (0.1)
                                                                         --------
     Net increase in cash. . . . . . . . . . . . . . . . . . . . . .     $  9.6
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



     -----------------

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

(b) There were no reports on Form 8-K filed during the first quarter ended March 31, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BEMIS COMPANY, INC.



Date May 4, 1998                        /s/ Gene C. Wulf
     -------------------                ---------------------------------------
                                        Gene C. Wulf, Vice President
                                          and Controller


Date May 4, 1998                        /s/ Benjamin R. Field, III
     -------------------                ---------------------------------------
                                        Benjamin R. Field, III, Senior Vice
                                          President, Chief Financial Officer
                                          and Treasurer

                                    EXHIBIT INDEX



EXHIBIT             DESCRIPTION                                                     FORM OF FILING
-------             -----------                                                     --------------

3(a)   Restated Articles of Incorporation of the Registrant, as amended.  (1)
3(b)   By-Laws of the Registrant, as amended.  (2)
4(a)   Rights Agreement, dated as of August 3, 1989, between the Registrant and
       Norwest Bank Minnesota, National Association.  (3)
4(b)   Form of Indenture dated as of June 15, 1995, between the Registrant and
       First Trust National Association, as Trustee.  (4)
10(a)  Bemis Company, Inc. 1987 Stock Option Plan.  * (5)
10(b)  Bemis Company, Inc. 1994 Stock Incentive Plan.  * (6)
10(c)  Bemis Company, Inc. 1984 Stock Award Plan.  * (2)
10(d)  Bemis Retirement Plan, as amended effective January 1, 1994.  * (2)
10(e)  Bemis Company, Inc. Supplemental Retirement Plan dated October 20,
       1988. * (2)
10(f)  Bemis Executive Incentive Plan dated April 1, 1990.  * (2)
10(g)  Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (2)
10(h)  Bemis Company, Inc. 1997 Executive Officer Performance Plan.  * (1)
10(i)  Amended and Restated Credit Agreement among the Registrant, the Banks
       Listed therein and Morgan Guaranty Trust Company of New York as Agent,
       originally dated as of August 1, 1986, Amended and Restated as of
       August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by
       Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1,
       1994, and as amended by Amendment No. 6 dated February 1, 1995.  (2)
19     Reports Furnished to Security Holders.                                       Electronic/EDGAR
27     Financial Data Schedule (EDGAR electronic filing only).                      Electronic/EDGAR


     -----------

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