Form 10-Q
period 1998-06-30
BEMIS CO INC
filed 1998-08-12
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Six Months Ended June 30, 1998
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


     53,380,001 shares of Common Stock, $.10 par value on July 29, 1998

                          PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial statements (enclosed as Exhibit 19) are incorporated by reference in this Form 10-Q. In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the six months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1998

     Net sales for the second quarter of 1998 were $470.6 million compared to $481.3 million for the second quarter of 1997, a decrease of 2.2 percent or $10.7 million. Net income was $30.2 million for the second quarter of 1998 compared to $28.0 million for the same quarter in 1997, an increase of 7.8 percent.

     Excluding noncomparable business activity, principally the packaging machinery operations which were divested in the second quarter of 1997, net sales declined 0.7 percent while operating income increased 7.1 percent. The previously announced acquisition of Techy International S.A., a Belgian flexible packaging company, was successfully completed late in the second quarter.

     Flexible packaging net sales, adjusted for noncomparable business activity, declined 0.5 percent while operating income increased 20.7 percent. Pressure sensitive materials net sales, adjusted for noncomparable business activity, declined 1.3 percent while operating income declined 24.1 percent.

     Within flexible packaging, net sales of plastic packaging rose 3.3 percent with the strongest growth in coated and laminated films. Net sales growth in polyethylene packaging was limited by declining raw material prices which resulted in reduced unit selling prices. Both businesses reported higher profits due to improved manufacturing efficiencies and improved product mix. Net sales and profits fell in the paper packaging business compared with the year earlier quarter. The reorganization of the paper packaging business begun in mid-1997 is nearing completion, with facilities disposal being the principal effort remaining.

     The pressure sensitive materials business reported flat sales and lower profits compared with the year earlier quarter as weaker performance in the roll label and sheet products businesses offset good results in the graphics and technical products segments.

     Addressing the second quarter Statement of Income line item changes of consequence:

     Higher average debt levels resulting principally from business unit acquisitions account for the 15.9 percent increase in interest expense.

                         PART I - FINANCIAL INFORMATION


     Minority interest decreases resulted from lower operating income in the Company's pressure sensitive materials business segment. The effective tax rate for the second quarter of 1998 and 1997 was 38.9 percent and 38.7 percent, respectively.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998

     Net sales for the six-month period of 1998 were $922.1 million compared to $956.8 million for the same period in 1997, a decrease of 3.6 percent. Net income was $52.1 million for 1998 compared to $47.9 million for the same six-month period in 1997, an increase of 8.9 percent. Excluding non-comparable operating results of business acquisitions and dispositions from the first half of 1998 and 1997, net sales declined 0.4 percent while operating profit increased 9.1 percent.

     Flexible packaging net sales, adjusted for noncomparable business activity, declined 0.4 percent while operating income increased 21.8 percent. Pressure sensitive materials net sales, adjusted for noncomparable business activity, declined 0.3 percent while operating income declined 17.4 percent.

     Addressing the Statement of Income line item changes of consequence:

     Selling, general, and administrative expenses declined $8.7 million or 8.6 percent as a result of the 1997 sale of the Company's machinery operations, reorganization efforts surrounding paper packaging operations, and successfully absorbing 1997 business unit acquisitions.

     Higher average debt levels resulting principally from business unit acquisitions account for the 17.2 percent increase in interest expense.

     The 1997 sale of the Company's machinery operations accounted for the $0.7 million decline in research and development expense. Minority interest decreases resulted from lower operating income in the Company's pressure sensitive materials business segment. The effective tax rates for the first half of 1998 and 1997 was 38.8 percent and 38.5 percent, respectively.

FINANCIAL CONDITION

     A statement of cash flow for the six months ended June 30, 1998, is as follows:

                                                                        Millions
                                                                        --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     ------------------------------------
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $52.1
     Non-cash items:
       Depreciation and amortization . . . . . . . . . . . . . . . . . .   45.7
       Minority interest . . . . . . . . . . . . . . . . . . . . . . . .    2.0
       Deferred income taxes, non-current portion. . . . . . . . . . . .    1.9
       Net increase in working capital, net of effects of acquisitions .   (7.2)
       Net change in deferred charges and credits. . . . . . . . . . . .   (2.4)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (0.6)
                                                                          -----

                           PART I - FINANCIAL INFORMATION

       Net cash provided by operating activities . . . . . . . . . . . .   91.5
                                                                          -----

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment . . . . . . . . . . . . . . .  (74.9)
       Business acquisitions . . . . . . . . . . . . . . . . . . . . . .  (46.3)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1.5
                                                                          -----

     Net cash used in investing activities . . . . . . . . . . . . . . . (119.7)
                                                                          -----

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Change in long-term debt. . . . . . . . . . . . . . . . . . . . .   47.5
       Change in short-term debt . . . . . . . . . . . . . . . . . . . .   (0.4)
       Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .  (23.5)
       Subsidiary dividends to minority stockholders . . . . . . . . . .   (1.8)
       Stock incentive programs and related tax effects. . . . . . . . .    7.4
                                                                          -----

     Net cash provided by financing activities . . . . . . . . . . . . .   29.2
                                                                          -----

     Effect of exchange rates. . . . . . . . . . . . . . . . . . . . . .   (0.1)
                                                                          -----

     Net increase in cash. . . . . . . . . . . . . . . . . . . . . . . .   $0.9
                                                                          -----
                                                                          -----


                            PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Registrant's 1998 Annual Meeting of Shareholders was held on May 7, 1998.

     (c) (1) The shareholders voted for four director nominees for three-year terms. There were no abstentions and no broker non-votes. The vote was as follows:

          Name of Candidate        Votes For      Votes Withheld
          -----------------        ---------      --------------
          Jeffrey H. Curler        46,112,136          197,781
          Nancy Parsons McDonald   46,128,981          180,936
          Roger D. O'Shaughnessy   46,101,207          208,710
          C. Angus Wurtele         46,094,714          215,203

          (2) The shareholders voted to ratify the appointment of Price Waterhouse LLP as independent auditors for the 1998 fiscal year.
          The vote was 46,110,265 for, 79,043 against, and 120,609 abstentions. There were no broker non-votes.

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

     (b) There were no reports on Form 8-K filed during the second quarter ended June 30, 1998.

                                  SIGNATURES
                                  ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            BEMIS COMPANY, INC.





Date    July 30, 1998                       /s/  Gene C. Wulf
    -----------------------------           ----------------------------
                                            Gene C. Wulf, Vice President
                                              and Controller





Date   July 30, 1998                        /s/  Benjamin R. Field, III
    -----------------------------           ----------------------------
                                            Benjamin R. Field, III, Senior Vice
                                              President, Chief Financial Officer
                                              and Treasurer

                                       EXHIBIT INDEX

EXHIBIT                      DESCRIPTION                                          FORM OF FILING
-------                      -----------                                          --------------
3(a)      Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)      By-Laws of the Registrant, as amended. (2)
4(a)      Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association. (3)
4(b)      Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (4)
10(a)     Bemis Company, Inc. 1987 Stock Option Plan. *(5)
10(b)     Bemis Company, Inc. 1994 Stock Incentive Plan. *(6)
10(c)     Bemis Company, Inc. 1984 Stock Award Plan. *(2)
10(d)     Bemis Retirement Plan, as amended effective January 1, 1994. *(2)
10(e)     Bemis Company, Inc. Supplemental Retirement Plan dated
            October 20, 1988. *(2)
10(f)     Bemis Executive Incentive Plan dated April 1, 1990. *(2)
10(g)     Bemis Company, Inc. Long Term Deferred Compensation Plan. *(2)
10(h)     Bemis Company, Inc. 1997 Executive Officer Performance Plan. *(1)
10(i)     Amended and Restated Credit Agreement among the Registrant, the Banks
          Listed therein and Morgan Guaranty Trust Company of New York as
          Agent, originally dated as of August 1, 1986, Amended and Restated
          as of August 1, 1991, as amended by Amendment No. 1 dated as of
          May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment
          No. 5 dated June 1, 1994; and as amended by Amendment No. 6 dated
          February 1, 1995. (2)
19        Reports Furnished to Security Holders.                                  Filed Electronically
27        Financial Data Schedule (EDGAR electronic filing only).                 Filed Electronically

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