Form 10-Q
period 1998-09-30
BEMIS CO INC
filed 1998-11-16
CIK 11199

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549


                                     FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1998
                           Commission File Number 1-5277


                                BEMIS COMPANY, INC.
               (Exact name of registrant as specified in its charter)


                    Missouri                                 43-0178130
          (State or other jurisdiction of                  (IRS Employer
           incorporation or organization)                Identification No.)

         222 South 9th Street, Suite 2300
              Minneapolis, Minnesota                         55402-4099
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (612) 376-3000


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

     52,364,501 shares of Common Stock, $.10 par value, on November 2, 1998

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The financial statements enclosed as Exhibit 19, are incorporated by reference into this Form 10-Q.

     In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 1998

     Net sales for the third quarter of both 1998 and 1997 were $465.5 million. Net income increased 9.2 percent to $27.8 million for the third quarter of 1998 compared to the same quarter in 1997. The previously announced acquisition of Techy International S.A., a Belgian flexible packaging company, was successfully completed as of June 30, 1998, and has added positively to third quarter results.

     Third quarter 1998 net sales for the flexible packaging line of business increased 0.9 percent to $350.7 million compared to the same quarter in 1997. Operating profits increased 20.7 percent to $43.2 million. Excluding noncomparable operating results of business acquisitions and dispositions for the flexible packaging line of business, net sales showed an increase of 0.3 percent and operating profit showed an increase of $8.3 million, or 23.3 percent. Third quarter 1998 net sales for the pressure sensitive materials line of business decreased 2.7 percent to $114.8 million compared to the same quarter in 1997, while operating profits decreased 33.6 percent to $11.0 million. Excluding noncomparable business activity of business unit acquisitions, net sales for the Company declined 0.4 percent while operating income for the Company increased 5.2 percent compared to the third quarter of 1997.

     Within the flexible packaging line of business, net sales of flexible plastic packaging products grew 4.4 percent in the third quarter of 1998 compared to the third quarter of 1997, while profitability improved significantly due to higher unit volumes, manufacturing efficiencies, and reduced waste. Sales levels continue to be adversely affected by lower raw material prices which reduce selling prices, although margins remain largely unaffected. The paper packaging products reported lower sales and profits for the third quarter compared with the third quarter of 1997, but improved results compared with the second quarter of 1998.

     During the third quarter, the Company repurchased 949,800 shares of its common stock pursuant to a long-standing Board of Directors approval which was increased by an additional one million shares in September 1998.

     The $0.5 million increase in research and development expense during the third quarter of 1998 is split proportionally between the Company's two lines of business.

                           PART I - FINANCIAL INFORMATION

     Increasing debt levels resulting from business unit acquisitions principally account for the $0.6 million, or 11.5 percent, rise in interest expense in the current quarter compared to the third quarter of 1997.

     Other income decreased $1.0 million compared to the third quarter of 1997 largely due to cost associated with plant consolidations of our Brazilian joint venture which is accounted for on an equity basis.

     The decrease in minority interest in net income reflects the lower performance of the pressure sensitive materials business compared with the very strong results reported in the third quarter of 1997.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the nine-month period of 1998 decreased 2.4 percent to $1.39 billion compared to the same period in 1997. Net income was $79.9 million for 1998 compared to $73.3 million for the same nine-month period in 1997, an increase of 9.0 percent.

     Net sales for the flexible packaging line of business decreased 2.7 percent to $1.03 billion with operating profits increasing 19.8 percent to $124.1 million compared to the same nine-month period in 1997. Net sales for the pressure sensitive materials line of business decreased 1.6 percent to $355.9 million with operating profits decreasing 23.7 percent to $37.0 million compared to the same nine-month period in 1997. Excluding noncomparable operating results of business unit acquisitions and dispositions, net sales for the flexible packaging line of business showed a decrease of $1.8 million, or 0.2 percent, with operating profits increasing $22.8 million, or 22.3 percent. Excluding noncomparable operating results of business unit acquisitions and dispositions, net sales for the pressure sensitive materials line of business showed a decrease of $4.0 million, or
1.1 percent, with operating profits decreasing $11.1 million, or 23.0 percent. Excluding noncomparable operating results of business unit acquisitions and dispositions from the first nine months of 1998 and 1997, net sales for the Company showed a decrease of $5.8 million, or 0.4 percent, and operating income for the Company showed an increase of $11.7 million, or
7.8 percent.

     Higher debt levels resulting principally from business unit acquisitions account for the $2.2 million, or 15.2 percent, rise in interest expense compared to the first nine months of 1997. Other income for the nine-month period of 1998 decreased $0.4 million largely due to cost associated with plant consolidations of our Brazilian joint venture which is accounted for on an equity basis. The decrease in minority interest in net income for the nine-month period of 1998 results from the lower performance of the Company's pressure sensitive materials line of business.

EUROPEAN COMMON CURRENCY (EURO)

     The European Economic and Monetary Union (EMU) and a new currency, the "euro", will begin in Europe on January 1, 1999. This is a significant and critical element in the European Union's (EU) plan to blend the economies of the EU's member states into one integrated market, with unrestricted and unencumbered trade and commerce across borders. Eleven of the fifteen member EU countries will initially participate. Other member states may join in the years to come.

     On January 1, 1999, the European Central Bank (ECB) will establish fixed conversion rates between the new euro and existing currencies (legacy currencies) of participating member countries of the EMU. The euro will then trade on currency exchanges and be available for noncash transactions on a "no compulsion, no prohibition" basis, coexisting with the legacy currencies through January 1, 2002. During this transition period, currency conversion rates no longer will be computed directly from one legacy currency to another. Instead, a "triangulation" process must be applied with any amount denominated in a legacy currency first converted into a euro amount and then into the second legacy currency. Beginning on January 1, 2002, the ECB will issue euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the euro as their legal currency.

     The principal impact on the Company will be experienced by its operations whose functional currency is the existing currency (legacy currency) of a participating member country of the EMU. The "triangulation" process and the resulting single currency denomination (the euro) will impact the information technology infrastructure, accounting record keeping requirements, and cross-border purchasing and selling. The Company recognizes that failure to timely resolve internal Euro issues could result, in a worst case, in the Company's European operations' inability to obtain raw materials in a timely manner, reductions, delays, or cancellations of customer orders, delays in payments by customers for products shipped, or a general inability to record, track, and consummate business transactions. Any or all of these events could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company has selected and is in the process of installing new computer software which is euro-compliant (also Year 2000 compliant) and expects that procedures and systems will be in place as of January 1999 to support the implementation of the euro. The costs of these efforts, which is expected to total $1.5 million, will be incurred principally in the fourth quarter and include both expense and capital items. The overall effect on the Company's international operations, principally its pressure sensitive line of business, is not expected to be material. In addition, the increased "price and cost transparency" expected to result from a single currency for a larger integrated market, is expected to lower material cost and lower costs associated with currency transactions, however, selling prices may be adversely affected. The net impact on operating results is not known.

YEAR 2000 ISSUE

     In late-1992, the Company began to set direction for upgrading all of its information technology (IT) systems with a focus on significant enhancement of IT support at the division level. It was the Company's intention to replace legacy IT systems with hardware and software that reflected the current state of technology. Principal objectives of this major effort were to significantly improve the quality and usefulness of computerized information management systems, to improve employee and manufacturing efficiencies, and to notably enhance the quality of service to customers, suppliers, and employees. "Year 2000 compliant," was one of many necessary attributes of any system considered. Computers and related equipment, computer software, and other office and manufacturing equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information at or after the Year 2000. This is commonly referred to as the "Year 2000 issue."

     The Company, like commerce in general, is highly dependent on computerized systems or controls for the administrative recording of business transactions, for the administrative control and actual manufacture of products it sells, and for the efficient interaction between third parties such as suppliers, customers, banks, and employees. The Company recognizes that failure to timely resolve internal Year 2000 issues could result, in a worst case, in the Company's inability to obtain raw materials in a timely manner, reductions in the quality or quantity of materials obtained, reductions, delays, or cancellations of customer orders, delays in payments by customers for products shipped, or a general inability to record, track, and consummate business transactions. Any or all of these events could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company is addressing its Year 2000 issue in three areas: (1) IT system applications, (2) non-IT systems, including engineering and manufacturing equipment applications, and (3) relationships with third parties.

     The Company has conducted an assessment of its company-wide Year 2000 issue surrounding its IT systems. Since the initial assessment in late-1992, concurrent efforts have been underway to evaluate, select, and implement third party supplied or internally developed software for company-wide or division-wide applications. Currently, a portion of nearly all new major software applications is in daily operation. Internally developed software is Year 2000 compliant, and where third party supplied software is not Year 2000 compliant the Company has received assurance of such compliance once the updated software version is released and installed. While the current stages of completion for these concurrent efforts vary, the Company believes that implementation will be complete and Year 2000 compliant by mid-1999.

     The Company is nearing the completion of the initial assessment of the Year 2000 issue surrounding its non-IT systems, including engineering and manufacturing equipment applications. While the Company expects to complete this assessment during the fourth quarter of 1998, Year 2000 remediation and testing of already identified problem applications and devices has begun. This Company-wide effort is being centrally coordinated with actual assessment, remediation, and implementation assigned to identified individuals at each manufacturing, warehouse, or office site. While the degree of effort and extensiveness of remediation will vary by site, it is expected that all sites will be Year 2000 compliant by mid-1999.

     Finally, the Company is continuing to examine its relationship with third parties whose failure to become Year 2000 compliant in a timely manner, if at all, could have a material effect on the Company. The Company has been in contact with significant vendors and customers with respect to such companies' Year 2000 compliance programs and status. In addition, follow-up conversations have been conducted with key customers and vendors. The Company currently is in the process of evaluating this effort and expects to request more detailed and updated information from its principal suppliers and customers over the next several months.

     The Company is beginning to develop contingency plans to address the effects of the failure of the Company or any of its principal suppliers, customers, or other third parties to become Year 2000 compliant in a timely manner. While the initial contingency plan development is expected to be completed during the fourth quarter of 1998, it is expected that this plan will be updated throughout

1999 as required by changes in events, facts, and circumstances surrounding the Company's Year 2000 compliance efforts as well as that of its principal suppliers, customers, and other third parties.

     Most business units meet at least monthly to review progress and plans. Senior level representatives from the various concurrent implementation and remediation teams meet at least quarterly with senior level Company management to assess progress, to assure a coordinated effort where required, and to verify a continued Company-wide focus toward a satisfactory resolution of the Company's Year 2000 issue. The Company is utilizing both internal and external resources to meet its timetable for becoming Year 2000 compliant.

     Since late-1992, when the Company began to set direction for upgrading all of its IT systems in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have been, or will be certified Year 2000 compliant by the vendors and have been or will be installed by mid-1999. To date all of these capital projects were part of the Company's long term strategic capital plan and their timing was not accelerated as a result of the Year 2000 issue. Total expenditures for the remediation of "embedded chip exposures" in manufacturing equipment and facilities together with the unexpected replacement of selected computer equipment is estimated to total $2.4 million, of which approximately $0.2 million has been incurred in the first nine months of 1998. This effort is expected to be completed by mid-1999. All expenditures are made from internally generated funds and have not had a negative impact on the Company's capital expenditure program.

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to, the following items. The cost of the projects and the dates on which the Company believes it will become euro-compliant and Year 2000 compliant are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Company will be able to identify all aspects of its business that are subject to euro-compliance problems and Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business, or to develop and refine a truly effective and inclusive contingency plan. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is euro-compliant and Year 2000 compliant, or that the Company's estimate of the cost of systems preparation for euro-compliance and Year 2000 compliance will prove ultimately to be accurate. The preceding list of uncertainties is not intended to be exhaustive.

                           PART I - FINANCIAL INFORMATION


FINANCIAL CONDITION

     A statement of cash flow for the nine months ended September 30, 1998, is as follows:


                                                                                      MILLIONS
                                                                                      --------

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income................................................................    $    79.9
        Non-cash items:
            Depreciation and amortization.........................................         68.3
            Minority interest.....................................................          2.8
            Deferred income taxes, non-current portion............................          2.7
            Net increase in working capital items net of effects of
                 acquisitions.....................................................         (0.7)
            Net change in deferred charges and credits............................         (1.0)
            Other.................................................................          0.4
                                                                                      ---------
     Net cash provided by operating activities....................................        152.4
                                                                                      ---------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment.......................................        (95.5)
        Business acquisitions.....................................................        (46.3)
        Proceeds from sales of property and equipment.............................          1.9
                                                                                      ---------
     Net cash used in investing activities........................................       (139.9)
                                                                                      ---------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in long-term debt..................................................         62.6
        Change in short-term debt.................................................         (0.3)
        Cash dividends paid.......................................................        (35.2)
        Subsidiary dividends to minority stockholders.............................         (1.8)
        Common stock purchased for the treasury...................................        (35.7)
        Stock incentive programs and related tax effect...........................          7.4
                                                                                      ---------
     Net cash used by financing activities........................................         (3.0)
                                                                                      ---------
     Effect of exchange rates on cash.............................................          0.2
                                                                                      ---------
     Net increase in cash.........................................................    $     9.7
                                                                                      ---------
                                                                                      ---------

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

        (b) There were no reports on Form 8-K filed during the third quarter ended September 30, 1998.
     _____________

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




                                        BEMIS COMPANY, INC.





Date  November 3, 1998                           /s/ Gene C. Wulf
      ----------------                  -----------------------------------
                                        Gene C. Wulf, Vice President
                                              and Controller





Date  November 3, 1998                      /s/ Benjamin R. Field,III
      ----------------                  -----------------------------------
                                        Benjamin R. Field, III, Senior Vice
                                         President, Chief Financial Officer
                                                and Treasurer

                                   EXHIBIT INDEX

EXHIBIT   DESCRIPTION                                     FORM OF FILING
-------   -----------                                     --------------
3(a)      Restated Articles of Incorporation of the
          Registrant, as amended. (1)
3(b)      By-Laws of the Registrant, as amended. (2)
4(a)      Rights Agreement, dated as of August 3, 1989,
          between the Registrant and Norwest Bank
          Minnesota, National Association. (3)
4(b)      Form of Indenture dated as of June 15, 1995,
          between the Registrant and First Trust
          National Association, as Trustee. (4)
10(a)     Bemis Company, Inc. 1987 Stock Option Plan.* (5)
10(b)     Bemis Company, Inc. 1994 Stock Incentive Plan.* (6)
10(c)     Bemis Company, Inc. 1984 Stock Award Plan.* (2)
10(d)     Bemis Retirement Plan, as amended effective
          January 1, 1994.* (2)
10(e)     Bemis Company, Inc. Supplemental Retirement Plan
          dated October 20, 1988.* (2)
10(f)     Bemis Executive Incentive Plan dated
          April 1, 1990.* (2)
10(g)     Bemis Company, Inc. Long Term Deferred
          Compensation Plan.* (2)
10(h)     Bemis Company, Inc. 1997 Executive Officer
          Performance Plan.* (1)
10(i)     Amended and Restated Credit Agreement among
          the Registrant, the Banks Listed therein
          and Morgan Guaranty Trust Company of New York
          as Agent, originally dated as of August 1, 1986,
          Amended and Restated as of August 1, 1991, as
          amended by Amendment No. 1 dated as of May 1,
          1992, as amended by Amendment No. 2 dated
          December 1, 1992, as amended by Amendment No. 3
          dated January 22, 1993, as amended by Amendment
          No. 4 dated March 15, 1994, as amended by
          Amendment No. 5 dated June 1, 1994; and as
          amended by Amendment No. 6 dated February
          1, 1995. (2)
19        Reports Furnished to Security Holders.          Filed Electronically
27        Financial Data Schedule (EDGAR electronic
          filing only).                                   Filed Electronically

     _______________


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