Form 10-K405
period 1998-12-31
BEMIS CO INC
filed 1999-03-30
CIK 11199

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                                     FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 1998
                           Commission File Number 1-5277

                                BEMIS COMPANY, INC.
               (Exact name of Registrant as specified in its charter)

                  Missouri                              43-0178130
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                  Identification No.)

    222 South 9th Street, Suite 2300, Minneapolis, Minnesota   55402-4099
                       (Address of principal executive offices)

Registrant's telephone number, including area code:   (612) 376-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class                                        on Which registered
-------------------                                      ---------------------
Common Stock, par value $.10 per share                 New York Stock Exchange
Preferred Share Purchase Rights                        New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the
past 90 days.      YES   X        NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 8, 1999, based on a closing price of $34.38 per share as reported on the New York Stock Exchange, was $1,798,201,000. As of March 8, 1999, the Registrant had 52,311,314 shares of Common Stock issued and outstanding.

                        Documents Incorporated by Reference
                        -----------------------------------
               1998 Annual Report to Shareholders - Part I and Part II
                  Proxy Statement - Annual Meeting of Stockholders
                         May 6, 1999 - Part I and Part III

ITEM 1 - BUSINESS

     Bemis Company, Inc., a Missouri corporation (the "Registrant"), continues a business formed in 1858. The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965. The Registrant is a principal manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe with a growing presence in Asia Pacific, South America, and Mexico. In 1998, approximately 74 percent of the Registrant's sales were derived from Flexible Packaging Products and approximately 26 percent were derived from Pressure Sensitive Materials.

     The primary market for its products is the food industry. Other markets include companies in chemical, agribusiness, medical, pharmaceutical, sanitary products, printing, and graphic industries. Further information about the Registrant's operations in different business segments appearing on page 40 of the accompanying 1998 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

     As of December 31, 1998, the Registrant had approximately 9,400 employees, of which an estimated 6,500 were classified as production employees. Most of the production employees are covered by collective bargaining contracts involving five different international unions and 18 individual contracts with terms ranging from three to five years. During 1998, two contracts covering approximately 970 employees at two different locations in the United States were successfully negotiated. During 1999, one Canadian and six domestic labor agreements are scheduled to expire.

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

     The Registrant's business activities are organized around its two principal business segments, Flexible Packaging Products and Pressure Sensitive Materials. Both internal and external reporting conform to this organizational structure. Subdivisions within each principal business segment are identified to facilitate operating controls and responsibilities. Aggregated subdivisions within the Flexible Packaging Products segment are High Barrier Products, Polyethylene Products, and Paper Products. A summary of the Registrant's business activities reported by its two business segments follows:

FLEXIBLE PACKAGING PRODUCTS

     The Registrant and its subsidiaries manufacture a broad range of consumer and industrial packaging consisting of high barrier products, polyethylene products, and paper products.

     High barrier products include flexible polymer film structures and barrier laminates for food, medical, and personal care products utilizing controlled and modified atmosphere packaging, with value added through printing.
Primary markets are processed meat, liquids, snacks, cheese, coffee, condiments, candy, and medical packaging. Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, and custom thermoformed plastic packaging. Also included are electronically-produced film color separations and engravings used in rotogravure and flexographic printing by the packaging industry. High barrier products accounted for 39 percent, 36 percent, and 33 percent of consolidated net sales for the years 1998, 1997, and 1996, respectively.

     Polyethylene products consists of monolayer and co-extruded films which have been flexographic printed and converted to bags or roll stock for bakery products, seed, retail, lawn and garden, ice, fresh and frozen produce, candy, sanitary products, and disposable diapers; printed shrink overwrap for the food and beverage industry; extruded products including wide width sheeting, bags on a roll, balers, and shrink pallet covers. Polyethylene products accounted for 25 percent, 25 percent, and 19 percent of consolidated net sales for the years 1998, 1997, and 1996, respectively.

     Paper products is made up of multiwall and small paper bags, balers, printed paper roll stock, and bag closing materials for premium dry pet food and agricultural/chemical products. Flexographic and rotogravure printing are enhanced with in-line overlaminating capabilities. Innovations in bag constructions include inner-ply laminations of odor, grease, and moisture barriers. Primary markets include pet products, seed, chemicals, dairy products, fertilizers, feed, minerals, flour, rice, and sugar. Sales of paper products line accounted for 10 percent, 12 percent, and 14 percent of consolidated net sales for the years 1998, 1997, and 1996, respectively.

PRESSURE SENSITIVE MATERIALS

     The Registrant and its subsidiaries manufacture pressure sensitive materials such as sheet printing products, roll label products, technical products, and graphic films. Pressure Sensitive Materials accounted for 26 percent, 26 percent, and 29 percent of consolidated net sales for the years 1998, 1997, and 1996, respectively.

     Sheet printing products are pressure sensitive adhesive coated products sold primarily through distributors to printers for use in point-of-purchase, advertising, display, and promotional materials. Roll label products include narrow-web rolls of pressure sensitive film, paper, and metalized plastic film printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume data processing (EDP) stocks, bar code inventory control labels, and numerous laser printing applications.

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

MARKETING, DISTRIBUTION, AND COMPETITION

     While the Registrant's sales are made through a variety of distribution methods, more than 90 percent of each segment's sales are made by the Registrant's direct sales force. Sales offices and plants are located throughout the United States, Canada, United Kingdom, Continental Europe, Scandinavia, Asia Pacific, South America, and Mexico to provide prompt and economical service to more than 30,000 customers. The Registrant's technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

     No single customer accounts for ten percent or more of the Registrant's total sales. Furthermore, the loss of one or a few major customers would not have a material adverse effect on the Registrant's operating results. Nevertheless, business agreements with large customers commit a large portion of the manufacturing capacity for a few individual manufacturing sites. Any change in the business arrangement would typically occur over a period of time which would allow for an orderly transition for both the Registrant's manufacturing site and customer.

     The major markets in which the Registrant sells its products are highly competitive. Areas of competition include price, innovation, quality, and service. This competition is significant as to both the size and the number of competing firms. Major competitors in the Flexible Packaging Products segment include American National Can Company, Printpack, Inc., Cryovac-Sealed Air Corporation, Huntsman Corporation, Smurfit Stone Container, and Union Camp Corporation. In the Pressure Sensitive Materials segment major competitors include Avery Dennison Corporation, Flexcon Co., Inc., 3M, Jackstadt GmbH (Germany), and UPM-Kymmene (Finland).

     The Registrant considers itself to be a significant factor in the market niches it serves; however, due to the diversity of the Flexible Packaging Products and Pressure Sensitive Materials segments, the Registrant's precise competitive position in these markets is not reasonably determinable. Advertising is limited primarily to business and trade publications emphasizing the Registrant's product features and related technical capabilities and the individual problem-solving approach to customer problems.

RAW MATERIALS

     Plastic resins and films, paper, inks, and chemicals constitute the basic major raw materials. These are purchased from a variety of industry sources. While temporary shortages of raw materials may occur occasionally, these items are currently readily available.


RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenditures were as follows:

                                             1998         1997           1996
                                        ------------   -----------   -----------
     Flexible Packaging Products         $ 6,504,000   $ 7,212,000   $ 8,523,000

     Pressure Sensitive Materials          5,720,000     4,800,000     5,132,000
                                        ------------   -----------   -----------
              Total                      $12,224,000   $12,012,000   $13,655,000
                                        ------------   -----------   -----------
                                        ------------   -----------   -----------

     The expense reduction experienced in 1997 is principally due to the sale of machinery manufacturing operations in May 1997. This impact continued to affect the 1998 comparison for Flexible Packaging Products. However, an expenditure increase in excess of 20 percent at U.S. Pressure Sensitive Materials operations more than offset the absence of the minor machinery operation which was previously part of this business segment.

ENVIRONMENTAL CONTROL

     Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, and competitive position of the Registrant and its subsidiaries.


ITEM 2 - PROPERTIES

     Properties utilized by the Registrant and its subsidiaries at December 31, 1998, were as follows:

FLEXIBLE PACKAGING PRODUCTS

     The Registrant has 35 manufacturing plants located in 14 states and five foreign countries, of which 30 are owned directly by the Registrant or its subsidiaries and five are leased from outside parties. Leases generally provide for minimum terms of four to 20 years and have one or more renewal options. The initial terms of leases in effect at December 31, 1998, expire between 1999 and 2010.

PRESSURE SENSITIVE MATERIALS

     The Registrant has ten manufacturing plants located in four states and three foreign countries, of which seven are owned directly by the Registrant or its subsidiaries and three are leased from outside parties. Leases generally provide for minimum terms of three to five years and have one or more renewal options. The initial terms of leases in effect as of December 31, 1998, expire between 1999 and 2002.

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

     In December 1996, the United States brought an action in Federal District Court for the District of Columbia against the Registrant and its wholly owned subsidiary, "Pervel Industries." From 1961 to 1973 Pervel disposed of liquid industrial wastes at the Yaworski Lagoon site in Canterbury, Connecticut. Pervel entered into a consent decree with the United States in 1990 guaranteed by the Registrant regarding the clean up of the Lagoon. The United States alleges that neither Pervel nor the Registrant has fulfilled its obligations under the consent decree or guarantee. The Registrant believes both it and Pervel have fulfilled all such obligations and that both have meritorious defenses to all allegations brought by the government. In the opinion of management and its legal advisors, neither a settlement of this matter nor results following litigation will produce a result having a material adverse effect on the Registrant's financial condition or results of operations.

     The Registrant is a potentially responsible party (PRP) in approximately twenty-one superfund sites around the United States. In substantially all cases, the Registrant is a "de minimis" PRP and has negotiated a position as such. The Registrant has reserved an amount that it believes to be adequate to cover its exposure.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The information required by this item appearing on pages 1 and 24 of the accompanying 1998 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item appearing on page 25 of the accompanying 1998 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appearing on pages 20 to 24 of the accompanying 1998 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.

     The information required by this item appearing on page 41 of the accompanying 1998 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 22, 1999, and the quarterly data appearing on pages 26 to 42 of the accompanying 1998 Annual Report to Shareholders are expressly incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in items 1, 5, 6, 7, and 7A of this Form 10-K, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1998 and such information is expressly incorporated herein by reference.

     The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Registrant. Each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.


                                                                                              Period
                                                                                       The Positions
             Name             Age               Positions Held                             Were Held
----------------------------------------------------------------------------------------------------
Jeffrey H. Curler             48        President and Chief Operating Officer        1998 to present
                                        President                                       1996 to 1998
                                        Executive Vice President                        1991 to 1995
                                        Chairman - Curwood, Inc. (1)                 1995 to present
                                        President - Curwood, Inc.  (1)                  1982 to 1995
                                        Various positions within the Registrant         1973 to 1982

Benjamin R. Field, III        60        Senior Vice President, Chief
                                          Financial Officer and Treasurer            1992 to present
                                        Vice President and Treasurer                    1982 to 1992
                                        Various positions within the Registrant         1963 to 1982

Stanley A. Jaffy              50        Vice President - Tax and
                                          Assistant Controller                       1998 to present
                                        Corporate Director of Tax                       1987 to 1998

Scott W. Johnson              58        Senior Vice President, General
                                          Counsel and Secretary                      1992 to present
                                        Vice President - General Counsel
                                          and Secretary                                 1988 to 1992
                                        Various positions within the Registrant         1975 to 1978

Robert F. Mlnarik             57        Vice Chairman                                1996 to present
                                        Executive Vice President                        1991 to 1995
                                        President and Chief Executive
                                          Officer - Morgan Adhesives Co.  (2)        1987 to present
                                        Various positions within the Registrant         1972 to 1987

John H. Roe                   59        Chairman and Chief Executive Officer         1996 to present
                                        President and Chief Executive Officer           1990 to 1995
                                        Various positions within the Registrant         1964 to 1990

Thomas L. Sall                54        Vice President - Operations                  1997 to present
                                        President - Bemis Flexible
                                          Plastic Packaging  (4)                     1998 to present
                                        President - Curwood Group  (3)                  1997 to 1998
                                        President - Curwood, Inc.  (1)                  1995 to 1997
                                        President - Milprint, Inc.  (3)                 1992 to 1995
                                        Various positions within the Registrant         1979 to 1992




                                                                                              Period
                                                                                       The Positions
     Name                     Age       Positions Held                                    Were Held
----------------------------------------------------------------------------------------------------
Lawrence E. Schwanke          58        Vice President - Human Resources             1990 to present
                                        Various positions within the Registrant         1970 to 1990

Gene C. Wulf                  48        Vice President and Controller                1998 to present
                                        Vice President and Assistant                     May 1997 to
                                          Controller                                    January 1998
                                        Senior Vice President -
                                          Finance and Information
                                          Technology - Curwood, Inc. (1)                1995 to 1997
                                        Vice President - Finance and
                                          Informational Services -
                                          Curwood, Inc. (1)                             1987 to 1995
                                        Various positions within the Registrant         1975 to 1987

____________
(1) Curwood, Inc. is a 100 percent owned subsidiary of the Registrant.
(2) Morgan Adhesives Co. is an 87 percent owned subsidiary of the Registrant.
(3) Curwood Group includes the following 100 percent owned subsidiaries of the
    Registrant: Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal,
    Inc.
(4) Bemis Flexible Plastic Packaging includes the following 100 percent owned subsidiaries of the Registrant: Banner Packaging, Inc., Bemis Europe Holdings, S.A., Bemis Packaging Ltd (UK), Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc., together with the Registrant's Polyethylene Packaging Division and Bemis Custom Products Division.


ITEM 11 - EXECUTIVE COMPENSATION

          The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1998, and such information is expressly incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1998, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1998, and such information is expressly incorporated herein by reference.


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)  The following documents are filed as part of the report:

     (1) FINANCIAL STATEMENTS:


                                                                                  Pages in
                                                                             Annual Report*
                                                                            ---------------
          Report of Independent Accountants........................................     26
          Consolidated Statement of Income for
              the Three Years Ended December 31, 1998..............................     27
          Consolidated Balance Sheet
              at December 31, 1998 and 1997........................................  28-29
          Consolidated Statement of Cash Flows for
              the Three Years Ended December 31, 1998..............................  30-31
          Consolidated Statement of Stockholders' Equity
              for the Three Years Ended December 31, 1998..........................     32
          Notes to Consolidated Financial Statements...............................  33-42

          -------------
          * Incorporated by reference from the indicated pages of the 1998 Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

     (2) FINANCIAL STATEMENT SCHEDULES FOR YEARS 1998, 1997, AND 1996


                                                                                      Pages in
                                                                                     Form 10-K
                                                                                    -----------
          Report of Independent Accountants on Financial Statement
              Schedules for the Three Years Ended December 31, 1998.............         12
          Schedule II - Valuation and Qualifying Accounts and Reserves..........         15


          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) EXHIBITS


          3(a)   Restated Articles of Incorporation of the Registrant, as amended.  (1)
          3(b)   By-Laws of the Registrant, as amended through July 7, 1992. (2)
          3(c)   Amendment to the By-Laws of the Registrant dated October 29, 1998.
          4(a)   Rights Agreement, dated as of August 3, 1989, between the
                 Registrant and Norwest Bank Minnesota, National Association. (3)




          4(b)   Form of Indenture dated as of June 15, 1995, between the
                 Registrant and First Trust National Association, as Trustee. (4)
          10(a)  Bemis Company, Inc. 1987 Stock Option Plan.  * (5)
          10(b)  Bemis Company, Inc. 1994 Stock Incentive Plan.  * (6)
          10(c)  Bemis Company, Inc. 1984 Stock Award Plan.  * (2)
          10(d)  Bemis Retirement Plan, as amended effective January 1, 1994. * (2)
          10(e)  Bemis Company, Inc. Supplemental Retirement Plan dated
                 October 20, 1988.  * (2)
          10(f)  Bemis Executive Incentive Plan dated April 1, 1990.  * (2)
          10(g)  Bemis Company, Inc. Long Term Deferred Compensation
                 Plan.  * (2)
          10(h   Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (1)
          10(i)  Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of
                 New York, as Agent, originally dated as of August 1, 1986,
                 Amended and Restated as of August 1, 1991, as amended by
                 Amendment No. 1 dated as of May 1, 1992, as amended by
                 Amendment No. 2 dated December 1, 1992, as amended by
                 Amendment No. 3 dated January 22, 1993, as amended by
                 Amendment No. 4 dated March 15, 1994, as amended by Amendment
                 No. 5 dated June 1, 1994, and as amended by Amendment No. 6 dated February 1, 1995.  (2)
          13     1998 Annual Report to Shareholders.
          21     Subsidiaries of the Registrant.
          23     Consent of PricewaterhouseCoopers LLP.  (7)
          27     Financial Data Schedule (EDGAR electronic filing only).

          _____________

          * Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
          (1) Incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
          (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).
          (3) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 4, 1989 (File No. 0-1387).
          (4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
          (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).
          (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80666).
          (7)    Included at page 12 of this Form 10-K Annual Report.

(b) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1998.

                         REPORT OF INDEPENDENT ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Bemis Company, Inc.:


     Our audits of the consolidated financial statements referred to in our report dated January 22, 1999, appearing on page 26 of the 1998 Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                   /s/ PricewaterhouseCoopers LLP
                                   PRICEWATERHOUSECOOPERS  LLP
Minneapolis, Minnesota
January 22, 1999




                     CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (number 2-61796) and Form S-3 (number 33-60253) of Bemis Company, Inc. of our report dated January 22, 1999, appearing on page 26 of the 1998 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.




                                   /s/ PricewaterhouseCoopers LLP
                                   PRICEWATERHOUSECOOPERS  LLP
Minneapolis, Minnesota
March 17, 1999

                                      SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BEMIS COMPANY, INC.



By   /s/ Benjamin R. Field, III              By    /s/ Gene C. Wulf
   ------------------------------------         ----------------------------
   Benjamin R. Field, III, Senior Vice          Gene C. Wulf, Vice President
     President, Chief Financial Officer           and Controller
     and Treasurer

Date      March 17, 1999                     Date      March 17, 1999




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Jeffrey H. Curler                         /s/ Winslow H. Buxton
---------------------------------            --------------------------------
Jeffrey H. Curler                            Winslow H. Buxton, Director
President and Director

Date      March 17, 1999                     Date      March 17, 1999



 /s/ John H. Roe                               /s/ Loring W. Knoblauch
---------------------------------            --------------------------------
John H. Roe, Chairman and Chief              Loring W. Knoblauch, Director
  Executive Officer; Director

Date      March 17, 1999                     Date      March 17, 1999



 /s/ Robert A. Greenkorn                       /s/ Angus Wurtele
---------------------------------            --------------------------------
Robert A. Greenkorn, Director                Angus Wurtele, Director

Date      March 17, 1999                     Date      March 17, 1999

                          EXHIBIT INDEX
                          -------------

 EXHIBITS                                                                          FORM OF FILING
 --------                                                                          --------------
3(a)   Restated Articles of Incorporation of the Registrant, as amended.  (1)
3(b)   By-Laws of the Registrant, as amended through July 7, 1992.  (2)
3(c)   Amendment to the By-Laws of the Registrant dated October 29, 1998.
4(a)   Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association.  (3)
4(b)   Form of Indenture dated as of June 15, 1995, between the Registrant and
         First Trust National Association, as Trustee.  (4)
10(a)  Bemis Company, Inc. 1987 Stock Option Plan.  * (5)
10(b)  Bemis Company, Inc. 1994 Stock Incentive Plan.  * (6)
10(c)  Bemis Company, Inc. 1984 Stock Award Plan.  * (2)
10(d)  Bemis Retirement Plan, as amended effective January 1, 1994.  * (2)
10(e)  Bemis Company, Inc. Supplemental Retirement Plan dated
         October 20, 1988.  * (2)
10(f)  Bemis Executive Incentive Plan dated April 1, 1990.  * (2)
10(g)  Bemis Company, Inc. Long Term Deferred Compensation Plan.  * (2)
10(h)  Bemis Company, Inc. 1997 Executive Officer Performance Plan.  * (1)
10(i)  Amended and Restated Credit Agreement among the Registrant, the
         Banks Listed therein and Morgan Guaranty Trust Company of New York as
         Agent, originally dated as of August 1, 1986, Amended and Restated as of August 1, 1991, as amended by Amendment No. 1 dated as of May 1,
         1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by Amendment No. 3 dated January 22, 1993, as amended by Amendment No.
         4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1,
         1994, and as amended by Amendment No. 6 dated February 1, 1995.  (2)
13     1998 Annual Report to Shareholders.                                             Electronic/EDGAR
21     Subsidiaries of the Registrant.                                                 Electronic/EDGAR
23     Consent of PricewaterhouseCoopers LLP.  (7)                                     Electronic/EDGAR
27     Financial Data Schedule (EDGAR electronic filing only).                         Electronic/EDGAR

-----------------
     * Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
     (1) Incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
     (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).
     (3) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 4, 1989 (File No. 0-1387).
     (4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
     (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).
     (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80666).
     (7)  Included at page 12 of this Form 10-K Annual Report.

                         BEMIS COMPANY, INC. AND SUBSIDIARIES
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (in thousands of dollars)


                                               YEAR ENDED DECEMBER 31, 1998
                           ---------------------------------------------------------------
                           Balance at          Additions                           Balance
                           Beginning           Charged to           Accounts      at Close
                             of Year         Profit &  Loss       Written Off      of Year
                           -----------     ----------------     --------------   ---------
Reserve for doubtful
  accounts and allowances     $12,111            $2,073               $1,321(1)     $12,863
                              -------            ------               ------        -------
                              -------            ------               ------        -------

                                                         YEAR ENDED DECEMBER 31, 1997
                         ------------------------------------------------------------------------------
                         Balance at         Additions                         Acquisitions,    Balance
                         Beginning          Charged to         Accounts           Net Of       at Close
                           of Year        Profit &  Loss     Written Off       Divestitures    of Year
                         ------------    ---------------     -----------    ----------------  ---------
Reserves for
   doubtful
   accounts and
   allowances             $11,632          $1,191                $1,302(2)           $590        $12,111
                          -------          ------                ------              ----        -------
                          -------          ------                ------              ----        -------


                                        YEAR ENDED DECEMBER 31, 1996
                           ---------------------------------------------------------------
                           Balance at          Additions                          Balance
                           Beginning          Charged to           Accounts       at Close
                             of Year         Profit &  Loss       Written Off      of Year
                           -----------    ------------------     -------------   ----------
Reserves for doubtful
   accounts and allowances    $11,437          $2,766                $2,571(3)      $11,632
                             --------         -------               -------        --------
                             --------         -------               -------        --------

(1) Net of $152 collections on accounts previously written off.
(2) Net of $120 collections on accounts previously written off.
(3) Net of $161 collections on accounts previously written off.