Form 10-Q
period 1999-03-31
BEMIS CO INC
filed 1999-05-12
CIK 11199

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 1999
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

52,311,314 shares of Common Stock, $.10 par value, on April 27, 1999.

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q. In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the first quarter of 1999 were $450.6 million compared to $451.5 million for the first quarter of 1998, a decrease of 0.2 percent or $0.9 million. Net income was $18.5 million, or $0.35 per share, for the first quarter of 1999 compared to $21.9 million, or $0.41 per share, for the same quarter in 1998, a decrease of 15.7 percent.

     The flat net sales comparison is due to significantly lower raw material prices which resulted in lower selling prices for many flexible packaging products. Within flexible packaging, net sales of high barrier products increased $3.5 million, or 2.0 percent, while net sales declined $2.5 million for polyethylene packaging products and $1.1 million for paper products, or 2.2 percent and 2.3 percent, respectively. Net sales in the pressure sensitive materials business declined $0.7 million or 0.6 percent.

     Net income for the first quarter of 1999 was adversely affected by approximately $0.08 per share of losses related to the Company's flexible packaging joint venture in Brazil, with $0.04 per share of the loss due to the January devaluation of the Brazilian currency, $.02 per share due to manufacturing relocation and reorganization costs, and $.02 per share in operating losses due to a weak economic environment in the region.

     Excluding the financial impact of the Brazilian joint venture, results in flexible packaging were strong with operating profit up 11.6 percent over the first quarter of last year. In pressure sensitive materials, operating profit declined 13.1 percent due to costs associated with the reorganization of that business and a slightly less favorable sales mix.

     The $0.4 million decrease in research and development expense occurred in the pressure sensitive materials business segment. The adverse experience of the Company's flexible packaging joint venture in Brazil account for nearly all of the change in other cost (income), net, at March 31, 1999, compared to the same 1998 period. The effective tax rate for the first quarter of 1999 and 1998 was
39.2 percent and 38.8 percent, respectively.

EUROPEAN COMMON CURRENCY (EURO)

     The European Economic and Monetary Union (EMU) and a new currency, the "euro", began in Europe on January 1, 1999. This is a significant and critical element in the European Union's (EU) plan to blend the economies of the EU's member states into one integrated market, with unrestricted and unencumbered trade and commerce across borders. Eleven of the fifteen member EU countries are initially participating. Other member states may join in the years to come.

     On January 1, 1999, the European Central Bank (ECB) established fixed conversion rates between the euro and existing currencies (legacy currencies) of participating member countries of the EMU. The euro now trades on currency exchanges and is available for noncash transactions on a "no compulsion, no prohibition" basis. The euro will coexist with the legacy currencies through January 1, 2002. During this transition period, currency conversion rates no longer will be computed directly from one legacy currency to another. Instead, a "triangulation" process must be applied with any amount denominated in a legacy currency first converted into a euro amount and then into the second legacy currency. Beginning on January 1, 2002, the ECB will issue euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the euro as their legal currency.

     The principal impact on the Company will be experienced by its operations whose functional currency is the existing currency (legacy currency) of a participating member country of the EMU. The "triangulation" process and the resulting single currency denomination (the euro) will impact the information technology infrastructure, accounting record keeping requirements, and cross-border purchasing and selling. The Company recognizes that failure to timely resolve internal euro issues could result, in a worst case, in the Company's European operations' inability to obtain raw materials in a timely manner; reductions, delays, or cancellations of customer orders; delays in payments by customers for products shipped; or a general inability to record, track, and consummate business transactions. Any or all of these events could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company has selected and installed new computer software which is euro-compliant (also Year 2000 compliant) and expects that the initial positive experience during the first quarter of 1999 will continue as actual utilization of the new software more fully tests its functionality over a longer period of time. The cost of these efforts is expected to total $1.5 million of which approximately $1.0 million was incurred in 1998 and $0.2 million in 1999 for both expense and capital items. The overall effect on the Company's international operations, principally its Pressure Sensitive Materials business segment, is not expected to be material. In addition, the increased "price and cost transparency" expected to result from a single currency for a larger integrated market, is expected to lower material cost and lower costs associated with currency transactions, however, selling prices may be adversely affected. The experience during the first quarter of 1999 has not been out of the ordinary and the Company expects this transition experience to continue.

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

     The Company, like commerce in general, is highly dependent on computerized systems or controls for the administrative recording of business transactions, for the administrative control and actual manufacture of products it sells, and for the efficient interaction between third parties such as suppliers, customers, banks, and employees. The Company recognizes that failure to timely resolve internal Year 2000 issues could result, in a worst case, in the Company's inability to obtain raw materials in a timely manner; reductions in the quality or quantity of materials obtained; reductions, delays, or cancellations of customer orders; delays in payments by customers for products shipped; or a general inability to record, track, and consummate business transactions. Any or all of these events could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company is addressing its Year 2000 issue in three areas: (1) IT system applications, (2) non-IT systems, including engineering and manufacturing equipment applications, and (3) relationships with third parties.

     The Company has conducted an assessment of its company-wide Year 2000 issue surrounding its IT systems. Since the initial assessment in late-1992, concurrent efforts have been underway to evaluate, select, and implement third party supplied or internally developed software for company-wide or division-wide applications. Currently, a significant portion of all new major software applications is in daily operation. Internally developed software is Year 2000 compliant, and where third party supplied software is not Year 2000 compliant the Company has received assurance of such compliance once the updated software version is released and installed in 1999. While the current stages of completion for these concurrent efforts vary, the Company believes that implementation will be substantially complete and Year 2000 compliant by mid-1999 with potentially two to four sites requiring third quarter efforts to become Year 2000 compliant.

     The Company has completed the initial assessment of the Year 2000 issue surrounding its non-IT systems, including engineering and manufacturing equipment applications. Year 2000 remediation and testing efforts, which are continuing throughout the Company, are more than 75 percent complete. This Company-wide effort is being centrally coordinated with actual assessment, remediation, and implementation assigned to identified individuals at each manufacturing, warehouse, or office site. While the degree of effort and extensiveness of remediation will vary by site, it is expected that all sites will be Year 2000 compliant by mid-1999.

     Finally, the Company is continuing to examine its relationship with third parties whose failure to become Year 2000 compliant in a timely manner, if at all, could have a material effect on the Company. The Company has been in contact with significant vendors and customers with respect to such companies' Year 2000 compliance programs and status. In addition, follow-up conversations have been conducted with key customers and vendors. The Company is continuing to evaluate this effort and expects to request more detailed and updated information from its principal suppliers and customers over the next several months.

     The Company is developing contingency plans to address the effects of the failure of the

Company or any of its principal suppliers, customers, or other third parties to become Year 2000 compliant in a timely manner. While the initial contingency plan development is expected to be completed during the second quarter of 1999, it is expected that this plan will be updated throughout 1999 as required by changes in events, facts, and circumstances surrounding the Company's Year 2000 compliance efforts as well as that of its principal suppliers, customers, and other third parties.

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

     Since late-1992, when the Company began to set direction for upgrading all of its IT systems in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have been, or will be certified Year 2000 compliant by the vendors and have been or will be substantially installed and operational by mid-1999. To date all of these capital projects were part of the Company's long term strategic capital plan and their timing was not accelerated as a result of the Year 2000 issue. Total expenditures for the remediation of "embedded chip exposures" in manufacturing equipment and facilities together with the unexpected replacement of selected computer equipment is estimated to total $2.6 million, of which approximately $0.3 million has been incurred in 1998 and $0.8 million in 1999. This effort is expected to be substantially completed by mid-1999. All expenditures are made from internally generated funds and have not had a negative impact on the Company's capital expenditure program.

FORWARD-LOOKING STATEMENTS

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this report are forward-looking statements (rather than historical facts). With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in such statements. These forward-looking statements include, but are not limited to, the following: the successful reorganization of the pressure sensitive materials segments; the expectation that packaging operations will remain strong in 1999; the success of the Company in expanding its international business; the amount and distribution of expected capital expenditures in 1999; the expectation that total debt will decrease slightly in 1999; the cost and success of the Company's Year 2000 compliance program and euro conversion program; and the opinion of management that resolution of the Company's current environmental litigation will not produce a material adverse effect on its financial condition or results of operations.

     Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions such as inflation, interest rates, and foreign currency exchange rates; competitive conditions within the Company's markets, including the acceptance of new and existing products offered by the Company; price increases for raw materials and the ability of the Company to pass these price increases on to its customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in the Company's business in order to maintain desired debt levels; unanticipated consequences of the Year 2000, including noncompliance by the Company's customers or suppliers; unanticipated consequences of the EMU's conversion to the euro; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in the Company's current and future litigation proceedings; and changes in the Company's labor relations.

FINANCIAL CONDITION

     A statement of cash flow for the three months ended March 31, 1999, is as follows:

                                                                     Millions
                                                                    ----------
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ..............................................   $  18.5
        Non-cash items:
            Depreciation and amortization .......................      25.6
            Minority interest ...................................       1.0
            Deferred income taxes, non-current portion ..........       1.6
            Net increase in working capital .....................     (19.2)
            Net change in deferred charges and credits ..........       2.0
            Undistributed earnings of affiliated companies ......       6.3
                                                                    -------
     Net cash provided by operating activities ..................      35.8
                                                                    -------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment .....................     (29.8)
        Business acquisition ....................................      (1.4)
        Other ...................................................       0.1
                                                                    -------
     Net cash used in investing activities ......................     (31.1)
                                                                    -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in debt ..........................................      10.4
        Cash dividends paid .....................................     (12.0)
                                                                    -------
     Net cash provided by financing activities ..................      (1.6)
                                                                    -------

     Effect of exchange rates ...................................      (1.0)
                                                                    -------
     Net increase in cash .......................................   $   2.1
                                                                    -------
                                                                    -------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of the report:

     3(a)  Restated Articles of Incorporation of the Registrant, as amended. (1)

     3(b)  By-Laws of the Registrant, as amended through July 7, 1992. (2)

     3(c)  Amendment to the By-Laws of the Registrant dated October 29, 1998.
           (3)

     4(a) Rights Agreement, dated as of August 3, 1989, between the Registrant and Norwest Bank Minnesota, National Association. (4)

     4(b) Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (5)

     10(a) Bemis Company, Inc. 1987 Stock Option Plan. * (6)

     10(b) Bemis Company, Inc. 1994 Stock Incentive Plan. * (7)

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

           (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).

           (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-5277).

           (4) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 4, 1989 (File No. 0-1387).

           (5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

           (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).

           (7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80666).

(b) There were no reports on Form 8-K filed during the first quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BEMIS COMPANY, INC.

Date        May 10, 1999                    /s/Gene C. Wulf
      ----------------------                -----------------------------
                                            Gene C. Wulf, Vice President
                                             and Controller

Date        May 10, 1999                    /s/Benjamin R. Field, III
      ----------------------                -----------------------------
                                            Benjamin R. Field, III, Senior Vice
                                            President, Chief Financial Officer
                                            and Treasurer

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION                                                       FORM OF FILING
-------            -----------                                                       --------------
3(a)   Restated Articles of Incorporation of the Registrant, as amended. (1)

3(b)   By-Laws of the Registrant, as amended through July 7, 1992. (2)

3(c)   Amendment to the By-Laws of the Registrant dated October 29, 1998. (3)

4(a)   Rights Agreement, dated as of August 3, 1989, between the Registrant and
       Norwest Bank Minnesota, National Association. (4)

4(b) Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (5)

10(a)  Bemis Company, Inc. 1987 Stock Option Plan. * (6)

10(b)  Bemis Company, Inc. 1994 Stock Incentive Plan. * (7)

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

       (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).

       (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-5277).

       (4) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 4, 1989 (File No. 0-1387).

       (5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

       (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).

       (7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80666).