Form 10-Q
period 1999-06-30
BEMIS CO INC
filed 1999-08-13
CIK 11199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months Ended June 30, 1999
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


       52,310,115 shares of Common Stock, $.10 par value on August 9, 1999

ITEM 1.  FINANCIAL STATEMENTS

         The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q. In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the six months ended June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1999

         Net sales for the second quarter of 1999 were $481.3 million compared to $470.6 million for the second quarter of 1998, an increase of 2.3 percent or $10.7 million. Net income was $31.6 million, or $0.60 per diluted share, for the second quarter of 1999 compared to $27.6 million, or $0.51 per diluted share, for the same quarter in 1998, an increase of 14.3 percent.

         The 1998 earnings have been restated to reflect the Company's change to the first-in, first-out (FIFO) inventory valuation method from the last-in, first-out (LIFO) inventory valuation method. Management believes the change from LIFO to FIFO inventory valuation method benefits the company by providing the best matching of the applicable raw material cost of a unit of product to the product's selling price and, therefore, presents a clearer picture of operating results. The change also enables management to forecast costs more accurately. The change to FIFO inventory accounting will result in incremental tax payments of approximately $12 million expected to be spread over the next four years. These taxes have been reflected in the restatement of prior years and will, therefore, have no effect on income for 1999 and future years. Restated financial statements have been filed with the United States Securities and Exchange Commission on Form 8-K.

         The Company's flexible packaging operations reported a 3.7 percent increase in net sales and operating profit growth of 20.0 percent compared to the second quarter of last year due to strong results in both high barrier plastic products and polyethylene products. The pressure sensitive materials operations reported a 1.7 percent decrease in net sales and 20.0 percent lower profits compared with the year earlier quarter, as that business' previously announced reorganization continues as well as the costs of adding new focused manufacturing capacity both affected profitability.

         Within flexible packaging, net sales of high barrier products increased $18.8 million, or 10.2 percent, while net sales declined $3.3 million for polyethylene packaging products and $2.7 million for paper products, or 2.8 percent and 6.0 percent, respectively. Net sales in the pressure sensitive materials business declined $2.1 million or 1.7 percent.

         The $0.5 million increase in research and development expense occurred in the flexible packaging business segment. Income associated with the Company's flexible packaging joint venture in Brazil account for nearly all of the favorable second quarter 1999 change in other costs (income), net, compared to the same 1998 period. This improvement is principally due to the partial recovery of previously recorded currency exchange rate losses. The minority interest decrease resulted from lower operating income in the Company's pressure sensitive materials business segment. The effective tax rate for the second quarter of 1999 and 1998 was 38.4 percent and 38.8 percent, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999

         Net sales for the six-month period of 1999 were $931.9 million compared to $922.1 million for the same period in 1998, an increase of 1.1 percent. Net income was $50.3 million for 1999 compared to $48.3 million for the same six-month period in 1998, an increase of 4.1 percent. Excluding non-comparable operating results of business acquisitions from the first half of 1999 and 1998, net sales increased 0.3 percent while operating profit increased 4.3 percent.

         Flexible packaging net sales, adjusted for noncomparable business activity, increased 0.8 percent while operating income increased 11.6 percent. The impact of multiple price increases for key raw materials, experienced during the first half of 1999, has been tempered by increasing inventory levels in advance of the announced increase. Additional increases, expected during the balance of the year, could have a negative impact on margins.

           Pressure sensitive materials net sales declined 1.2 percent while operating income declined 15.8 percent, as this segment's previously announced reorganization and the costs of adding new focused manufacturing capacity affected profitability. Sequential improvement is expected during the second half of 1999.

         Costs associated with the Company's flexible packaging joint venture in Brazil account for nearly all of the six-month change in other costs (income), net, compared to the same 1998 period. The effective tax rates for the first half of 1999 and 1998 was 38.7 percent and 38.7 percent, respectively.

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

         The Company has selected and installed new computer software which is euro-compliant (also Year 2000 compliant) and expects that the initial positive experience during the first quarter of 1999 will continue as actual utilization of the new software more fully tests its functionality over a longer period of time. The cost of these efforts is expected to total $1.5 million of which approximately $1.0 million was incurred in 1998 and $0.3 million in 1999 for both expense and capital items. The overall effect on the Company's international operations, principally its Pressure Sensitive Materials business segment, is not expected to be material. In addition, the increased "price and cost transparency" expected to result from a single currency for a larger integrated market, is expected to lower material cost and lower costs associated with currency transactions, however, selling prices may be adversely affected. The experience during the first quarter of 1999 has not been out of the ordinary and the Company expects this transition experience to continue.

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

         The Company has conducted an assessment of its company-wide Year 2000 issue surrounding its IT systems. Since the initial assessment in late-1992, concurrent efforts have been underway to evaluate, select, and implement third party supplied or internally developed software for company-wide or division-wide applications. All new major software applications are in daily operation. Internally developed software is Year 2000 compliant, and where third party supplied software is not Year 2000 compliant the Company has received assurance of such compliance once the updated software version, which was received during the second quarter 1999, is installed, which is scheduled for completion during the third quarter of 1999. While the current stages of completion for these concurrent efforts vary, the Company believes that implementation will be substantially complete and Year 2000 compliant by the end of the third quarter of 1999 with potentially one or two sites requiring fourth quarter efforts to complete the conversion of their historical data.

         The Company has completed the assessment of the Year 2000 issue surrounding its non-IT systems, including engineering and manufacturing equipment applications. Year 2000 remediation and testing efforts, which are continuing throughout the Company, are more than 80 percent complete. This Company-wide effort is being centrally coordinated with actual assessment, remediation, and implementation assigned to identified individuals at each manufacturing, warehouse, or office site. While the degree of effort and extensiveness of remediation will vary by site, it is expected that all sites will be Year 2000 compliant by the end of the third quarter of 1999.

         Finally, the Company is continuing to examine its relationship with third parties whose failure to become Year 2000 compliant in a timely manner, if at all, could have a material effect on the Company. The Company has been in contact with significant vendors and customers with respect to such companies' Year 2000 compliance programs and status. In addition, follow-up conversations have been conducted with key customers and vendors. While the Company believes this risk has been substantially and satisfactorily addressed, efforts surrounding third party relationships will continue as circumstances and business relationships demand.

         The Company is developing contingency plans to address the effects of the failure of the Company or any of its principal suppliers, customers, or other third parties to become Year 2000 compliant in a timely manner. Initial contingency plans developed during the second quarter of 1999 will continue to be expanded and updated throughout 1999 as required by changes in events, facts, and circumstances surrounding the Company's Year 2000 compliance efforts as well as that of its principal suppliers, customers, and other third parties.

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

         Since late-1992, when the Company began to set direction for upgrading all of its IT systems in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have been, or will be certified Year 2000 compliant by the vendors and have been or will be substantially installed and operational by the end of the third quarter 1999. To date all of these capital projects were part of the Company's long term strategic capital plan and their timing was not accelerated as a result of the Year 2000 issue. Total expenditures for the remediation of "embedded chip exposures" in manufacturing equipment and facilities together with the unexpected replacement of selected computer equipment is estimated to total $2.6 million, of which approximately $0.3 million has been incurred in 1998 and $1.1 million in 1999. This effort is expected to be substantially completed by the end of the third quarter 1999. All expenditures are made from internally generated funds and have not had a negative impact on the Company's capital expenditure program.

FORWARD-LOOKING STATEMENTS

         The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this report are forward-looking statements (rather than historical facts). With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in such statements. These forward-looking statements include, but are not limited to, the following: the expectation of increasing raw material prices; the successful reorganization of the pressure sensitive materials segments; the expectation that packaging operations will remain strong in 1999; the success of the Company in expanding its international business; the amount and distribution of expected capital expenditures in 1999; the expectation that total debt will decrease slightly in 1999; the cost and success of the Company's Year 2000 compliance program and euro conversion program; and the opinion of management that resolution of the Company's current environmental litigation will not produce a material adverse effect on its financial condition or results of operations.

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

FINANCIAL CONDITION
         A statement of cash flow for the six months ended June 30, 1999 is as follows:


                                                                                   Millions
                                                                                   --------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income...........................................................   $50.3
            Non-cash items:
                Depreciation and amortization .................................      50.6
                Minority interest .............................................       1.9
                Deferred income taxes, non-current portion ....................       1.1
                Net increase in working capital, net of effects of acquisitions     (32.4)
                Net change in deferred charges and credits ....................       4.7
                Undistributed earnings of affiliated companies ................       5.7
                Other .........................................................       0.2
                                                                                    -----

         Net cash provided by operating activities ............................      82.1
                                                                                    -----

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Additions to property and equipment ...............................      58.3)
            Business acquisitions .............................................      (1.4)
            Other .............................................................       0.9
                                                                                    -----
         Net cash used in investing activities ................................     (58.8)
                                                                                    -----

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Change in long-term debt ..........................................      (2.1)
            Change in short-term debt .........................................       0.2
            Cash dividends paid ...............................................     (24.0)
                                                                                    -----
         Net cash used by financing activities ................................     (25.9)
                                                                                    -----

         Effect of exchange rates .............................................      (1.6)
                                                                                    -----

         Net increase in cash .................................................   $  (4.2)
                                                                                    -----
                                                                                    -----


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant's 1999 Annual Meeting of Shareholders was held on May 6, 1999.

         (c) (1) The shareholders voted for three director nominees for three-year terms. There were no abstentions and no broker non-votes. The vote was as follows:


                Name of Candidate                  Votes For              Votes Withheld
                -----------------                  ---------              --------------
                John H. Roe                        39,139,002                 433,288
                Loring W. Knoblauch                39,320,509                 251,782
                Edward N. Perry                    39,140,051                 432,239


                (2) The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the 1999 fiscal year. The vote was 39,255,648 for, 112,153 against, and 204,490 abstentions. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:


                  3(a)  Restated Articles of Incorporation of the Registrant, as
                        amended. (1)
                  3(b)  By-Laws of the Registrant, as amended through July 7,
                        1992. (2)
                  3(c)  Amendment to the By-Laws of the Registrant dated October
                        29, 1998. (3)
                  4(a)  Rights Agreement, dated as of July 29, 1999, between the
                        Registrant and Norwest Bank Minnesota, National
                        Association. (4)
                  4(b)  Form of Indenture dated as of June 15, 1995, between the
                        Registrant and First Trust National Association, as
                        Trustee. (5)
                  10(a) Bemis Company, Inc. 1987 Stock Option Plan. * (6)
                  10(b) Bemis Company, Inc. 1994 Stock Incentive Plan, Amended
                        and Restated as of August 4, 1999. *
                  10(c) Bemis Company, Inc. 1984 Stock Award Plan .* (2)
                  10(d) Bemis Retirement Plan, Amended and Restated as of August
                        4, 1999.*
                  10(e) Bemis Company, Inc. Supplemental Retirement Plan dated
                        October 20, 1988.*(2)
                  10(f) Bemis Executive Incentive Plan dated April 1, 1990.* (2)
                  10(g) Bemis Company, Inc. Long Term Deferred Compensation
                        Plan, Amended and Restated as of August 4, 1999.*
                  10(h) Bemis Company, Inc. 1997 Executive Officer Performance
                        Plan. * (1)
                  10(i) Amended and Restated Credit Agreement among the
                        Registrant, the Banks Listed therein and Morgan Guaranty
                        Trust Company of New York, as Agent, originally dated as
                        of August 1, 1986, Amended and Restated as of August 1,
                        1991, as amended by amendment No. 1 dated as of May 1,
                        1992, as amended by Amendment No. 2 dated December 1,
                        1992, as amended by Amendment No. 3 dated January 22,
                        1993, as amended by Amendment No. 4 dated March 15,
                        1994, as amended by Amendment No. 5 dated June 1, 1994;
                        and as amended by Amendment No. 6 dated February 1,
                        1995. (2)
                  18    Preferability letter regarding inventory accounting
                        principle change.
                  19    Reports Furnished to Security Holders.
                  27    Financial Data Schedule (EDGAR electronic filing only).


         -------------
                  *Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

                  (1) Incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277)
                  (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).
                  (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-5277).
                  (4) Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
                  (5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
                  (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-50560).

         (b)      Reports on Form 8-K

                        Form 8-K, filed on August 13, 1999, relating to the
            adoption of the first-in, first-out (FIFO) inventory valuation method (accounting principle change) and the adoption of a Rights Agreement dated as of July 29, 1999.

                        The accounting change has been applied to prior years by
            retroactively restating the financial statements. The following prior period financial statements have been restated, where required, and filed on Form 8-K dated August 13, 1999.

                        Management's Discussion and Analysis of Financial
                              condition and Results of Operations
                        Consolidated Statement of Income for the Three Years
                              Ended December 31, 1998
                        Consolidated Balance Sheet at December 31, 1998 and 1997 Consolidated Statement of Cash Flows for the Three Years
                              Ended December 31, 1998
                        Consolidated Statement of Stockholders' Equity for the
                              Three Years Ended December 31, 1998
                        Notes to Consolidated Financial Statements for the Three
                              Years Ended December 31, 1998
                        Schedule II - Valuation and Qualifying Accounts and
                              Reserves for the Three Years Ended December 31,
                              1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BEMIS COMPANY, INC.



Date        August 9, 1998                 /s/ Gene C. Wulf
    ------------------------------         ---------------------------
                                           Gene C. Wulf, Vice President
                                             and Controller



Date        August 9, 1998                 /s/ Benjamin R. Field, III
    ------------------------------         -------------------------------
                                           Benjamin R. Field, III, Senior Vice
                                             President, Chief Financial Officer
                                             and Treasurer

                                             Exhibit Index
                                             -------------


Exhibit                 Description                                                 Form of Filing
-------                 -----------                                                 --------------
3(a)     Restated Articles of Incorporation of the Registrant, as amended.  (1)
3(b)     By-Laws of the Registrant, as amended through July 7, 1992.  (2)
3(c)     Amendment to the By-Laws of the Registrant dated October 29, 1998.  (3)
4(a)     Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association.  (4)
4(b)     Form of Indenture dated as of June 15, 1995, between the Registrant and
           First Trust National Association, as Trustee. (5)
10(a)    Bemis Company, Inc. 1987 Stock Option Plan.  * (6)
10(b)    Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and
           Restated as of August 4, 1999.  *                                        Filed Electronically
10(c)    Bemis Company, Inc. 1984 Stock Award Plan.  * (2)
10(d)    Bemis Retirement Plan, Amended and Restated as of August 4, 1999.*         Filed Electronically
10(e)    Bemis Company, Inc. Supplemental Retirement Plan dated
            October 20, 1988.  * (2)
10(f)    Bemis Executive Incentive Plan dated April 1, 1990.  * (2)
10(g)    Bemis Company, Inc. Long Term Deferred Compensation Plan,
           Amended and Restated as of August 4, 1999.  *                            Filed Electronically
10(h)    Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (1)
10(i)    Amended and Restated Credit Agreement among the Registrant, the Banks
           Listed therein and Morgan Guaranty Trust Company of New York as
           Agent, originally dated as of August 1, 1986, Amended and Restated as of
           August 1, 1991, as amended by Amendment No. 1 dated as of May 1, 1992, as amended by Amendment No. 2 dated December 1, 1992, as amended by
           Amendment No. 3 dated January 22, 1993, as amended by Amendment No. 4 dated March 15, 1994, as amended by Amendment No. 5 dated June 1, 1994;
           and as amended by Amendment No. 6 dated February 1, 1995.  (2)
18       Preferability letter regarding inventory accounting principle change.      Filed Electronically
19       Reports Furnished to Security Holders.                                     Filed Electronically
27       Financial Data Schedule (EDGAR electronic filing only).                    Filed Electronically


         -------------
          *        Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
         (1)       Incorporated by reference to the Registrant's Definitive
                     Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
         (2)       Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994
                     (File No. 1-5277).
         (3)       Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998
                     (File No. 1-5277).
         (4)       Incorporated by reference to Exhibit 1 to the Registrant's
                     Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
         (5)       Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
         (6)       Incorporated by reference to the Registrant's Registration
                     Statement on Form S-8 (File No. 33-50560).