Form 10-Q/A
period 1999-06-30
BEMIS CO INC
filed 1999-08-23
CIK 11199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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

         Item 1 of the Company's quarterly report on Form 10-Q for the Six Months Ended June 30, 1999, is hereby amended and restated to read as follows:


ITEM 1.  FINANCIAL STATEMENTS

         The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q/A. This amended quarterly Form 10-Q/A is required to correct errors made during the process of converting that Exhibit into electronic format. Specifically, cost of products sold and interest expense amounts for the comparative 1998 six month period were converted incorrectly.

The correct amount for Cost of Products Sold is $732,279 for the six-month period ending June 30, 1998. In the original filing a digit was dropped, so the amount appeared as $32,279.

The correct amount for Interest Expense is $10,867 for the six-month period ending June 30, 1998. In the original filing a transposition error occured, so that the amount appeared as $10,687.

All totals, including Net Income, were correctly reported.

In addition to the above, the Company's June 30, 1999, Form 10-Q is also amended to correct an error in the date of the signatures appearing on page 9, which were presented as August 9, 1998. The correct date is August 9, 1999.

Actual reports furnished to security holders were correct in all respects and did not contain the errors listed above.

In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the six months ended June 30, 1999.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this amended report:

              19   Reports Furnished to Security Holders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BEMIS COMPANY, INC.



Date        August 23, 1999             /s/  Gene C. Wulf
    --------------------------------    ----------------------------------
                                         Gene C. Wulf, Vice President
                                             and Controller



Date      August 23, 1999               /s/  Benjamin R. Field, III
    --------------------------------    -----------------------------------
                                        Benjamin R. Field, III, Senior Vice
                                            President, Chief Financial Officer
                                            and Treasurer









                            EXHIBIT INDEX

EXHIBIT                      DESCRIPTION                         FORM OF FILING
-------                      -----------                         --------------
19       Reports Furnished to Security Holders.               Filed Electronically