Form 10-Q
period 1999-09-30
BEMIS CO INC
filed 1999-11-12
CIK 11199

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999
Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-0178130 (IRS Employer Identification No.)
222 South 9th Street, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	55402-4099 (Zip Code)

Registrant's telephone number, including area code: (612) 376-3000

    Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    52,310,115 shares of Common Stock, $.10 par value, on November 3, 1999

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

    The financial statements enclosed as Exhibit 19, are incorporated by reference into this Form 10-Q.

    In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the nine months ended September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations—Third Quarter 1999

    Net sales for the third quarter of 1999 were $492.2 million compared to $465.5 million for the third quarter of 1998, an increase of 5.7 percent or $26.7 million. Net income was $31.2 million, or $0.59 per diluted share, for the third quarter of 1999 compared to $27.2 million, or $0.51 per diluted share, for the same quarter in 1998, an increase of 14.4 percent.

    The Company's Flexible Packaging operations reported a 6.4 percent increase in net sales and operating profit growth of 21.0 percent compared to the third quarter of last year due to strong results in both high barrier plastic products and polyethylene products. Within Flexible Packaging, net sales of high barrier products increased $18.0 million and $6.1 million for polyethylene packaging products, or 9.6 percent and 5.3 percent, respectively, while net sales declined $2.0 million or 4.2 percent for paper products.

    The Pressure Sensitive Materials operations reported a 3.8 percent increase in net sales and 15.0 percent lower profits compared with the year earlier quarter due to severance and related costs in the North American operations as well as lower sales of battery testers as a result of the battery industry's move away from placing testing devices on most batteries.

    The $0.3 million decrease in research and development expense related primarily to a decrease in the Pressure Sensitive Materials business segment. Income associated with the sale of a small product line in 1998, which is not repeated in 1999, is the principal cause of the unfavorable third quarter 1999 change in other costs (income), net, compared to the same 1998 period. The increase in minority interest in net income resulted from lower interest costs, which offset the impact of lower operating income in the Company's Pressure Sensitive Materials business segment.

    Pretax income for the third quarter of 1999 was $50.0 million compared to $44.8 million for the same 1998 quarter. The 11.4 percent increase is principally due to increasing sales volume. The effective tax rate for the third quarter of 1999 and 1998 was 37.6 percent and 39.2 percent, respectively.

  Results of Operations—Nine Months Ended September 30, 1999

    Net sales for the nine-month period of 1999 were $1.42 billion compared to $1.39 billion for the same period in 1998, an increase of 2.6 percent. Net income was $81.5 million for 1999 compared to $75.6 million for the same nine-month period in 1998, an increase of 7.8 percent. Excluding non-comparable operating results of business acquisitions from the first nine months of 1999 and 1998, net sales increased 2.1 percent while operating profit increased 7.6 percent.

    Flexible Packaging net sales, adjusted for noncomparable business activity, increased 2.7 percent while operating income increased 15.0 percent. The impact of multiple price increases for key raw materials, experienced during the first nine months of 1999, has been tempered by increasing inventory levels in advance of the announced increase. Additional raw material price changes during the balance of the year could impact the level of inventory on hand and have a potentially negative impact on margins.

    Pressure Sensitive Materials net sales increased 0.4 percent while operating income declined 15.5 percent, due to severance and related costs in the North American operations as well as lower sales of battery testers as a result of the battery industry's move away from placing testing devices on most batteries. Improvement is expected during the balance of 1999 and beyond.

    Costs associated with the Company's flexible packaging joint venture in Brazil, principally occurring in the first quarter, account for nearly all of the nine-month change in other costs (income), net, compared to the same 1998 period. The effective tax rate for the first nine months of 1999 and 1998 was 38.3 percent and 38.9 percent, respectively.

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

    The Company has selected and installed new computer software which is euro-compliant (also Year 2000 compliant) and expects that the initial positive experience during 1999 will continue as actual utilization of the new software more fully tests its functionality over a longer period of time. The cost of these efforts is expected to total $1.5 million of which approximately $1.0 million was incurred in 1998 and $0.1 million in 1999 for both expense and capital items. The overall effect on the Company's international operations, principally its Pressure Sensitive Materials business segment, is not expected to be material. In addition, the increased "price and cost transparency" expected to result from a single currency for a larger integrated market, is expected to lower material cost and lower costs associated with currency transactions, however, selling prices may be adversely affected. The experience during the first three quarters of 1999 has not been out of the ordinary and the Company expects this transition experience to continue.

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

    The Company has conducted an assessment of its company-wide Year 2000 issue surrounding its IT systems. Since the initial assessment in late-1992, concurrent efforts have been underway to evaluate, select, and implement third party supplied or internally developed software for company-wide or division-wide applications. All new major software applications are in daily operation. Internally developed software is Year 2000 compliant, and where third party supplied software is not Year 2000 compliant the Company has received assurance of such compliance once the updated software version, which was received during the second quarter 1999, is installed, which is expected to be completed during the fourth quarter of 1999. While the current stages of completion for these concurrent efforts vary, the Company believes that implementation will be substantially complete and Year 2000 compliant by the end of November 1999.

    The Company has completed the assessment of the Year 2000 issue surrounding its non-IT systems, including engineering and manufacturing equipment applications. Year 2000 remediation and testing efforts, which are continuing throughout the Company, are more than 95 percent complete. This Company-wide effort is being centrally coordinated with actual assessment, remediation, and implementation assigned to identified individuals at each manufacturing, warehouse, or office site. While the degree of effort and extensiveness of remediation will vary by site, it is expected that all sites will be Year 2000 compliant by the end of November 1999.

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

    The Company has developed contingency plans to address the effects of the failure of the Company or any of its principal suppliers, customers, or other third parties to become Year 2000 compliant in a timely manner. Contingency plans continue to be expanded and updated throughout 1999 as required by changes in events, facts, and circumstances surrounding the Company's Year 2000 compliance efforts, including internal "walk-through" evaluations, as well as that of its principal suppliers, customers, and other third parties.

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

    Since late-1992, when the Company began to set direction for upgrading all of its IT systems in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have been certified Year 2000 compliant by the vendors and have been or will be substantially installed and operational by the end of November 1999. To date all of these capital projects were part of the Company's long term strategic capital plan and their timing was not accelerated as a result of the Year 2000 issue. Total expenditures for the remediation of "embedded chip exposures" in manufacturing equipment and facilities together with the unexpected replacement of selected computer equipment is estimated to total $2.9 million, of which approximately $0.3 million has been incurred in 1998 and $2.1 million in 1999. This effort is expected to be substantially completed by the end of November 1999. All expenditures are made from internally generated funds and have not had a negative impact on the Company's capital expenditure program.

Forward-Looking Statements

    Certain of the statements contained in the body of this report are forward-looking statements (rather than historical facts). Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in such statements. These forward-looking statements include, but are not limited to, the following: the expectation of additional raw material price changes; the successful reorganization of the Pressure Sensitive Materials segment; the expectation that packaging operations will remain strong in 1999; the success of the Company in expanding its international business; the amount and distribution of expected capital expenditures in 1999; the expectation that total debt will decrease slightly in 1999; the cost and success of the Company's Year 2000 compliance program and euro conversion program; and the opinion of management that resolution of the Company's current environmental litigation will not produce a material adverse effect on its financial condition or results of operations.

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

    Additional discussions of specific forward-looking statements and risk factors affecting the Company's business can be found in the Company's usual periodic public filings.

PART I—FINANCIAL INFORMATION

Financial Condition

    A statement of cash flow for the nine months ended September 30, 1999, is as follows:

Millions
Cash flows from operating activities:
Net income	$81.5
Non-cash items:
Depreciation and amortization	75.3
Minority interest	2.9
Deferred income taxes, non-current portion	2.1
Net increase in working capital items net of effects of acquisitions	(37.6)
Net change in deferred charges and credits	6.5
Undistributed earnings of affiliated companies	7.0
Other	0.1

Net cash provided by operating activities	137.8

Cash flows from investing activities:
Additions to property and equipment	(94.4)
Business acquisitions	(1.4)
Proceeds from sales of property and equipment	1.0

Net cash used in investing activities	(94.8)

Cash flows from financing activities:
Change in long-term debt	(4.5)
Change in short-term debt	.7
Cash dividends paid	(36.1)

Net cash used by financing activities	(39.9)

Effect of exchange rates on cash	(1.8)

Net increase in cash	$1.3

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:
	3(a)	Restated Articles of Incorporation of the Registrant, as amended.(1)
	3(b)	By-Laws of the Registrant, as amended through July 7, 1992.(2)
	3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998.(3)
	4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association.(4)
	4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.(5)
	10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.*
	10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.*(6)
	10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.*
	10(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999.*(6)
	10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999.*
	10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.*
	10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.*(6)
	10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.*(1)
	10(i)	Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999.
	18	Preferability letter regarding inventory accounting principle change.(6)
	19	Reports Furnished to Security Holders.
	27	Financial Data Schedule (EDGAR electronic filing only).

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

(4)
Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).

(5)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

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

        Consolidated Statement of Cash Flows for the Three Years Ended December 31, 1998

        Consolidated Statement of Stockholders' Equity for the Three Years Ended
  December 31, 1998

        Notes to Consolidated Financial Statements for the Three Years Ended
  December 31, 1998

        Schedule II—Valuation and Qualifying Accounts and Reserves for the Three Years Ended
  December 31, 1998

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.
Date	November 4, 1999	/s/ GENE C. WULF Gene C. Wulf, Vice President and Controller
Date	November 4, 1999	/s/ BENJAMIN R. FIELD, III Benjamin R. Field, III, Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description	Form of Filing

3(a)	Restated Articles of Incorporation of the Registrant, as amended.(1)
3(b)	By-Laws of the Registrant, as amended through July 7, 1992.(2)
3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998.(3)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association.(4)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.(5)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.*	Filed Electronically
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.*(6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.*	Filed Electronically
10(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999.*(6)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999.*	Filed Electronically
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.*	Filed Electronically
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.*(6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.*(1)
10(i)	Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999.	Filed Electronically
18	Preferability letter regarding inventory accounting principle change.(6)
19	Reports Furnished to Security Holders.	Filed Electronically
27	Financial Data Schedule (EDGAR electronic filing only).	Filed Electronically

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

(4)
Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).

(5)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

Exhibit Index