Form 10-K405
period 1999-12-31
BEMIS CO INC
filed 2000-03-29
CIK 11199

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of Registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-0178130 (I.R.S. Employer Identification No.)

222 South 9th Street, Suite 2300, Minneapolis, Minnesota 55402-4099
(Address of principal executive offices)

Registrant's telephone number, including area code: (612) 376-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.10 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

    Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. YES  X  NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 21, 2000, based on a closing price of $33.19 per share as reported on the New York Stock Exchange, was $1,762,254,000. As of March 21, 2000, the Registrant had 53,099,944 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference
1999 Annual Report to Stockholders—Part I and Part II
Proxy Statement—Annual Meeting of Stockholders
May 4, 2000—Part I and Part III

ITEM 1—BUSINESS

    Bemis Company, Inc., a Missouri corporation (the "Registrant"), continues a business formed in 1858. The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965. The Registrant is a principal manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe with a growing presence in Asia Pacific, South America, and Mexico. In 1999, approximately 75 percent of the Registrant's sales were derived from Flexible Packaging and approximately 25 percent were derived from Pressure Sensitive Materials.

    The primary market for its products is the food industry. Other markets include companies in chemical, agribusiness, medical, pharmaceutical, sanitary products, graphic industries, and other consumer goods. Further information about the Registrant's operations in different business segments appearing on page 33 of the accompanying 1999 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

    As of December 31, 1999, the Registrant had approximately 9,500 employees, of which an estimated 6,700 were classified as production employees. Most of the production employees are covered by collective bargaining contracts involving five different international unions and 18 individual contracts with terms ranging from three to six years. During 1999, eight contracts covering approximately 1,600 employees at seven different locations in the United States were successfully negotiated. During 2000, one Canadian and two domestic labor agreements are scheduled to expire.

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

    The Registrant's business activities are organized around its two principal business segments, Flexible Packaging and Pressure Sensitive Materials. Both internal and external reporting conform to this organizational structure. Subdivisions within each principal business segment are identified to facilitate operating controls and responsibilities. Aggregated subdivisions within the Flexible Packaging segment are high barrier products, polyethylene products, and paper products. A summary of the Registrant's business activities reported by its two business segments follows:

Flexible Packaging

    The Registrant and its subsidiaries manufacture a broad range of consumer and industrial packaging consisting of high barrier products, polyethylene products, and paper products.

    High barrier products include flexible polymer film structures and barrier laminates for food, medical, and personal care products utilizing controlled and modified atmosphere packaging, with value added through printing. Primary markets are processed meat, liquids, snacks, cheese, coffee, condiments, candy, and medical packaging. Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, and custom thermoformed plastic packaging. Also included are electronically produced film color separations and engravings used in rotogravure and flexographic printing by the packaging industry. High barrier products accounted for 40 percent, 39 percent, and 36 percent of consolidated net sales for the years 1999, 1998, and 1997, respectively.

    Polyethylene products consists of monolayer and co-extruded films which have been flexographically printed and converted to bags or roll stock for bakery products, seed, retail, lawn and garden, ice, fresh and frozen produce, candy, sanitary products, and disposable diapers; printed shrink overwrap for the food and beverage industry; extruded products including wide width sheeting, bags on a roll, balers, and shrink pallet covers. Polyethylene products accounted for 25 percent, 25 percent, and 25 percent of consolidated net sales for the years 1999, 1998, and 1997, respectively.

    Paper products is made up of multiwall and small paper bags, balers, printed paper roll stock, and bag closing materials for dry pet food and agricultural/chemical products. Flexographic and rotogravure printing are enhanced with in-line overlaminating capabilities. Innovations in bag constructions include inner-ply laminations of odor, grease, and moisture barriers in addition to easy-open, reclosable, and convenient handle features. Primary markets include pet products, seed, chemicals, dairy products, fertilizers, feed, minerals, flour, rice, and sugar. Sales of paper products accounted for 10 percent, 10 percent, and 12 percent of consolidated net sales for the years 1999, 1998, and 1997, respectively.

Pressure Sensitive Materials

    The Registrant through its subsidiaries manufacture pressure sensitive materials such as sheet printing products, roll label products, technical products, and graphic films. Pressure Sensitive Materials accounted for 25 percent, 26 percent, and 26 percent of consolidated net sales for the years 1999, 1998, and 1997, respectively.

    Sheet printing products are pressure sensitive adhesive coated products sold primarily through distributors to printers for use in point-of-purchase, advertising, display, and promotional materials. Roll label products include narrow-web rolls of pressure sensitive film, paper, and metalized film printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume data processing (EDP) stocks, bar code inventory control labels, and numerous laser printing applications.

    Technical products are pressure sensitive materials that are technically engineered for performance in varied industrial applications. They include micro-thin film adhesives used in delicate electronic parts assembly and pressure sensitives utilizing foam and tape based stocks to perform fastening and mounting functions. Graphic films include pressure sensitive films used for decorative signage through computer-aided plotters and screen printers, and photographic overlaminate and mounting materials including optically clear films with built-in UV inhibitors.

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

    No single customer accounts for ten percent or more of the Registrant's total sales. Furthermore, the loss of one or a few major customers would not have a material adverse effect on the Registrant's operating results. Nevertheless, business agreements with large customers commit a large portion of the manufacturing capacity for a few individual manufacturing sites. Any change in the business arrangement would typically occur over a period of time, which would allow for an orderly transition for both the Registrant's manufacturing site and customer.

    The major markets in which the Registrant sells its products are highly competitive. Areas of competition include price, innovation, quality, and service. This competition is significant as to both the size and the number of competing firms. Major competitors in the Flexible Packaging segment include Pechiney, Printpack, Inc., Sealed Air Corporation, Lawson Mardon Group Limited, Rexam plc., Sonoco Products Company, Amcor Ltd, Huntsman Packaging Corporation, Smurfit-Stone Container Corporation, International Paper Company, and Southern Bag Corporation. In the Pressure Sensitive Materials segment major competitors include Avery Dennison Corporation, Flexcon Co., Inc., Minnesota Mining and Manufacturing Company, Jackstadt GmbH (Germany), and UPM-Kymmene Corporation.

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

Research and Development Expense

    Research and development expenditures were as follows:

	1999	1998	1997
Flexible Packaging	$7,604,000	$6,504,000	$7,212,000
Pressure Sensitive Materials	4,080,000	5,720,000	4,800,000

Total	$11,684,000	$12,224,000	$12,012,000

    The 1997 sale of machinery manufacturing operations continued to affect the 1998 comparison for Flexible Packaging reversing in 1999 with increased expenditures principally for high barrier products. Increased 1998 expenditures at U.S. Pressure Sensitive Materials operations during the transition to more focused plants was not repeated in 1999 as well as resulted in 1999 costs reduction.

Environmental Control

    Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, and competitive position of the Registrant and its subsidiaries.

ITEM 2—PROPERTIES

    Properties utilized by the Registrant and its subsidiaries at December 31, 1999, were as follows:

Flexible Packaging

    The Registrant has 36 manufacturing plants located in 14 states and six foreign countries, of which 30 are owned directly by the Registrant or its subsidiaries and six are leased from outside parties. Leases generally provide for minimum terms of two to 20 years and have one or more renewal options. The initial terms of leases in effect at December 31, 1999, expire between 2001 and 2010.

Pressure Sensitive Materials

    The Registrant has ten manufacturing plants located in five states and three foreign countries, of which eight are owned directly by the Registrant or its subsidiaries and two are leased from outside parties. Leases generally provide for minimum terms of five years and have one or more renewal options. The initial terms of leases in effect as of December 31, 1999, expire in 2004.

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

ITEM 3—LEGAL PROCEEDINGS

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

    In December 1996, the United States brought an action in Federal District Court for the District of Columbia against the Registrant and its wholly owned subsidiary, "Pervel Industries." From 1961 to 1973 Pervel disposed of liquid industrial wastes at the Yaworski Lagoon site in Canterbury, Connecticut. Pervel entered into a consent decree with the United States in 1990 guaranteed by the Registrant regarding the clean up of the Lagoon. The United States alleges that neither Pervel nor the Registrant has fulfilled its obligations under the consent decree or guarantee. The Registrant believes both it and Pervel have fulfilled all such obligations and that both have meritorious defenses to all allegations brought by the government. Notwithstanding these allegations and meritorious defenses, the parties have reached a tentative agreement, subject to administrative and judicial approval. The settlement will require an additional $3.0 million expenditure by the Registrant, which has been provided for by December 31, 1999.

    The Registrant is a potentially responsible party (PRP) in approximately twelve superfund sites around the United States. In substantially all cases, the Registrant is a "de minimis" PRP and has negotiated a position as such. The Registrant has reserved an amount that it believes to be adequate to cover its exposure.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item appearing on pages 1 and 9 of the accompanying 1999 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 6—SELECTED FINANCIAL DATA

    The information required by this item appearing on pages 2 and 10 of the accompanying 1999 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item appearing on pages 3 to 9 of the accompanying 1999 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this item appearing on page 35 of the accompanying 1999 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 21, 2000, and the quarterly data appearing on pages 11 to 37 of the accompanying 1999 Annual Report to Shareholders are expressly incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in items 1, 5, 6, 7, and 7A of this Form 10-K, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1999 and such information is expressly incorporated herein by reference.

    The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Registrant. Each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.

Name	Age	Positions Held	Period The Positions Were Held
Jeffrey H. Curler	49	President and Chief Operating Officer President Executive Vice President Chairman—Curwood, Inc.(1) President—Curwood, Inc.(1) Various positions within the Registrant	1998 to present 1996 to 1998 1991 to 1995 1995 to 1998 1982 to 1995 1973 to 1982
Benjamin R. Field, III	61	Senior Vice President, Chief Financial Officer and Treasurer Vice President and Treasurer Various positions within the Registrant	1992 to present 1982 to 1992 1963 to 1982
Stanley A. Jaffy	51	Vice President—Tax and Assistant Controller Corporate Director of Tax	1998 to present 1987 to 1998

Scott W. Johnson	59	Senior Vice President, General Counsel and Secretary Vice President—General Counsel and Secretary Various positions within the Registrant	1992 to present 1988 to 1992 1975 to 1978
Robert F. Mlnarik	58	Vice Chairman Executive Vice President President and Chief Executive Officer—Morgan Adhesives Co.(2) Various positions within the Registrant	1996 to Feb. 2000 1991 to 1995 1987 to Feb. 2000 1972 to 1987
John H. Roe	60	Chairman and Chief Executive Officer President and Chief Executive Officer Various positions within the Registrant	1996 to present 1990 to 1995 1964 to 1990
Thomas L. Sall	55	Vice President—Operations
President—Bemis Flexible Packaging(5)
President—Bemis Flexible Plastic Packaging(4)
President—Curwood Group(3)
President—Curwood, Inc.(1)
President—Milprint, Inc.(3)
		Various positions within the Registrant	1997 to present 1999 to present 1998 to 1999 1997 to 1998 1995 to 1997 1992 to 1995 1979 to 1992
Lawrence E. Schwanke	59	Vice President—Human Resources Various positions within the Registrant	1990 to Mar. 2000 1970 to 1990
Eugene H. Seashore, Jr.	50	Vice President—Human Resources
Vice President—Purchasing Curwood, Inc.(1)
Vice President—Human Resources Polyethylene Packaging Division of the Registrant
Vice President—Bakery Operations Polyethylene Packaging Division of the Registrant
Vice President—General Manager, North America, Perfecseal, Inc.(6)
		Various positions within the Registrant	Mar. 2000 to present Jul. 1999 to Feb. 2000 Jan. 1999 to Jun. 1999 1997 to 1998 1995 to 1997 1980 to 1995
Gene C. Wulf	49	Vice President and Controller
Vice President and Assistant Controller
Senior Vice President—Finance and Information Technology—Curwood, Inc.(1)
Vice President—Finance and Informational Services—Curwood, Inc.(1)
		Various positions within the Registrant	1998 to present 1997 to 1998 1995 to 1997 1987 to 1995 1975 to 1987

(1)
Curwood, Inc. is a 100 percent owned subsidiary of the Registrant.

(2)
Morgan Adhesives Company was an 87 percent owned subsidiary of the Registrant until January 2000 at which point all outstanding minority shares were acquired by the Registrant.

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

(5)
Bemis Flexible Packaging includes Bemis Flexible Plastic Packaging and the Registrant's Paper Packaging Division.

(6)
Perfecseal, Inc. is a 100 percent owned subsidiary of the Registrant.

ITEM 11—EXECUTIVE COMPENSATION

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1999, and such information is expressly incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1999, and such information is expressly incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1999, and such information is expressly incorporated herein by reference.

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of the report:

  (1) Financial Statements:

Pages in Annual Report*
Report of Independent Accountants	13
Consolidated Statement of Income for the Three Years Ended December 31, 1999	13
Consolidated Balance Sheet at December 31, 1999 and 1998	14-15
Consolidated Statement of Cash Flows for the Three Years Ended December 31, 1999	16-17
Consolidated Statement of Stockholders' Equity for the Three Years Ended December 31, 1999	18
Notes to Consolidated Financial Statements	19-37

*
Incorporated by reference from the indicated pages of the 1999 Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

  (2) Financial Statement Schedules for Years 1999, 1998, and 1997

Pages in Form 10-K
Report of Independent Accountants on Financial Statement Schedules for the Three Years Ended December 31, 1999	11
Schedule II—Valuation and Qualifying Accounts and Reserves	14

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3) Exhibits

    The following documents are filed as part of this report:

3	(a)	Restated Articles of Incorporation of the Registrant, as amended.(1)
3	(b)	By-Laws of the Registrant, as amended through July 7, 1992.(2)
3	(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998.(3)
4	(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association.(4)
4	(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.(5)
10	(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.*(6)
10	(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.*(7)
10	(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.*(6)

10	(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999.*(7)
10	(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999.*(6)
10	(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.*(6)
10	(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.*(7)
10	(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.*(1)
10	(i)	Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999.(6)
13		1999 Annual Report to shareholders.
21		Subsidiaries of the Registrant.
23		Consent of PricewaterhouseCoopers LLP
27		Financial Data Schedule (EDGAR electronic filing only).

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

(4)
Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).

(5)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).

(7)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

(b)
There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1999.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Bemis Company, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated January 21, 2000, appearing in the Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 21, 2000

SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEMIS COMPANY, INC.
By	/s/ BENJAMIN R. FIELD, III Benjamin R. Field, III Senior Vice President, Chief Financial Officer and Treasurer	By	/s/ GENE C. WULF Gene C. Wulf Vice President and Controller
Date March 17, 2000		Date March 17, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JEFFREY H. CURLER Jeffrey H. Curler President, Chief Operating Officer and Director	/s/ WINSLOW H. BUXTON Winslow H. Buxton Director
Date March 17, 2000	Date March 17, 2000
/s/ JOHN H. ROE John H. Roe Chairman and Chief Executive Officer; Director	/s/ LORING W. KNOBLAUCH Loring W. Knoblauch Director
Date March 17, 2000	Date March 17, 2000
/s/ ROBERT A. GREENKORN Robert A. Greenkorn Director	/s/ ANGUS WURTELE C. Angus Wurtele Director
Date March 17, 2000	Date March 17, 2000

EXHIBIT INDEX

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended.(1)
3(b)	By-Laws of the Registrant, as amended through July 7, 1992.(2)
3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998.(3)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association.(4)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.(5)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.*(6)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.*(7)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.*(6)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999.*(7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999.*(6)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.*(6)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.*(7)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.*(1)
10(i)	Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999.(6)
13	1999 Annual Report to Shareholders.	Filed Electronically
21	Subsidiaries of the Registrants.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP.	Filed Electronically
27	Financial Data Schedule (EDGAR electronic filing only).	Filed Electronically

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
(4)
Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(5)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(7)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands of dollars)

	Years Ended December 31,
	Balance at Beginning of Year	Additions Charged to Profit & Loss	Write- Offs	Other		Balance at Close of Year
INVENTORY RESERVES
1999	$6,289	$9,503	$(7,807)			$7,985

1998	$5,562	$8,453	$(7,726)			$6,289

1997	$8,199	$7,886	$(9,093)	$(1,430	)(1)	$5,562

(1)
Net of business units sold, ($3,196), and business units acquired, $1,766.

RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES
1999	$12,863	$8,706	$(8,368	)(1)			$13,201

1998	$12,111	$2,073	$(1,321	)(2)			$12,863

1997	$11,632	$1,191	$(1,302	)(3)	$590	(4)	$12,111

(1)
Net of $94 collections on accounts previously written off.

(2)
Net of $152 collections on accounts previously written off.

(3)
Net of $120 collections on accounts previously written off.

(4)
Business unit acquisitions, net of divestitures.

BEMIS COMPANY, INC.

222 South Ninth Street, Suite 2300

Minneapolis, Minnesota

55402-4099

(612) 376-3000

Benjamin R. Field, III
Senior Vice President, Chief
Financial Officer and Treasurer

Robert F. Kleiber
Director of Investor Relations

QuickLinks

  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (in thousands of dollars)