Form 10-Q
period 2000-03-31
BEMIS CO INC
filed 2000-05-11
CIK 11199

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2000
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

    53,138,689 shares of Common Stock, $.10 par value, on April 27, 2000.

ITEM 1. FINANCIAL STATEMENTS

    The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q. In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Net sales for the first quarter of 2000 were $500.7 million compared to $450.6 million for the first quarter of 1999, an increase of 11.1 percent or $50.1 million. Net income was $29.6 million for the first quarter of 2000 compared to $18.7 million for the same quarter in 1999, an increase of 58.2 percent. Diluted earnings per share for the first quarter of 2000 and 1999 were $0.55 and $0.36, respectively. Net income for the first quarter of 2000 and 1999 was adversely affected by approximately $0.01 and $0.08 per share, respectively, of losses related to the Company's flexible packaging joint venture in Brazil.

    The strong performance for the current quarter was paced by good results in the flexible packaging business segment, which reported a 14.8 percent increase in net sales and 34.0 percent growth in operating profit excluding the Brazilian joint venture. The pressure sensitive materials business segment reported a 0.7 percent increase in net sales and 4.9 percent increase in operating profit. Within flexible packaging, polyethylene products and high barrier products led the net sales growth with increases of 18.2 percent and 13.7 percent, respectively. Improved manufacturing efficiency fully offset material cost increases to result in cost of products sold increasing in proportion to the net sales increase. While the dollar amount of selling, general, and administrative expense remained substantially unchanged from the year earlier quarter, expressed as a percent of net sales, selling, general, and administrative expense was 10.2 percent and 11.3 percent for the first quarter of 2000 and 1999, respectively.

    The debt increase together with interest rate increases account for the increase in interest expense. The reduction in other costs reflected for the first quarter of 2000 compared to the same quarter of 1999 is due to reduced losses at the Company's Brazilian joint venture. The reduction in minority interest is due to the January 2000 purchase of the 13.0 percent minority interest in Morgan Adhesives Company (MACtac). Upon the acquisition of these minority shares, MACtac became a wholly owned subsidiary of Bemis Company, Inc. The effective tax rate for the first quarter of 2000 and 1999 was 37.9 percent and 39.2 percent, respectively.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate", "target", "may", "will", "plan", "project", "should", "continue", or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

    Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions such as inflation, interest rates, and foreign currency exchange rates; competitive conditions within the Company's markets, including the acceptance of new and existing products offered by the Company; price increases for raw materials and the ability of the Company to pass these price increases on to its customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in the Company's business in order to maintain desired debt levels; unanticipated consequences of the EMU's conversion to the euro; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in the Company's current and future litigation proceedings; and changes in the Company's labor relations. These and other risks, uncertainties, and assumptions identified from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation, its annual report on Form 10-K and its quarterly reports on Form 10-Q, could cause the Company's actual future results to differ materially from those projected in the forward- looking statements as a result of the factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

Financial Condition

    A statement of cash flow for the three months ended March 31, 2000, is as follows:

Millions
Cash flows from operating activities:
Net income	$29.6
Non-cash items:
Depreciation and amortization	26.4
Minority interest	0.1
Deferred income taxes, non-current portion	0.7
Net increase in working capital	(1.6)
Net change in deferred charges and credits	(5.9)
Losses of unconsolidated affiliated companies	0.6

Net cash provided by operating activities	49.9

Cash flows from investing activities:
Additions to property and equipment	(27.8)
Business acquisition	(3.4)
Other	0.2

Net cash used in investing activities	(31.0)

Cash flows from financing activities:
Change in debt	21.8
Cash dividends paid	(12.9)
Common stock purchases for the treasury	(25.0)
Stock incentive programs and related tax effect	0.3

Net cash provided by financing activities	(15.8)

Effect of exchange rates	(0.8)

Net increase in cash	$2.3

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of the report:

3	(a)	Restated Articles of Incorporation of the Registrant, as amended.(1)
3	(b)	By-Laws of the Registrant, as amended through July 7, 1992.(2)
3	(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998.(3)
4	(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association.(4)
4	(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.(5)
10	(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.*(6)
10	(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.*(7)
10	(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.*(6)
10	(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999.*(7)
10	(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999.*(6)
10	(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.*(6)
10	(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.*(7)
10	(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.*(1)
10	(i)	Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999.(6)
19		Reports Furnished to Security Holders.
27		Financial Data Schedule (EDGAR electronic filing only).

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277)
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-5277).
(4)	Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
  (b)
  There were no reports on Form 8-K filed during the first quarter ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.
Date	May 3, 2000	/s/ GENE C. WULF Gene C. Wulf, Vice President and Controller
Date	May 3, 2000	/s/ BENJAMIN R. FIELD, III Benjamin R. Field, III, Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit		Description	Form of Filing
3	(a)	Restated Articles of Incorporation of the Registrant, as amended.(1)
3	(b)	By-Laws of the Registrant, as amended through July 7, 1992.(2)
3	(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998.(3)
4	(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association.(4)
4	(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee.*(5)
10	(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.*(6)
10	(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.*(7)
10	(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.*(6)
10	(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999.*(7)
10	(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999.*(6)
10	(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.*(6)
10	(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.*(7)
10	(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.*(1)
10	(i)	Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999.(6)
19		Reports Furnished to Security Holders.	Electronic/EDGAR
27		Financial Data Schedule (EDGAR electronic filing only).	Electronic/EDGAR

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-5277).
(4)	Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index