Form 10-Q
period 2000-06-30
BEMIS CO INC
filed 2000-08-08
CIK 11199

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2000
Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-0178130 (I.R.S. Employer Identification No.)
222 South 9th Street, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	55402-4099 (Zip Code)

(612) 376-3000
Registrant's telephone number, including area code

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

    53,141,641 shares of Common Stock, $.10 par value on July 27, 2000

ITEM 1. FINANCIAL STATEMENTS

    The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q. In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the six months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—Second Quarter 2000

    Net sales for the second quarter of 2000 were $525.2 million compared to $481.3 million for the second quarter of 1999, an increase of 9.1 percent or $44.0 million. Net income was $35.4 million, or $0.66 per diluted share, for the second quarter of 2000 compared to $31.6 million, or $0.60 per diluted share, for the same quarter in 1999, an increase of 10.0 percent.

    The Company's flexible packaging operations reported a 9.0 percent increase in net sales and operating profit growth of 8.9 percent compared to the second quarter of last year paced by strong results in polyethylene products. The pressure sensitive materials operations reported a 9.4 percent increase in net sales and a 22.2 percent increase in operating profits compared with the year earlier quarter, as that business' U.S. operations continue to improve as a result of reorganization efforts begun last year.

    Within flexible packaging, net sales of high barrier products increased $8.6 million, or 4.2 percent, $20.3 million, or 17.5 percent for polyethylene packaging products, and $3.7 million, or 8.9 percent, for paper products. Net sales in the pressure sensitive materials business increased $11.4 million or 9.4 percent.

    Material cost increases have not been fully offset by improved manufacturing efficiency and selling price increases resulting in a disproportionate increase in cost of sales. Increasing debt levels and interest rates account for the increase in interest expense. In December 1999 the Company was notified of the future receipt of MetLife, Inc. shares from the planned MetLife demutualization. During the second quarter of 2000, those shares were issued as planned and liquidated resulting in a reduction of cost of goods sold by $1.6 million and selling, general, and administrative expense of $.7 million. The $1.2 million decrease in research and development expense occurred principally in the pressure sensitive materials business segment. Losses associated with the Company's flexible packaging joint venture in Brazil account for nearly all of the unfavorable second quarter 2000 change in other costs (income), net, compared to the same 1999 period. The reduction in minority interest is due to the January 2000 purchase of the 13.0 percent minority interest in Morgan Adhesives Company. The effective tax rate for the second quarter of 2000 and 1999 was 38.0 percent and 38.4 percent, respectively.

Results of Operations—Six Months Ended June 30, 2000

    Net sales for the six-month period of 2000 were $1.03 billion compared to $931.9 million for the same period in 1999, an increase of 10.1 percent. Net income was $65.0 million for 2000 compared to $50.3 million for the same six-month period in 1999, an increase of 29.1 percent.

    Net sales for flexible packaging operations increased 11.8 percent while operating income increased 28.0 percent reflecting continued positive performance by both high barrier plastic products and polyethylene products.

    Net sales for pressure sensitive materials increased 5.1 percent while operating income increased 13.8 percent reflecting improving performance in the U.S. operations and continuing strong performance in European operations.

    On a comparative year-to-date basis material cost increases account for the disproportionate increase in cost of sales. Increasing debt levels experienced during the first half of 2000 are expected to continue to result in increased interest cost. The reduction in other cost reflected for the first half of 2000 compared to the same 1999 period is due to reduced losses at the Company's Brazilian joint venture, of which, approximately one-half was due to the January 1999 Brazilian currency devaluation. The effective tax rates for the first half of 2000 and 1999 was 38.0 percent and 38.7 percent, respectively.

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

Financial Condition

    A statement of cash flow for the six months ended June 30, 2000, is as follows:

Millions
Cash flows from operating activities:
Net income	$65.0
Non-cash items:
Depreciation and amortization	52.6
Minority interest	0.2
Deferred income taxes, non-current portion	1.6
Net increase in working capital, net of effects of acquisitions	(35.2)
Net change in deferred charges and credits	(3.4)
Undistributed earnings of affiliated companies	1.0
Other	(0.1)

Net cash provided by operating activities	81.7

Cash flows from investing activities:
Additions to property and equipment	(51.9)
Business acquisitions	(3.3)
Other	0.3

Net cash used in investing activities	(54.9)

Cash flows from financing activities:
Change in long-term debt	37.5
Change in short-term debt	(1.7)
Cash dividends paid	(25.6)
Common stock purchased for the treasury	(25.1)
Other	0.4

Net cash used by financing activities	(14.5)

Effect of exchange rates	(1.8)

Net increase in cash	$10.5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Registrant's 2000 Annual Meeting of Shareholders was held on May 4, 2000.

  (c)
  (1)  The shareholders voted for three director nominees for three-year terms. There were no abstentions and no broker non-votes. The vote was as follows:
Name of Candidate	Votes For	Votes Withheld
Winslow H. Buxton	43,964,474	1,750,288
John G. Bollinger	43,977,019	1,737,743
William J. Bolton	43,983,229	1,731,533

  (2)
  The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2000 fiscal year. The vote was 45,289,768 for, 206,469 against, and 218,525 abstentions. There were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following exhibits are filed as part of the report:

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through July 7, 1992. (2)
3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998. (3)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association. (4)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (5)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (6)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (7)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (6)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999.* (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999. * (6)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (6)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (7)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (1)
10(i)
Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (6)
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

  (6)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).

  (7)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

(b)
Form 8-K, filed July 20, 2000, relating to the Company's July 7, 2000, announcement that it has signed a definitive agreement to acquire the specialty plastic films business of Viskase Companies, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.
Date August 1, 2000	/s/ GENE C. WULF Gene C. Wulf Vice President and Controller
Date August 1, 2000	/s/ BENJAMIN R. FIELD, III Benjamin R. Field, III Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit		Description	Form of Filing
3	(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3	(b)	By-Laws of the Registrant, as amended through July 7, 1992. (2)
3	(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998. (3)
4	(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association. (4)
4	(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (5)
10	(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (6)
10	(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (7)
10	(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (6)
10	(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999. * (7)
10	(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999. * (6)
10	(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (6)
10	(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (7)
10	(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (1)
10	(i)
Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (6)
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

SIGNATURES
Exhibit Index