Form 10-Q
period 2000-09-30
BEMIS CO INC
filed 2000-11-13
CIK 11199

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000
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

53,137,614 shares of Common Stock, $.10 par value, on November 3, 2000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    The unaudited financial statements enclosed as Exhibit 19, are incorporated by reference into this Form 10-Q.

    In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the nine months ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Third Quarter 2000

    Net sales for the third quarter of 2000 were $529.3 million compared to $492.2 million for the third quarter of 1999, an increase of 7.5 percent or $37.0 million. Net income was $32.2 million, or $0.60 per diluted share, for the third quarter of 2000 compared to $31.2 million, or $0.59 per diluted share, for the same quarter in 1999, an increase of 3.3 percent.

    During the third quarter of 2000, three business units were acquired for a total of $290.7 million, net of cash acquired. The flexible packaging assets of Arrow Industries were acquired July 31, 2000, the specialty plastic films business of Viskase Companies, Inc. were acquired August 31, 2000, and the pressure sensitive business of Kanzaki Specialty Papers Inc. was acquired September 8, 2000. Results subsequent to each date of acquisition are included and are based upon the preliminary allocation of purchase costs to assets acquired. Excluding non-comparable operating results of business acquisitions from the third quarter of 2000 and 1999, net sales increased 3.3 percent while operating profit decreased 2.2 percent.

    The Company's flexible packaging operations reported a 10.0 percent increase in net sales and operating profit growth of 4.4 percent compared to the third quarter of last year paced by strong results in polyethylene products. Within flexible packaging, net sales of high barrier products increased $14.4 million or 7.0 percent, $19.5 million for polyethylene packaging products or 16.1 percent, and $2.9 million or 6.3 percent for paper products.

    The pressure sensitive materials operations reported a 0.2 percent decrease in net sales and 26.2 percent lower profits compared with the year earlier quarter due to extremely competitive pricing environment in the North American roll label product line.

    The $0.3 million decrease in research and development expense is split approximately equally between the flexible packaging and the pressure sensitive materials business segments. Increasing debt levels, principally associated with third quarter acquisition activity, and rising interest rates account for the increase in interest expense. Reduced losses associated with the Company's flexible packaging joint venture in Brazil account for nearly all of the favorable third quarter 2000 change in other costs (income), net, compared to the same 1999 period. The effective tax rate for the third quarter of 2000 and 1999 was 38.1 percent and 37.6 percent, respectively.

Results of Operations - Nine Months Ended September 30, 2000

    Net sales for the nine-month period of 2000 were $1.56 billion compared to $1.42 billion for the same period in 1999, an increase of 9.2 percent. Net income was $97.2 million for 2000 compared to $81.5 million for the same nine-month period in 1999, an increase of 19.2 percent. Excluding non-comparable operating results of business acquisitions from the first nine months of 2000 and 1999, net sales increased 7.7 percent while operating profit increased 14.9 percent.

    Flexible packaging net sales increased 11.2 percent while operating income increased 18.9 percent reflecting continued positive performance principally in polyethylene products.

    Pressure sensitive materials net sales increased 3.4 percent while operating income increased 2.2 percent. Increasing raw material costs together with an extremely competitive pricing environment have combined to dampen year-to-date results for this business segment.

    On a comparative year-to-date basis material cost increases account for the disproportionate increase in cost of sales. The $1.4 million decrease in research and development expense occurred principally in the pressure sensitive materials business segment. Increasing debt levels experienced during the nine months of 2000 are expected to continue to result in increased interest cost. The reduction in other cost reflected for the nine months of 2000 compared to the same 1999 period is due to reduced losses at the Company's Brazilian joint venture, of which, approximately one-half was due to the January 1999 Brazilian currency devaluation. Minority interest decreased due to the January 2000 purchase of the 13.0 percent minority interest in Morgan Adhesives Company. The effective tax rate for the nine months of 2000 and 1999 was 38.0 percent and 38.3 percent, respectively.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q may contain certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate", "target", "may", "will", "plan", "project", "should", "continue", or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

    Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions such as inflation, interest rates, and foreign currency exchange rates; results from acquisitions may differ from what the Company anticipated; competitive conditions within the Company's markets, including the acceptance of new and existing products offered by the Company; price increases for raw materials and the ability of the Company to pass these price increases on to its customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in the Company's business in order to maintain desired debt levels; unanticipated consequences of the European Monetary Union's conversion to the euro; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in the Company's current and future litigation proceedings; and changes in the Company's labor relations. These and other risks, uncertainties, and assumptions identified from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation, its annual report on Form 10-K and its quarterly reports on Form 10-Q, could cause the Company's actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

Financial Condition

    A statement of cash flow for the nine months ended September 30, 2000, is as follows:

Millions

Cash flows from operating activities:
Net income	$97.2
Non-cash items:
Depreciation and amortization	80.0
Minority interest	0.3
Deferred income taxes, non-current portion	3.6
Net increase in working capital items net of effects of acquisitions	(31.3)
Net change in deferred charges and credits	(2.0)
Losses of unconsolidated affiliated companies	1.7
Other

Net cash provided by operating activities	149.5

Cash flows from investing activities:
Additions to property and equipment	(74.3)
Business acquisitions	(294.1)
Proceeds from sales of property and equipment	0.4

Net cash used in investing activities	(368.0)

Cash flows from financing activities:
Change in long-term debt	128.6
Change in short-term debt	165.1
Cash dividends paid	(38.4)
Common stock purchased for the treasury	(25.l )
Other	0.4

Net cash provided by financing activities	230.6

Effect of exchange rates on cash	(2.8)

Net increase in cash	9.3
Cash balance at beginning of year	18.2

Cash balance at end of period	$27.5

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:
	2	Purchase agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related Companies listed therein, dated July 7, 2000. (8)
	2(a)	Amendment No. 1 to purchase agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related Companies listed therein, dated August 31, 2000. (9)
	3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
	3(b)	By-Laws of the Registrant, as amended through July 7, 1992. (2)
	3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998. (3)
	4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association. (4)
	4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (5)
	10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.* (6)
	10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (7)
	10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (6)
	10(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999.* (7)
	10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999.* (6)
	10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (6)
	10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (7)
	10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (1)
	10(i)	Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (6)
	19	Reports Furnished to Security Holders.
	27	Financial Data Schedule (EDGAR electronic filing only).

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

  (6)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).

  (7)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

  (8)
  Incorporated by reference to the like numbered exhibit to the Registrant's Registration Statement on Form S-3 filed August 11, 2000 (File No. 333-43646).

  (9)
  Incorporated by reference to the like numbered exhibit to the Registrant's Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277).

(b)
Form 8-K, filed September 12, 2000, relating to the Company's announcement that on August 31, 2000, it completed the acquisition of the specialty plastic films business of Viskase Companies, Inc. The Company had previously filed a Form 8-K on July 20, 2000, announcing the July 7, 2000, signing of a definitive agreement to acquire this business.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.
Date	November 6, 2000	/s/ GENE C. WULF Gene C. Wulf, Vice President and Controller
Date	November 6, 2000	/s/ BENJAMIN R. FIELD, III Benjamin R. Field, III, Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description	Form of Filing
2	Purchase agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related Companies listed therein, dated July 7, 2000. (8)
2(a)	Amendment No. 1 to purchase agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related Companies listed therein, dated August 31, 2000. (9)
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through July 7, 1992. (2)
3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998. (3)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Norwest Bank Minnesota, National Association. (4)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and First Trust National Association, as Trustee. (5)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (6)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (7)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (6)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 4, 1999.* (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of October 29, 1999.* (6)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (6)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (7)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (1)
10(i)	Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (6)
19	Reports Furnished to Security Holders.	Electronic/EDGAR
27	Financial Data Schedule (EDGAR electronic filing only).	Electronic/EDGAR

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

  (6)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
  (7)
  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
  (8)
  Incorporated by reference to the like numbered exhibit to the Registrant's Registration Statement on Form S-3 filed August 11, 2000 (File No. 333-43646).
  (9)
  Incorporated by reference to the like numbered exhibit to the Registrant's Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277).

QuickLinks

SIGNATURES
Exhibit Index