Form 10-K405
period 2000-12-31
BEMIS CO INC
filed 2001-03-09
CIK 11199

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
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

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.      YES   X        NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 5, 2001, based on a closing price of $34.35 per share as reported on the New York Stock Exchange, was $1,813,869,000.  As of March 5, 2001, the Registrant had 52,805,495 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference
2000 Annual Report to Stockholders - Part I  and Part II
Proxy Statement - Annual Meeting of Stockholders
May 3, 2001 - Part I and Part III

ITEM 1 - BUSINESS

          Bemis Company, Inc., a Missouri corporation (the “Registrant”), continues a business formed in 1858.  The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Registrant is a principal manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe with a growing presence in Asia Pacific, South America, and Mexico.  In 2000, approximately 77 percent of the Registrant’s sales were derived from Flexible Packaging and approximately 23 percent were derived from Pressure Sensitive Materials.

          The primary market for its products is the food industry.  Other markets include companies in chemical, agribusiness, medical, pharmaceutical, personal care products, batteries, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Registrant's operations in different business segments appearing on page 40 of the accompanying 2000 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

          As of December 31, 2000, the Registrant had approximately 11,000 employees, of which an estimated 7,800 were classified as production employees.  Many of the production employees are covered by collective bargaining contracts involving five different international unions and 18 individual contracts with terms ranging from three to six years.  During 2000, four contracts covering approximately 800 employees at four different locations in the United States were successfully negotiated.  During 2001, one Canadian and two domestic labor agreements are scheduled to expire.

          Working capital elements throughout the year fluctuate in relation to the level of business.  Customer and vendor payment terms are split approximately equal between net 30 days and discountable terms.  Discounts are generally one percent for payment within ten days.  Inventory levels reflect a reasonable balance between raw material pricing and availability, and the Registrant’s commitment to promptly fill customer orders.  Backlogs are not a significant factor in the industries in which the Registrant operates; most orders placed with the Registrant are for delivery within 90 days or less.

          The Registrant owns patents, licenses, trademarks, and trade names on its products.  The loss of any or all patents, licenses, trademarks, or trade names would not have a material adverse effect on the Registrant's results as a whole or either of its segments.  The business of each of the segments is not seasonal to any significant extent.

          The Registrant’s business activities are organized around its two business segments, Flexible Packaging and Pressure Sensitive Materials.  Both internal and external reporting conform to this organizational structure.  Subdivisions within each principal business segment are identified to facilitate operating controls and responsibilities.  Aggregated subdivisions within the Flexible Packaging segment are high barrier products, polyethylene products, and paper products.  Aggregated subdivisions within the Pressure Sensitive Materials segment are roll label products, graphics and distribution products, and technical and industrial products.  A summary of the Registrant's business activities reported by its two business segments follows:

Flexible Packaging

          The Registrant and its subsidiaries manufacture a broad range of consumer and industrial packaging consisting of high barrier products, polyethylene products, and paper products.

          High barrier products include flexible polymer film structures and barrier laminates for food, medical, and personal care products as well as non-food applications utilizing controlled and modified atmosphere packaging. Value is added through flexographic and rotogravure printing as well as pouch making.   Primary markets are processed and fresh meat, liquids, snacks, cheese, coffee, condiments, candy, pet food, personal care, and medical packaging.  Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, and custom thermoformed plastic packaging.  Also included are electronically produced film color separations and engravings used in rotogravure and flexographic printing by the packaging industry.  High barrier products accounted for 42 percent, 40 percent, and 39 percent of consolidated net sales for the years 2000, 1999, and 1998, respectively.

          Polyethylene products consist of monolayer and coextruded films which have been flexographically printed and converted to bags or roll stock for such items as bakery products, seed, retail, lawn and garden, ice, fresh and frozen produce, candy, sanitary products, and disposable diapers; printed shrink overwrap for the food and beverage industry; extruded products including wide width sheeting, bags on a roll, balers, and shrink pallet covers.  Polyethylene products accounted for 26 percent, 25 percent, and 25 percent of consolidated net sales for the years 2000, 1999, and 1998, respectively.

          Paper products are made up of multiwall and small paper bags, balers, printed paper roll stock, and bag closing materials for dry pet food and agricultural/chemical products.  Flexographic and rotogravure printing are enhanced with in-line overlaminating capabilities.  Innovations in bag constructions include inner-ply laminations of odor, grease, and moisture barriers in addition to easy-open, reclosable, and convenient handle features.  Primary markets include pet products, seed, chemicals, dairy products, fertilizers, feed, minerals, flour, rice, and sugar.  Sales of paper products accounted for 9 percent, 10 percent, and 10 percent of consolidated net sales for 2000, 1999, and 1998, respectively.

Pressure Sensitive Materials

          The Registrant through its subsidiaries manufactures pressure sensitive materials such as roll label products, graphics and distribution products, and technical and industrial products.  Pressure Sensitive Materials accounted for 23 percent, 25 percent, and 26 percent of consolidated net sales for the years 2000, 1999, and 1998, respectively.

          Roll label products include narrow-web rolls of pressure sensitive film, paper, and metalized film printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume data processing (EDP) stocks, bar code labels, and numerous laser printing applications.  Primary markets include food packaging, personal care product packaging, inventory control labeling, and laser/ink jet printed labels.

          Graphics and distribution products include pressure sensitive films used for decorative signage through computer-aided plotters, digital and screen printers, and photographic overlaminate and mounting materials including optically clear films with built-in UV inhibitors.  Offset printers, sign makers, and photo labs use these products on short-run and/or digital printing technology to create labels, signs, or vehicle graphics.  Primary markets are sheet printers, shipping labels, indoor and outdoor signage, photograph and digital print overlaminates, and vehicle graphics.

          Technical and industrial products are pressure sensitive materials that are technically engineered for performance in varied industrial applications.  They include micro-thin film adhesives used in delicate electronic parts assembly and pressure sensitives utilizing foam and tape based stocks to perform fastening and mounting functions.  Tapes sold to medical markets feature medical-grade adhesives suitable for direct skin contact.  Primary markets are batteries, electronics, automotive, construction, medical, and pharmaceuticals.

Marketing, Distribution, and Competition

          While the Registrant's sales are made through a variety of distribution methods, more than 90 percent of each segment's sales are made by the Registrant's direct sales force.  Sales offices and plants are located throughout the United States, Canada, United Kingdom, Continental Europe, Scandinavia, Asia Pacific, South America, and Mexico to provide prompt and economical service to more than 30,000 customers.  The Registrant’s technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

          No single customer accounts for ten percent or more of the Registrant's total sales.  Furthermore, the loss of one or a few major customers would not have a material adverse effect on the Registrant's operating results.  Nevertheless, business agreements with large customers require a large portion of the manufacturing capacity at a few individual manufacturing sites.  Any change in the business arrangement would typically occur over a period of time, which would allow for an orderly transition for both the Registrant’s manufacturing site and customer.

          The major markets in which the Registrant sells its products are highly competitive.  Areas of competition include price, innovation, quality, and service.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Pechiney, Printpack, Inc., Sealed Air Corporation, Lawson Mardon Group Limited, Rexam plc., Sonoco Products Company, Amcor Ltd, Pliant Corporation, Smurfit-Stone Container Corporation, International Paper Company, and Southern Bag Corporation.  In the Pressure Sensitive Materials segment major competitors include Avery Dennison Corporation, Flexcon Co., Inc., Minnesota Mining and Manufacturing Company, Spinnaker Industries, Inc., Jackstadt GmbH (Germany), and UPM-Kymmene Corporation.

          The Registrant considers itself to be a significant factor in the market niches it serves; however, due to the diversity of the Flexible Packaging and Pressure Sensitive Materials segments, the Registrant's precise competitive position in these markets is not reasonably determinable.  Advertising is limited primarily to business and trade publications emphasizing the Registrant’s product features and related technical capabilities and the individual problem-solving approach to customer problems.

Raw Materials

          Plastic resins and films, paper, inks, and chemicals constitute the basic major raw materials.  These are purchased from a variety of industry sources and the Registrant is not dependent on any one supplier for its raw materials.  While temporary shortages of raw materials may occur occasionally, these items are currently readily available.

Research and Development Expense

          Research and development expenditures were as follows:

	2000	1999	1998
Flexible Packaging	$7,298,000	$7,604,000	$6,504,000
Pressure Sensitive Materials	2,782,000	4,080,000	5,720,000
Total	$10,080,000	$11,684,000	$12,224,000

          The decrease occurred principally within the Pressure Sensitive Materials segment as this segment focuses on internal efficiencies to assist in its efforts to deal with less favorable economic conditions in North America and increased price competition in certain markets.

Environmental Control

          Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, and competitive position of the Registrant and its subsidiaries.

Explanation of Terms Describing the Registrant’s Products

High Barrier Products – A grouping of Bemis products that provide protection and extend the shelf life of the contents of the package.  These products provide this protection by combining different types of plastics and chemicals into a multilayered plastic package.  These products protect the contents from such things as moisture, sunlight, odor, or other elements.
Flexible polymer film – A non-rigid plastic film.

Barrier laminate – A multilayer plastic film made by laminating two or more films together with the use of glue or a molten plastic to achieve a barrier for the planned package contents.
Controlled atmosphere packaging – A package which limits the flow of elements, such as oxygen or moisture, into or out of the package.

Modified atmosphere packaging – A package in which the atmosphere inside the package has been modified by a gas such as nitrogen.

Blown film – A plastic film that is extruded through a round die in the form of a tube and then expanded by a column of air in the manufacturing process.
Cast film – A plastic film that is extruded through a straight slot die as a flat sheet during its manufacturing process.

Stretch film – A plastic film used to wrap pallets in the shipping process, which has significant ability to stretch.
Thermoformed plastic packaging – A package formed by applying heat to a film to shape it into a tray or cavity and then placing a flat film on top of the package after it has been filled.

Monolayer film – A single layer extruded plastic film.
Coextruded film – A multiple layer extruded plastic film.

Rotogravure printing – A high quality, long run printing process utilizing a metal cylinder.
Flexographic printing – The most common flexible packaging printing process in North America using a raised rubber or alternative material image mounted on a printing cylinder.

Multiwall paper bag – A package made from two or more layers of paper.
In-line overlaminating capability – The ability to add a protective coating to a printed material during the printing process.

Pressure sensitive material – A material with adhesive such that upon contact with another material it will stick.
Sheet products – Pressure sensitive materials cut into sheets and sold in sheet form.

Roll label products – Pressure sensitive materials made up and sold in roll form.
Technical products – Technically engineered pressure sensitive materials used primarily for fastening and mounting functions.

Graphic films – Pressure sensitive materials used for decorative signage, promotional items, and displays and advertisements.  May be either transparent or translucent.
UV inhibitors – Chemicals which protect against ultraviolet rays.

ITEM 2 - PROPERTIES

          Properties utilized by the Registrant and its subsidiaries at December 31, 2000, were as follows:

Flexible Packaging

          The Registrant has 40 manufacturing plants located in 16 states and seven foreign countries, of which 34 are owned directly by the Registrant or its subsidiaries and six are leased from outside parties.  Leases generally provide for minimum terms of two to 20 years and have one or more renewal options.  The initial terms of leases in effect at December 31, 2000, expire between 2001 and 2010.

Pressure Sensitive Materials

          The Registrant has ten manufacturing plants located in five states and three foreign countries, of which eight are owned directly by the Registrant or its subsidiaries and two are leased from outside parties.  Leases generally provide for minimum terms of five years and have one or more renewal options.  The initial terms of leases in effect as of December 31, 2000, expire in 2004.

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

ITEM 3 - LEGAL PROCEEDINGS

          The Registrant is involved in a number of lawsuits incidental to its business, including environmental related litigation, the most active of which is discussed in the following paragraph.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on consultation with Registrant’s General Counsel, that any ultimate liability would not have a material adverse effect upon the Registrant's financial condition or results of operations.

          During 2000 the Registrant settled a lawsuit brought by the United States Environmental Protection Agency in Federal District Court for the District of Connecticut in relation to the disposal of liquid industrial wastes at the Yaworski Lagoon site in Canterbury, Connecticut.  The settlement involved the Registrant’s payment of $3,160,000 in 2000 which was fully provided in prior years.

          The Registrant is a potentially responsible party (PRP) in approximately thirteen superfund sites around the United States.  In substantially all cases, the Registrant is a "de  minimis" PRP and has negotiated a position as such.  The Registrant has reserved an amount that it believes to be adequate to cover its exposure.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information required by this item appearing on pages 24 and 25 of the accompanying 2000 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA

          The information required by this item appearing on page 25 of the accompanying 2000 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item appearing on pages 21 to 24 of the accompanying 2000 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The information required by this item appearing on page 41 of the accompanying 2000 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 23, 2001, and the quarterly data appearing on pages 26 to 42 of the accompanying 2000 Annual Report to Shareholders are expressly incorporated by reference in this Form 10-K Annual Report.  With the exception of the aforementioned information and the information incorporated in items 1, 5, 6, 7, and 7A of this Form 10-K, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2000, and such information is expressly incorporated herein by reference.

          The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Registrant.  Each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.

Period
The Positions
Name	Age	Positions Held	Were Held
Jeffrey H. Curler	50	President and Chief Executive Officer	2000 to present
		President and Chief Operating Officer	1998 to 2000
		President	1996 to 1998
		Executive Vice President	1991 to 1995
		Chairman - Curwood, Inc. (1)	1995 to 1998
		President - Curwood, Inc. (1)	1982 to 1995
		Various positions within the Registrant	1973 to 1982

Benjamin R. Field, III	62	Senior Vice President, Chief
		Financial Officer and Treasurer	1992 to present
		Vice President and Treasurer	1982 to 1992
		Various positions within the Registrant	1963 to 1982

Stanley A. Jaffy	52	Vice President - Tax and
		Assistant Controller	1998 to present
		Corporate Director of Tax	1987 to 1998

Scott W. Johnson	60	Senior Vice President, General
		Counsel and Secretary	1992 to present
Vice President - General Counsel
		and Secretary	1988 to 1992
		Various positions within the Registrant	1975 to 1978

John H. Roe	61	Chairman	2000 to present
		Chairman and Chief Executive Officer	1996 to 2000
		President and Chief Executive Officer	1990 to 1995
		Various positions within the Registrant	1964 to 1990

Thomas L. Sall	56	Vice President - Operations	1997 to present
President - Bemis Flexible
		Packaging (4)	1999 to present
President - Bemis Flexible
		Plastic Packaging (3)	1998 to 1999
		President - Curwood Group (2)	1997 to 1998
		President - Curwood, Inc. (1)	1995 to 1997
		President - Milprint, Inc. (2)	1992 to 1995
		Various positions within the Registrant	1979 to 1992

Eugene H. Seashore, Jr.	51	Vice President - Human Resources	2000 to present
Vice President - Purchasing
		Curwood, Inc. (1)	1999 to 2000
Vice President - Human Resources
Polyethylene Packaging
		Division of the Registrant	1999 to 1999
Vice President – Bakery Operations
Polyethylene Packaging
		Division of the Registrant	1997 to 1998
Vice President – General Manager, North
		America, Perfecseal, Inc. (5)	1995 to 1997
		Various positions within the Registrant	1980 to 1995

Gene C. Wulf	50	Vice President and Controller	1998 to present
Vice President and Assistant
		Controller	1997 to 1998
Senior Vice President -
Finance and Information
		Technology - Curwood, Inc. (1)	1995 to 1997
Vice President - Finance and
Informational Services -
		Curwood, Inc. (1)	1987 to 1995
		Various positions within the Registrant	1975 to 1987

(1)	Curwood, Inc. is a 100 percent owned subsidiary of the Registrant.
(2)	Curwood Group includes the following 100 percent owned subsidiaries of the Registrant: Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc.
(3)	Bemis Flexible Plastic Packaging includes the following 100 percent owned subsidiaries of the Registrant: Banner Packaging, Inc., Bemis Europe Holdings, S.A., Bemis Packaging Ltd (UK), Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc., together with the Registrant’s Polyethylene Packaging Division and Bemis Custom Products Division.
(4)	Bemis Flexible Packaging includes Bemis Flexible Plastic Packaging and the Registrant’s Paper Packaging Division.
(5)	Perfecseal, Inc. is a 100 percent owned subsidiary of the Registrant.

ITEM 11 - EXECUTIVE COMPENSATION

          The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2000, and such information is expressly incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2000, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2000, and such information is expressly incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of the report:

(1)  Financial Statements
Pages in Annual Report*
Report of Independent Accountants	26
Consolidated Statement of Income for the Three Years Ended December 31, 2000	27
Consolidated Balance Sheet at December 31, 2000 and 1999	28-29
Consolidated Statement of Cash Flows for the Three Years Ended December 31, 2000	30-31
Consolidated Statement of Stockholders' Equity for the Three Years Ended December 31, 2000	32
Notes to Consolidated Financial Statements	33-42

*        Incorporated by reference from the indicated pages of the 2000 Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

(2)  Financial Statement Schedule for Years 2000, 1999, and 1998
Pages in Form 10-K
Report of Independent Accountants on Financial Statement Schedule for the Three Years Ended December 31, 2000	14
Schedule II - Valuation and Qualifying Accounts and Reserves	17

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

          The following documents are filed as part of this report:
2	Purchase Agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related companies listed therein, dated July 7, 2000. (1)
2(a)	Amendment No. 1 to Purchase Agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related companies listed therein, dated August 31, 2000. (2)
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (3)
3(b)	By-Laws of the Registrant, as amended through July 7, 1992. (4)
3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998. (5)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota National Association (formerly known as Norwest Bank Minnesota, National Association). (6)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (7)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (8)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (9)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (8)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.*
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.*
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (8)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (9)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (3)
10(i)	Fourth Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (8)
13	2000 Annual Report to Shareholders.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP. (10)

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed August 11, 2000 (File No. 333-43646).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277)
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-5277).
(6)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(10)	Included at page 14 of this Form 10-K Annual Report.

(b)      There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Bemis Company, Inc.:

          Our audits of the consolidated financial statements referred to in our report dated January 23, 2001, appearing in the Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 23, 2001

CONSENT OF INDEPENDENT ACCOUNTANTS

          We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (number 33-80666) and Form S-3 (numbers 33-60253 and 333-43646) of Bemis Company, Inc. of our report dated January 23, 2001, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report dated January 23, 2001, relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 9, 2001

SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEMIS COMPANY, INC.

By /s/ Benjamin R. Field, III	By /s/ Gene C. Wulf
Benjamin R. Field, III, Senior Vice	Gene C. Wulf, Vice President
President, Chief Financial Officer	and Controller
and Treasurer

Date March 7, 2001	Date March 7, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Benjamin R. Field, III	/s/ Gene C. Wulf
Benjamin R. Field, III, Senior Vice	Gene C. Wulf, Vice President
President, Chief Financial Officer	And Controller
and Treasurer

Date March 7, 2001	Date March 7, 2001

/s/ Jeffrey H. Curler	/s/ Winslow H. Buxton
Jeffrey H. Curler, President, Chief	Winslow H. Buxton, Director
Executive Officer and Director

Date March 7, 2001	Date March 7, 2001

/s/ John H. Roe	/s/ Loring W. Knoblauch
John H. Roe,	Loring W. Knoblauch, Director
Chairman and Director

Date March 7, 2001	Date March 7, 2001

/s/ Edward N. Perry	/s/ C. Angus Wurtele
Edward N. Perry, Director	C. Angus Wurtele, Director

Date March 7, 2001	Date March 7, 2001

Exhibit Index

Exhibit	Description	Form of Filing
2	Purchase Agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related companies listed therein, dated July 7, 2000. (1)
2(a)	Amendment No. 1 to Purchase Agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related companies listed therein, dated August 31, 2000. (2)
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (3)
3(b)	By-Laws of the Registrant, as amended through July 7, 1992. (4)
3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998. (5)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota National Association (formerly known as Norwest Bank Minnesota, National Association). (6)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (7)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (8)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (9)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (8)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000. *	Filed Electronically
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999. *	Filed Electronically
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (8)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (9)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (3)
10(i)	Fourth Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (8)
13	2000 Annual Report to Shareholders.	Filed Electronically
21	Subsidiaries of the Registrants.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP. (10)	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed August 11, 2000 (File No. 333-43646).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-5277).
(6)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(10)	Included at page 14 of this Form 10-K Annual Report.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at	Additions			Balance
Year Ended	Beginning	Charged to	Write-		at Close
December 31,	of Year	Profit & Loss	Offs	Other	of Year

INVENTORY RESERVES
2000	$7,985	$3,614	$(3,268)		$8,331
1999	$6,289	$9,503	$(7,807)		$7,985
1998	$5,562	$8,453	$(7,726)		$6,289

RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES
2000	$13,201	$15,398	$(15,410) (1)		$13,189
1999	$12,863	$8,706	$(8,368) (2)		$13,201
1998	$12,111	$2,073	$(1,321) (3)		$12,863

(1) Net of $20,000 collections on accounts previously written off.
(2) Net of $94,000 collections on accounts previously written off.
(3) Net of $152,000 collections on accounts previously written off.