Form 10-Q
period 2001-03-31
BEMIS CO INC
filed 2001-05-09
CIK 11199

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2001
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

YES  ☒      NO  ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                    52,805,495 shares of Common Stock, $.10 par value, on April 30, 2001.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

             The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Net sales for the first quarter of 2001 were $577.4 million compared to $512.6 million for the first quarter of 2000, an increase of 12.6 percent or $64.8 million.  Net income was $29.7 million for the first quarter of 2001 compared to $29.6 million for the same quarter in 2000, an increase of 0.1 percent.  Diluted earnings per share for the first quarter of 2001 and 2000 were $0.56 and $0.55, respectively.  Excluding the noncomparable operating results of the year 2000 business acquisitions from the first quarter of 2001, net sales increased 1.3 percent while operating profit decreased 1.3 percent.

             The strong sales performance for the current quarter was paced by the flexible packaging business segment, which reported a 15.0 percent increase in net sales and 25.6 percent growth in operating profit.  Within flexible packaging, high barrier products and polyethylene products led the net sales growth with increases of $44.9 million or 21.9 percent and $13.6 million or 10.3 percent, respectively.  Net sales in paper products were flat with the same period last year.  The quarter’s operating results benefited from strong results from the year 2000 business acquisitions, increased sales volume with key large customers, and a shift in sales mix to more value added packaging designs.  Excluding the noncomparable operating results of the year 2000 business acquisitions from the first quarter of 2001, net sales for the flexible packaging business segment increased 3.9 percent.

             The pressure sensitive materials business segment reported a 5.0 percent increase in net sales and 61.6 percent decrease in operating profit.  The North American pressure sensitive materials market conditions are extremely competitive.  The marketplace in Europe and Asia, although facing softer economic conditions, has not encountered the severe pricing pressures of North America.  Although steps are being taken to reduce overhead costs and improve manufacturing efficiencies, substantial margin improvement is not expected until the economy begins to strengthen.  Excluding the noncomparable operating results of the year 2000 business acquisitions from the first quarter of 2001, net sales for the pressure sensitive materials business segment decreased 6.9 percent.

             Selling, general, and administrative costs increased $5.2 million during the first quarter of 2001 compared to the first quarter of 2000.  The selling, general, and administrative costs associated with the three business acquisitions of third quarter 2000 account for the majority of this increase.  In addition, the Company recorded a bad debt provision of $1.3 million for the accounts receivable from an international customer.  The Company’s debt increase experienced during the second half of 2000, associated with business unit acquisitions, is the principal cause of the $5.0 million increase in interest expense over the same quarter of 2000.  Since the majority of the debt is variable rate debt the Company should benefit from a decreasing interest rate environment.  The favorable comparison of other cost (income) is principally due to the first quarter 2001 sale of a paper packaging manufacturing site which had been closed in 1998.

Forward-Looking Statements

             This Quarterly Report on Form 10-Q contains certain estimates, predictions, and other “forward-looking statements” as  that term  is  defined  under  the Private Securities Litigation  Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934.  The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “target”, “may”, “will”, “plan”, “project”, “should”, “continue”, or the negative thereof or other similar expressions, or discussions of future goals or aspirations, which are  predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company’s mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

             Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions such as inflation, interest rates, and foreign currency exchange rates; results from acquisitions may differ from what we anticipate; competitive conditions within the Company’s markets, including the acceptance of new and existing products offered by the Company; price changes for raw materials and the ability of the Company to pass these price changes on to its customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in the Company’s business in order to maintain desired debt levels; unanticipated consequences of the EMU’s conversion to the euro; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in the Company’s current and future litigation proceedings; and changes in the Company’s labor relations.  These and other risks, uncertainties, and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its Annual Report on Form 10-K and its quarterly reports on Form 10-Q, could cause the Company’s actual future results to differ materially from those projected in the forward-looking statements.  In addition, the Company’s actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statements.

Financial Condition

             A statement of cash flow for the three months ended March 31, 2001, is as follows:

Millions
Cash flows from operating activities:
Net income	$29.7
Non-cash items:
Depreciation and amortization	31.9
Minority interest	0.1
Deferred income taxes, non-current portion	2.3
Losses of unconsolidated affiliated companies	0.7
Net decrease in working capital	1.9
Other	0.1
Net cash provided by operating activities	66.7

Cash flows from investing activities:
Additions to property and equipment	(32.1)
Business acquisition	(0.2)
Other	0.9
Net cash used in investing activities	(31.4)

Cash flows from financing activities:
Change in debt	(15.3)
Cash dividends paid	(13.2)
Stock incentive programs	(0.9)
Net cash provided by financing activities	(29.4)

Effect of exchange rates	0.4
Net increase in cash	6.3

Cash balance at beginning of year	28.9
Cash balance at end of period	$35.2

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         The following exhibits are filed as part of the report:

2           Purchase Agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related companies listed therein, dated July 7, 2000. (1)
2(a)       Amendment No. 1 to Purchase Agreement between Bemis Company, Inc. and Viscase Companies, Inc., and Viskase related companies listed therein, dated August 31, 2000. (2)
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
10(a)     Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (8)
10(b)    Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (9)
10(c)     Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (8)
10(d)    Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (10)
10(e)     Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (10)
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
19         Reports Furnished to Security Holders.

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
(6)         Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(7)         Incorporated by reference to the Registrant’s Current Report on Form  8-K dated June 30, 1995 (File No. 1-5277).
(8)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(9)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(10)       Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).

(b)        There were no reports on Form 8-K filed during the first quarter ended March 31, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date May 4, 2001	/s/Gene C. Wulf
Gene C. Wulf, Vice President
and Controller

Date May 4, 2001	/s/Benjamin R. Field, III
Benjamin R. Field, III, Senior Vice
President, Chief Financial Officer
and Treasurer

Exhibit Index

Exhibit	Description	Form of Filing
2	Purchase Agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related companies listed therein, dated July 7, 2000. (1)
2(a)	Amendment No. 1 to Purchase Agreement between Bemis Company, Inc. and Viskase Companies, Inc., and Viskase related companies listed therein, dated August 31, 2000. (2)
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (3)
3(b)	By-Laws of the Registrant, as amended through July 7, 1992. (4)
3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998 (5)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota National Association (formerly known as Norwest Bank Minnesota, National Association). (6)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (7)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (8)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (9)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (8)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000. * (10)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999. * (10)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (8)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (9)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (3)
10(i)	Fourth Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (8)
19	Reports Furnished to Securities Holders.	Filed Electronically

* Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed August 11, 2000 (File No. 333-43646).
(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277)
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
(6) Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(8) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(9) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(10) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).