Form 10-Q
period 2001-06-30
BEMIS CO INC
filed 2001-08-14
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2001
Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 South 9th Street, Suite 2300
Minneapolis, Minnesota	55402-4099
(Address of principal executive offices)	(Zip Code)

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

             52,825,566 shares of Common Stock, $.10 par value on August 6, 2001

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments (all of which are normal and recurring) necessary to a fair statement of the results for the six months ended June 30, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 2001

             Net sales for the second quarter of 2001 were $581.6 million compared to $537.3 million for the second quarter of 2000, an increase of 8.2 percent or $44.3 million.  Net income was $35.5 million for the second quarter of 2001 compared to $35.4 million for the same quarter in 2000, an increase of 0.4 percent.  Diluted earnings per share for the second quarter of 2001 and 2000 were $0.67 and $0.66, respectively.  Excluding the noncomparable operating results of the year 2000 business acquisitions from the second quarter of 2001, net sales decreased 2.1 percent while operating profit decreased 6.4 percent.

             The strong sales performance for the current quarter was paced by the flexible packaging business segment, which reported a 13.8 percent increase in net sales and 30.8 percent growth in operating profit.  Within flexible packaging, high barrier products and polyethylene products led the net sales growth with increases of $40.2 million or 18.6 percent and $12.7 million or 9.0 percent, respectively.  Net sales in paper products also increased $2.7 million or 5.8 percent over the same period last year.  The quarter’s operating results benefited from strong results from the year 2000 business acquisitions and improved manufacturing efficiencies resulting from new manufacturing lines installed during 2000.  Excluding the noncomparable operating results of the year 2000 business acquisitions from the second quarter of 2001, net sales for the flexible packaging business segment increased 3.1 percent while operating profits increased 18.9 percent.

             The pressure sensitive materials business segment reported an 8.3 percent decrease in net sales and 99.3 percent decrease in operating profit.  The North American pressure sensitive materials market conditions are extremely competitive.  The marketplace in Europe and Asia, although facing softer economic conditions, has not encountered the severe pricing pressures of North America.  Although steps continue to be taken to reduce overhead costs and improve manufacturing efficiencies, including employee layoffs and closure of smaller facilities, substantial margin improvement is not expected until the economy begins to strengthen.  Excluding the noncomparable operating results of the year 2000 business acquisition from the second quarter of 2001, net sales for the pressure sensitive materials business segment decreased 17.8 percent.

             Selling, general, and administrative expenses increased $5.0 million during the second quarter of 2001 compared to the second quarter of 2000.  The selling, general, and administrative expenses associated with the three business acquisitions of third quarter 2000 account for the majority of this increase.  The Company’s debt increase experienced during the second half of 2000, associated with business unit acquisitions partially offset by lower interest rates, is the principal cause of the $1.9 million increase in interest expense over the same quarter of 2000.  Losses associated with the Company’s flexible packaging joint venture in Brazil account for nearly all of the unfavorable second quarter 2001 change in other costs (income), net, compared to the same 2000 period.

Results of Operations - Six Months Ended June 30, 2001

             Net sales for the six-month period of 2001 were $1.16 billion compared to $1.05 billion for the same period in 2000, an increase of 10.4 percent.  Net income was $65.2 million for 2001 compared to $65.0 million for the same six-month period in 2000, an increase of 0.3 percent.

             Net sales for flexible packaging operations increased 14.4 percent while operating income increased 28.3 percent reflecting continued positive performance by both high barrier products and polyethylene products.

             Net sales for pressure sensitive materials decreased 2.1 percent while operating income decreased 82.5 percent reflecting the continuation of the extremely competitive market conditions for his business segment in North America.

             The selling, general, and administrative expenses associated with the three business unit acquisitions of the third quarter 2000 account for the majority of the increase in this line item over the first six months of 2000.  Increased debt levels experienced during the second half of 2000 associated with business unit acquisitions, account for the $6.8 million increase in interest expense.  During August 2001, the Company completed a $250.0 million debt offering, the proceeds of which were used to reduce outstanding commercial paper debt.  The favorable comparison of other cost (income) is due to the first quarter 2001 sale of a paper packaging manufacturing site which partially offset increased losses associated with the Company’s flexible packaging joint venture in Brazil.  The effective tax rates for the first half of 2001 and 2000 was 38.3 percent and 38.0 percent, respectively.

New Accounting Pronouncements

             In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisitions is after June 30, 2001.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001.  The Company is reviewing these standards and has not yet determined the impact of this standard on its consolidated financial statements.

             Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138.  This new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.  The effect of adopting this standard was not material to the Company’s consolidated financial statements.  Upon adoption, the Company recorded the immaterial impact as interest expense.

             The Company enters into forward foreign currency exchange contracts to offset movements in certain foreign currency denominated receivables and payables. Forward foreign currency exchange contracts generally have maturities of less than nine months and relate primarily to major Western European currencies.  Counterparties to the forward foreign currency exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.

             The Company has elected to not use hedge accounting for their current derivative instruments and, therefore, the gains or losses on the derivative instruments are recognized currently in earnings.  The income statement impact for the quarter ended June 30, 2001, is immaterial.

Forward-Looking Statements

             This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934.  The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “target”, “may”, “will”, “plan”, “project”, “should”, “continue”, or the negative thereof or other expressions, which are  predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company’s mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

             Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions such as inflation, interest rates, and foreign currency exchange rates; competitive conditions within the Company’s markets, including  the  acceptance of new and existing products offered by the Company; price changes for raw materials and the ability of  the Company to pass these price changes on to its customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in the Company’s business in order to maintain desired debt levels; unanticipated consequences of the EMU’s conversion to the euro; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in the Company’s current and future litigation proceedings; and changes in the Company’s labor relations.  These and other risks, uncertainties, and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its Annual Report on Form 10-K and its quarterly reports on Form 10-Q, could cause the Company’s actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

Financial Condition

             A statement of cash flow for the six months ended June 30, 2001, is as follows:

Millions

Cash flows from operating activities:
Net income	$65.2
Non-cash items:
Depreciation and amortization	63.3
Minority interest	0.2
Deferred income taxes, non-current portion	5.0
Losses of unconsolidated affiliated companies	2.0
Net change in working capital, net of effects of acquisitions	7.3
Other	0.9

Net cash provided by operating activities	143.9

Cash flows from investing activities:
Additions to property and equipment	(60.3)
Business acquisitions	(0.6)
Other	0.4

Net cash used in investing activities	(60.5)

Cash flows from financing activities:
Change in debt	(51.0)
Cash dividends paid	(26.4)
Stock incentive programs	(1.4)

Net cash used by financing activities	(78.8)

Effect of exchange rates	1.4

Net increase in cash	6.0

Cash balance at beginning of year	28.9

Cash balance at end of period	$34.9

Explanation of Terms Describing the Registrant’s Products

High Barrier Products – A grouping of Bemis products that provide protection and extend the shelf life of the contents of the package.  These products provide this protection by combining different types of plastics and chemicals into a multilayered plastic package.  These products provide barriers for such things as oxygen, moisture, sunlight, odor, or other elements.

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

UV inhibitors – Chemicals which protect against ultraviolet rays.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

(a)	The Registrant’s 2001 Annual Meeting of Shareholders was held on May 3, 2001.

(c)	(1) The shareholders voted for four director nominees for three-year terms. There were no abstentions and no broker non-votes. The vote was as follows:
	Name of Candidate	Votes For	Votes Withheld

	Jeffrey H. Curler	45,216,871	736,234
	Nancy Parsons McDonald	45,651,652	301,452
	Roger D. O’Shaughnessy	45,658,781	294,324
	C. Angus Wurtele	45,647,876	305,228

	(2) The shareholders voted to approve the Bemis Company, Inc. 2001 Stock Incentive Plan. The vote was 32,148,627 for, 7,510,319 against, and 821,805 abstentions. There were 5,472,353 broker non-votes.

	(3) The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2001 fiscal year. The vote was 45,186,714 for, 484,964 against, and 281,426 abstentions. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of the report:

	2		Purchase Agreement between the Registrant and Viskase Companies, Inc., and the Viskase-related companies listed therein, dated July 7, 2000. (1)
	2(a)		Amendment No. 1 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and the Viskase-related companies listed therein, dated August 31, 2000. (2)
	2(b)		Amendment No. 2 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and the Viskase-related companies listed therein, dated as of May 18, 2001. (3)
	3(a)		Restated Articles of Incorporation of the Registrant, as amended. (4)
	3(b)		By-Laws of the Registrant, as amended through July 7, 1992. (5)
	3(c)		Amendment to the By-Laws of the Registrant dated October 29, 1998. (6)
	4(a)		Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota National Association (formerly known as Norwest Bank Minnesota, National Association). (7)
	4(b)		Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (8)
	10(a)		Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (9)
	10(b)		Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (10)
	10(c)		Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (9)
	10(d)		Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (11)
	10(e)		Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (11)
	10(f)		Bemis Executive Officer Incentive Plan as of October 29, 1999.* (9)
	10(g)		Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (10)
	10(h)		Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (4)
	10(i)		Fourth Amended and Restated Credit Agreement among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (9)
	10(j)		First Amendment, dated as of June 21, 2000, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (3)
	10(k)		Bemis Company, Inc. 2001 Stock Incentive Plan. (12)
	10(l)		Bridge Credit Agreement, dated as of January 12, 2001, among the Registrant, the various financial institutions listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (3)
	10(m)		Letter Agreement, dated March 14, 2001, Re: Addition of Bank Under Bridge Credit Agreement, among the Registrant, the various financial institutions listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (3)
	10(n)		First Amendment, dated as of August 7, 2001, to the Bridge Credit Agreement dated as of January 12, 2001, among the Registrant, the various financial institutions named therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent.
	19		Reports Furnished to Security Holders.

*Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
		(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed August 11, 2000 (File No. 333-43646).
		(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277).
		(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
		(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277)
		(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).
		(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-5277).
		(7)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
		(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
		(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
		(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
		(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
		(12)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).

(b)        There were no reports on Form 8-K filed during the second quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 14, 2000	/s/ Gene C. Wulf

Gene C. Wulf, Vice President and Controller

Date	August 14, 2000	/s/ Benjamin R. Field, III

Benjamin R. Field, III, Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description		Form of Filing

2	Purchase Agreement between the Registrant and Viskase Companies, Inc., and Viskase-related companies listed therein, dated July 7, 2000. (1)
2(a)	Amendment No. 1 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and Viskase-related companies listed therein, dated August 31, 2000. (2)
2(b)	Amendment No. 2 to Purchase Agreement between the Registrant and Viskase Companies, Inc. and the Viskase-related companies listed therein, dated as of May 18, 2001. (3)
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (4)
3(b)	By-Laws of the Registrant, as amended through July 7, 1992. (5)
3(c)	Amendment to the By-Laws of the Registrant dated October 29, 1998. (6)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota National Association (formerly known as Norwest Bank Minnesota, National Association). (7)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (8)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (9)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (10)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (9)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000. * (11)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999. * (11)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (9)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (10)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (4)
10(i)	Fourth Amended and Restated Credit Agreement among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (9)
10(j)	First Amendment, dated as of June 21, 2000, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (3)
10(k)	Bemis Company, Inc. 2001 Stock Incentive Plan. (12)
10(l)	Bridge Credit Agreement, dated as of January 12, 2001, among the Registrant, the various financial institutions listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (3)
10(m)	Letter Agreement, dated March 14, 2001, Re: Addition of Bank Under Bridge Credit Agreement, among the Registrant, the various financial institutions listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (3)
10(n)	First amendment, dated as of August 7, 2001, to the Bridge Credit Agreement dated as of January 12, 2001, among the Registrant, the various financial institutions named therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent.		Filed Electronically
19	Reports Furnished to Securities Holders.		Filed Electronically

	*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
	(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed August 11, 2000 (File No. 333-43646).
	(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277).
	(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
	(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
	(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1994 (File No. 1-5277).
	(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-5277).
	(7)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
	(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
	(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
	(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
	(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
	(12)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).