Form 10-Q
period 2001-09-30
BEMIS CO INC
filed 2001-11-09
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 South 9th Street, Suite 2300
Minneapolis, Minnesota	55402-4099
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (612) 376-3000

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

52,795,566 shares of Common Stock, $.10 par value, on November 7, 2001

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                The financial statements, enclosed as Exhibit 19, are incorporated by reference into this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments (all of which are normal and recurring) necessary to a fair statement of the results for the nine months ended September 30, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 2001

                Net sales for the third quarter of 2001 were $575.6 million compared to $542.8 million for the third quarter of 2000, an increase of 6.0 percent or $32.8 million.  Net income was $36.1 million for the third quarter of 2001 compared to $32.2 million for the same quarter in 2000, an increase of 12.1 percent.  Diluted earnings per share for the third quarter of 2001 and 2000 were $0.68 and $0.60, respectively.

On September 7, 2001, the Company acquired all of the outstanding shares of Duralam, Inc.  Results of operation subsequent to September 7, 2001, are included and are based upon the preliminary allocation of the purchase cost to assets acquired. The quarter’s operating results benefited from strong results from the year 2000 business acquisitions, as well as the recent acquisition of Duralam, Inc., and improved manufacturing efficiencies resulting from manufacturing equipment installed in recent years.  Third quarter 2001 net sales includes non-comparable net sales totaling $40.7 million derived from business acquisitions made during the third quarters of 2000 and 2001, of which $28.9 million benefited the flexible packaging business segment.

                The strong sales performance for the current quarter was paced by the flexible packaging business segment, which reported an 8.6 percent increase in net sales and 30.2 percent growth in operating profit.  Within flexible packaging, high barrier products and polyethylene products led the net sales growth with increases of $27.7 million or 12.3 percent and $6.4 million or 4.4 percent, respectively.  Net sales in paper products also increased $1.8 million or 3.7 percent over the same period last year.

                The pressure sensitive materials business segment reported a 2.7 percent decrease in net sales and 69.9 percent decrease in operating profit. Since the third quarter of 2000 when signs of a weakening economy first became apparent, growing industry overcapacity and competition for market share have had a significant impact on this business segment.  Although steps continue to be taken to reduce overhead costs and improve manufacturing efficiencies, substantial margin improvement is not expected until the economy begins to strengthen.

                The effective lower average interest rate is the principal cause of the $1.2 million decrease in interest expense over the same quarter of 2000.  Foreign currency exchange losses together with losses associated with the Company’s flexible packaging joint venture in Brazil account for nearly all of the unfavorable third quarter 2001 change in other costs (income), net, compared to the same 2000 period.

Results of Operations - Nine Months Ended September 30, 2001

                Net sales for the nine-month period of 2001 were $1.73 billion compared to $1.59 billion for the same period in 2000, an increase of 8.9 percent.  Net income was $101.2 million for 2001 compared to $97.2 million for the same nine-month period in 2000, an increase of 4.2 percent.  Non-comparable net sales for the nine-month period of 2001 include $155.8 million derived from business acquisitions made during the third quarters of 2000 and 2001, of which $115.5 million benefited the flexible packaging business segment.

                Net sales for flexible packaging operations increased 12.4 percent while operating profit increased 29.0 percent reflecting continued positive performance by both high barrier products and polyethylene products.

                Net sales for pressure sensitive materials decreased 2.3 percent while operating profit decreased 79.9 percent reflecting the continuation of the extremely competitive market conditions for this business segment in North America.

                The $0.8 million increase in research and development expense occurred in the flexible packaging business segment.  Increased debt levels experienced principally during the third quarter of 2000 associated with business unit acquisitions, partially offset by lower interest rates, account for the $5.7 million increase in interest expense.  During August 2001, the Company completed a $250.0 million debt offering, the proceeds of which were used to reduce outstanding commercial paper debt.  The unfavorable comparison of other cost (income) is due to losses associated with the Company’s flexible packaging joint venture in Brazil and foreign currency exchange losses partially offset by the gain on the first quarter 2001 sale of an idle paper packaging manufacturing site.  The effective tax rates for the first nine months of 2001 and 2000 were 38.3 percent and 38.0 percent, respectively.

New Accounting Pronouncements

                In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and any business combination initiated after June 30, 2001.  In January of 2002, the Company will adopt the reporting requirements of SFAS No. 142 and has applied its requirements to the purchase of Duralam, Inc. which was accomplished September 7, 2001.  Based upon the Company’s current understanding of the standard and a preliminary assessment of recorded goodwill and intangible assets, had the standard been in effect January 1, 2001, the Company estimates that the full year 2001 impact would have been approximately $0.16 of additional diluted earnings per share.

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

Forward-Looking Statements

                This Quarterly Report on Form 10-Q may contain certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934.  The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “target”, “may”, “will”, “plan”, “project”, “should”, “continue”, or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company’s mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

                Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions such as inflation, interest rates, and foreign currency exchange rates; results from acquisitions may differ from what the Company anticipated; competitive conditions within the Company’s markets, including the acceptance of new and existing products offered by the Company; price changes for raw materials and the ability of the Company to pass these price changes on to its customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in the Company’s business in order to maintain desired debt levels; unanticipated consequences of the European Monetary Union’s conversion to the euro; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in the Company’s current and future litigation proceedings; and changes in the Company’s labor relations.  These and other risks, uncertainties, and assumptions identified from time to time  in  the Company’s  filings with  the Securities  and  Exchange Commission, including without limitation, its Annual Report on Form 10-K and its quarterly reports on Form 10-Q, could cause the Company’s actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

Financial Condition

                Net cash provided by operating activities for the first nine months of 2001 was $224.4 million of which net income and depreciation and amortization were the principal sources.  Investing activities used net cash totaling $163.6 million which included $91.6 million for additions to property and equipment and $72.6 million for business unit acquisitions.  Financing activities used an additional $56.5 million principally for shareholder dividends and debt reduction.  Total capital additions for 2001 are expected to be approximately $120.0 million and total debt is expected to continue its downward trend for the balance of the year.  At September 30, 2001, debt totaled $668.9 million resulting in a total debt to total capital ratio of 40.7 percent.

                A statement of cash flow for the nine months ended September 30, 2001, is as follows:

Millions

Cash flows from operating activities:
Net income	$101.2
Non-cash items:
Depreciation and amortization	94.8
Minority interest	0.4
Deferred income taxes, non-current portion	6.9
Losses of unconsolidated affiliated companies	2.6
Net change in working capital items, net of effects of acquisitions	21.3
Net change in deferred charges and credits	(4.7)
Other	1.9
Net cash provided by operating activities	224.4

Cash flows from investing activities:
Additions to property and equipment	(91.6)
Business acquisitions	(72.6)
Proceeds from sales of property and equipment	0.6
Net cash used in investing activities	(163.6)

Cash flows from financing activities:
Change in debt	(14.3)
Cash dividends paid .	(39.6)
Common stock purchased for the treasury	(1.2)
Stock incentive programs	(1.4)
Net cash used by financing activities	(56.5)

Effect of exchange rates on cash	1.0
Net increase in cash	5.3

Cash balance at beginning of year	28.9
Cash balance at end of period	$34.2

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)          The following exhibits are filed as part of the report:

2	Purchase Agreement between the Registrant and Viskase Companies, Inc., and the Viskase-related companies listed therein, dated July 7, 2000. (1)

2(a)	Amendment No. 1 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and the Viskase-related companies listed therein, dated August 31, 2000. (2)
2(b)	Amendment No. 2 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and the Viskase-related companies listed therein, dated as of May 18, 2001. (3)

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (4)

3(b)	By-Laws of the Registrant, as amended through October 25, 2001.

4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (5)

4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (6)

10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (7)

10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (8)

10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (7)

10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (9)

10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (9)

10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (7)

10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (8)

10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (4)

10(i)

Fourth Amended and Restated Credit Agreement among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (7)

10(j)

First Amendment, dated as of June 21, 2000, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (3)

10(k)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (10)

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

First Amendment, dated as of August 7, 2001, to the Bridge Credit Agreement dated as of January 12, 2001, among the Registrant, the various financial institutions named therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (11)

19	Reports Furnished to Security Holders.

*Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed August 11, 2000 (File No. 333-43646).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(5)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(10)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-5277).

(b)           Form 8-K, filed August 3, 2001, relating to the Company’s adoption of the 2001 Stock

                Incentive Plan, a short-term credit agreement, and computation of ratio of earnings to fixed charges for selected periods.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	November 8, 2001	/s/ Gene C. Wulf
Gene C. Wulf, Vice President and Controller

Date	November 8, 2001	/s/ Benjamin R. Field, III
Benjamin R. Field, III, Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description	Form of Filing

2	Purchase Agreement between the Registrant and Viskase Companies, Inc., and Viskase-related companies listed therein, dated July 7, 2000. (1)
2(a)	Amendment No. 1 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and Viskase-related companies listed therein, dated August 31, 2000. (2)
2(b)	Amendment No. 2 to Purchase Agreement between the Registrant and Viskase Companies, Inc. and the Viskase-related companies listed therein, dated as of May 18, 2001. (3)
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (4)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001.	Filed Electronically
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (5)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (6)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (7)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (8)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (7)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000. * (9)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999. * (9)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (7)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (8)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (4)
10(i)

Fourth Amended and Restated Credit Agreement among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (7)

10(j)

First Amendment, dated as of June 21, 2000, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (3)

10(k)	Bemis Company, Inc. 2001 Stock Incentive Plan. * (10)
10(l)	Bridge Credit Agreement, dated as of January 12, 2001, among the Registrant, the various financial institutions listed therein, and Morgan
10(m)

Guaranty Trust Company of New York, as Administrative Agent. (3) Letter Agreement, dated March 14, 2001, Re:  Addition of Bank Under Bridge Credit Agreement, among the Registrant, the various financial institutions listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (3)

10(n)

First amendment, dated as of August 7, 2001, to the Bridge Credit Agreement dated as of January 12, 2001, among the Registrant, the various financial institutions named therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (11)

19	Reports Furnished to Securities Holders.	Filed Electronically

                *Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Registration Statement on FormS-3 filed August 11, 2000 (File No. 333-43646).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(5)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(10)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-5277).