Form 10-K405
period 2001-12-31
BEMIS CO INC
filed 2002-03-20
CIK 11199

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 1-5277

BEMIS COMPANY, INC.

(Exact name of Registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 South 9th Street, Suite 2300, Minneapolis, Minnesota 55402-4099
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (612) 376-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.10 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation    S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 19, 2002, based on a closing price of $56.20 per share as reported on the New York Stock Exchange, was $2,975,323,000.  As of March 19, 2002, the Registrant had 52,941,693 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

2001 Annual Report to Stockholders - Part I  and Part II

Proxy Statement - Annual Meeting of Stockholders

May 2, 2002 - Part I and Part III

PART  I  —  ITEMS 1, 2, 3, and 4

ITEM 1 - BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant”), continues a business formed in 1858.  The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Registrant is a principal manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe with a growing presence in Asia Pacific, South America, and Mexico.  In 2001, approximately 79 percent of the Registrant’s sales were derived from Flexible Packaging and approximately 21 percent were derived from Pressure Sensitive Materials.

The primary market for its products is the food industry.  Other markets include companies in chemical, agribusiness, medical, pharmaceutical, personal care products, batteries, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Registrant’s operations in different business segments appearing on page 40 of the accompanying 2001 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

As of December 31, 2001, the Registrant had approximately 11,000 employees, of which an estimated 7,700 were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving five different international unions and 19 individual contracts with terms ranging from three to six years.  During 2001, five contracts covering approximately 570 employees at five different locations in the United States and Canada were successfully negotiated.  During 2002, one Canadian and two domestic labor agreements are scheduled to expire.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving six different unions with terms ranging from one to two years.

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

The Registrant is the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of its products, manufacturing processes, and equipment.  The Registrant also has a number of trademarks and trademark registrations in the United States and in foreign countries.  The Registrant’s patents, licenses, and trademarks collectively provide a competitive advantage.  The loss of any single patent or license alone, however, would not have a material adverse effect on the Registrant’s results as a whole or either of its segments.

The Registrant’s business activities are organized around its two business segments, Flexible Packaging and Pressure Sensitive Materials.  Both internal and external reporting conform to this organizational structure.  Subdivisions within each principal business segment are identified to facilitate operating controls and responsibilities.  Products produced within the

Flexible Packaging segment are high barrier products, polyethylene products, and paper products.  Products produced within the Pressure Sensitive Materials segment are printing products, decorative and sheet products, and technical products.  A summary of the Registrant’s business activities reported by its two business segments follows:

Flexible Packaging

The Registrant manufactures a broad range of consumer and industrial packaging consisting of high barrier products, polyethylene products, and paper products.

High barrier products include flexible polymer film structures and barrier laminates for food, medical, and personal care products as well as non-food applications utilizing controlled and modified atmosphere packaging. Value is added through flexographic and rotogravure printing as well as pouch making.   Primary markets are processed and fresh meat, liquids, frozen foods, snacks, cheese, coffee, condiments, candy, pet food, personal care, and medical device packaging.  Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, and custom thermoformed plastic packaging.  Also included are electronically produced film color separations and engravings used in rotogravure and flexographic printing by the packaging industry.  High barrier products accounted for 49 percent, 42 percent, and 40 percent of consolidated net sales for the years 2001, 2000, and 1999, respectively.  In 2001, management modified its internal reporting of product lines within the Flexible Packaging segment.  The change was made to reflect the evolution of certain products, which had evolved from polyethylene structures to products more closely aligned with the multilayered, laminated structures found in our high barrier product lines.  This change in reporting accounted for the majority (five percentage points) of the increased percentage for high barrier products in 2001.  This change had an equal but opposite impact on the percentage change in polyethylene products.

Polyethylene products consist of monolayer and coextruded films which have been flexographically printed and converted to bags or roll stock for such items as bakery products, seed, retail, lawn and garden, ice, fresh and frozen produce, candy, sanitary products, and disposable diapers; printed shrink overwrap for the food and beverage industry; extruded products including wide width sheeting, bags on a roll, balers, and shrink pallet covers.  Polyethylene products accounted for 21 percent, 26 percent, and 25 percent of consolidated net sales for the years 2001, 2000, and 1999, respectively.

Paper products are made up of multiwall and single-ply paper bags, balers, printed paper roll stock, and bag closing materials for food, agricultural, and chemical products.  Flexographic and rotogravure printing are enhanced with in-line overlaminating capabilities.  Innovations in bag constructions include inner-ply laminations, easy-open/reclosable features, unique valves for fast filling, and high porosity papers.  Primary markets include pet products, seed, chemicals, dairy products, fertilizers, feed, minerals, flour, rice, and sugar.  Sales of paper products accounted for 9 percent, 9 percent, and 10 percent of consolidated net sales for 2001, 2000, and 1999, respectively.

Pressure Sensitive Materials

The Registrant manufactures pressure sensitive materials such as printing products, decorative and sheet products, and technical products.  Pressure Sensitive Materials accounted for 21 percent, 23 percent, and 25 percent of consolidated net sales for the years 2001, 2000, and 1999, respectively.

Printing products include narrow-web rolls of pressure sensitive paper, film, and metalized film printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume data processing (EDP) stocks, bar code labels, and numerous laser printing applications.  Primary markets include food packaging, personal care product packaging, inventory control labeling, postage stamps, and laser/ink jet printed labels.

Decorative and sheet products include pressure sensitive papers and films used for decorative signage through computer-aided plotters, digital and screen printers, and photographic overlaminate and mounting materials including optically clear films with built-in UV inhibitors.  Offset printers, sign makers, and photo labs use these products on short-run and/or digital printing technology to create labels, signs, or vehicle graphics.  Primary markets are sheet printers, shipping labels, indoor and outdoor signage, photograph and digital print overlaminates, and vehicle graphics.

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

Marketing, Distribution, and Competition

While the Registrant’s sales are made through a variety of distribution methods, more than 90 percent of each segment’s sales are made by the Registrant’s direct sales force.  Sales offices and plants are located throughout the United States, Canada, United Kingdom, Continental Europe, Scandinavia, Asia Pacific, South America, and Mexico to provide prompt and economical service to more than 30,000 customers.  The Registrant’s technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

No single customer accounts for ten percent or more of the Registrant’s total sales.  Furthermore, the loss of one or a few major customers would not have a material adverse effect on the Registrant’s operating results.  Nevertheless, business agreements with large customers require a large portion of the manufacturing capacity at a few individual manufacturing sites.  Any change in the business arrangement would typically occur over a period of time, which would allow for an orderly transition for both the Registrant’s manufacturing site and customer.

The major markets in which the Registrant sells its products are highly competitive.  Areas of competition include price, innovation, quality, and service.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Pechiney Plastic Packaging, Printpack, Inc., Sealed Air Corporation, Lawson Mardon Group Limited, Rexam plc., Sonoco Products Company, Amcor Ltd, Pliant Corporation, Smurfit-Stone Container Corporation, Exopack Company, and Southern Bag Corporation.  In the Pressure Sensitive Materials segment major competitors include Avery Dennison Corporation, Flexcon Co., Inc., Minnesota Mining and Manufacturing Company, Spinnaker Industries, Inc., Jackstadt GmbH (Germany), and UPM-Kymmene.

The Registrant considers itself to be a significant factor in the market niches it serves; however, due to the diversity of the Flexible Packaging and Pressure Sensitive Materials segments, the Registrant’s precise competitive position in these markets is not reasonably determinable.  Advertising is limited primarily to business and trade publications emphasizing the Registrant’s product features and related technical capabilities and the individual problem-solving approach to customer problems.

Raw Materials

Plastic resins and films, paper, inks, and chemicals constitute the basic major raw materials.  These are purchased from a variety of industry sources and the Registrant is not dependent on any one supplier for its raw materials.  While temporary shortages of raw materials may occur occasionally, these items are currently readily available.

Research and Development Expense

Research and development expenditures were as follows:

	2001	2000	1999
Flexible Packaging	$8,527,000	$7,298,000	$7,604,000
Pressure Sensitive Materials	1,786,000	2,782,000	4,080,000

Total	$10,313,000	$10,080,000	$11,684,000

The decreasing trend within the Pressure Sensitive Materials segment results from this segment’s ongoing focuses on internal efficiencies to assist in its efforts to deal with less favorable economic conditions in North America and increased price competition in certain markets.

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

Coextruded film – A multiple layer extruded plastic film.

Controlled atmosphere packaging – A package which limits the flow of elements, such as oxygen or moisture, into or out of the package.

Decorative products – Pressure sensitive materials used for decorative signage, promotional items, and displays and advertisements.

Flexible polymer film – A non-rigid plastic film.

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

Monolayer film – A single layer extruded plastic film.

Multiwall paper bag – A package made from two or more layers of paper.

Pressure sensitive material – A material with adhesive such that upon contact with another material it will stick.

Printing products – Pressure sensitive materials made up and sold in roll form.

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

ITEM 2 - PROPERTIES

Properties utilized by the Registrant at December 31, 2001, were as follows:

Flexible Packaging

The Registrant has 43 manufacturing plants located in 17 states and seven foreign countries, of which 36 are owned directly by the Registrant or its subsidiaries and seven are leased from outside parties.  Leases generally provide for minimum terms of three to 20 years and have one or more renewal options.  The initial terms of leases in effect at December 31, 2001, expire between 2002 and 2010.

Pressure Sensitive Materials

The Registrant has eight manufacturing plants located in five states and two foreign countries, of which seven are owned directly by the Registrant or its subsidiaries and one is leased from outside parties.  The initial term, excluding renewal options, of the lease in effect as of December 31, 2001, expires in 2004.

Corporate and General

The executive offices of the Registrant, which are leased, are located in Minneapolis, Minnesota.  The Registrant considers its plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of its business.  The manufacturing plants operate at varying levels of capacity depending on the type of operation and market conditions.

ITEM 3 - LEGAL PROCEEDINGS

The Registrant is involved in a number of lawsuits incidental to its business, including environmental related litigation.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on consultation with Registrant’s General Counsel, that any ultimate liability would not have a material adverse effect upon the Registrant’s financial condition or results of operations.

During 2000 the Registrant settled a lawsuit brought by the United States Environmental Protection Agency in Federal District Court for the District of Connecticut in

relation to the disposal of liquid industrial wastes at the Yaworski Lagoon site in Canterbury, Connecticut.  The settlement involved the Registrant’s payment of $3,160,000 in 2000 which was fully provided for in prior years.

The Registrant is a potentially responsible party (PRP) in thirteen superfund sites around the United States.  In all cases, the Registrant is a “de  minimis” PRP and has negotiated a position as such.  The Registrant has reserved an amount that it believes to be adequate to cover its exposure.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART  II - ITEMS 5, 6, 7, 7A, 8, and 9

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The information required by this item appearing on pages 24 and 25 of the accompanying 2001 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item appearing on page 25 of the accompanying 2001 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appearing on pages 19 to 24 of the accompanying 2001 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

The information required by this item appearing on pages 41 and 42 of the accompanying 2001 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 23, 2002, and the quarterly data appearing on pages 26 to 42 of the accompanying 2001 Annual Report to Shareholders are expressly incorporated by reference in this Form 10-K Annual Report.  With the exception of the aforementioned information and the information incorporated in items 1, 5, 6, 7, and 7A of this Form 10-K, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART  III –  ITEMS 10, 11, 12, and 13

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2001, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Registrant.  Each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.

			Period
			The Positions
Name	Age	Positions Held	Were Held
Jeffrey H. Curler	51

President and Chief Executive Officer
President and Chief Operating Officer
President
Executive Vice President
Chairman - Curwood, Inc. (1)
President - Curwood, Inc. (1)
Various positions within the Registrant

			2000 to present 1998 to 2000 1996 to 1998 1991 to 1995 1995 to 1998 1982 to 1995 1973 to 1982

Benjamin R. Field, III	63	Senior Vice President, Chief Financial Financial Officer and Treasurer Vice President and Treasurer Various positions within the Registrant	1992 to present 1982 to 1992 1963 to 1982

Stanley A. Jaffy	53	Vice President - Tax and Assistant Controller Corporate Director of Tax	1998 to present 1987 to 1998

Scott W. Johnson	61	Senior Vice President, General Counsel and Secretary Vice President - General Counsel and Secretary Various positions within the Registrant	1992 to present 1988 to 1992 1975 to 1978

John H. Roe	62	Chairman Chairman and Chief Executive Officer President and Chief Executive Officer Various positions within the Registrant	2000 to present 1996 to 2000 1990 to 1995 1964 to 1990

Thomas L. Sall	57

Vice President - Operations
President - Bemis Flexible Packaging  (4)
President - Bemis Flexible
     Plastic Packaging  (3)
President - Curwood Group  (2)
President - Curwood, Inc.  (1)
President - Milprint, Inc.  (2)
Various positions within the Registrant

			1997 to present 1999 to present 1998 to 1999 1997 to 1998 1995 to 1997 1992 to 1995 1979 to 1992

Eugene H. Seashore, Jr.	52

Vice President - Human Resources
Vice President - Purchasing Curwood, Inc.  (1)
President - Bakery Operations Polyethylene
     Packaging Division of the Registrant
Executive Vice President - General Manager,
     North America, Perfecseal, Inc. (5)
Various positions within the Registrant

			2000 to present 1999 to 2000 1997 to 1999 1995 to 1997 1980 to 1995

Gene C. Wulf	51

Vice President and Controller
Vice President and Assistant Controller
Senior Vice President - Finance and Information
     Technology - Curwood, Inc. (1)
Vice President - Finance and Informational
     Services - Curwood, Inc. (1)
Various positions within the Registrant

			1998 to present 1997 to 1998 1995 to 1997 1987 to 1995 1975 to 1987

(1)   Curwood, Inc. is a 100 percent owned subsidiary of the Registrant.

(2)          Curwood Group includes the following 100 percent owned subsidiaries of the Registrant:Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2001, and such information is expressly incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and

Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2001, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2001, and such information is expressly incorporated herein by reference.

PART  IV  -  ITEM 14

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K

(a)           The following documents are filed as part of the report:

(1)  Financial Statements

Pages in Annual Report*
Report of Independent Accountants	26
Consolidated Statement of Income for the Three Years Ended December 31, 2001	27
Consolidated Balance Sheet at December 31, 2001 and 2000	28-29
Consolidated Statement of Cash Flows for the Three Years Ended December 31, 2001	30-31
Consolidated Statement of Stockholders’ Equity for the Three Years Ended December 31, 2001	32
Notes to Consolidated Financial Statements	33-42

*     Incorporated by reference from the indicated pages of the 2001 Annual  Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

(2)  Financial Statement Schedule for Years 2001, 2000, and 1999

Pages in Form 10-K
Report of Independent Accountants on Financial Statement Schedule for the Three Years Ended December 31, 2001	13
Schedule II - Valuation and Qualifying Accounts and Reserves	17

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

2	Purchase Agreement between the Registrant and Viskase Companies, Inc., and the Viskase-related companies listed therein, dated July 7, 2000. (1)
2(a)	Amendment No. 1 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and the Viskase-related companies listed therein, dated August 31, 2000. (2)

2(b)	Amendment No. 2 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and the Viskase-related companies listed therein, dated as of May 18, 2001. (3)
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (4)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (5)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (6)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (7)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (8)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (9)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (8)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (10)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (10)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (8)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (9)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (4)
10(i)

Fourth Amended and Restated Credit Agreement among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy  as of August 2, 1999. (8)

10(j)

First Amendment, dated as of June 21, 2000, to the Fourth Amended and Restated CreditAgreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (3)

10(k)

Second Amendment, dated as of August 1, 2001, to the Fourth Amended and Restated CreditAgreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent.

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (11)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent.
10(n)

Bridge Credit Agreement, dated as of January 12, 2001, among the Registrant, the various financial institutions listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (3)

10(o)

Letter Agreement, dated March 14, 2001, Re:  Addition of Bank Under Bridge Credit Agreement, among the Registrant, the various financial institutions listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (3)

10(p)

First Amendment, dated as of August 7, 2001, to the Bridge Credit Agreement dated as of January 12, 2001, among the Registrant, the various financial institutions named therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (12)

13	2001 Annual Report to Shareholders

21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP. (13)

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

                          (5)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).

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

                          (7)   Incorporated by reference to the Registrant’s Current Report on Form  8-K dated June 30, 1995 (File No. 1-5277).

                          (8)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).

                          (9)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

                    (10)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).

                    (11)   Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).

                    (12)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-5277).

                    (13)   Included at page 13 of this Form 10-K Annual Report.

(b)           There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Bemis Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 23, 2002, appearing in the 2001 Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 23, 2002

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (number 33-80666) and Form S-3 (numbers 33-60253 and 333-43646) of Bemis Company, Inc. of our report dated January 23, 2002, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report dated January 23, 2002, relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 19, 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEMIS COMPANY, INC.

By	/s/ Benjamin R. Field, III	By	/s/ Gene C. Wulf
	Benjamin R. Field, III, Senior Vice President, Chief Financial Officer and Treasurer		Gene C. Wulf, Vice President and Controller

Date March 18, 2002		Date March 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Benjamin R. Field, III		/s/ Gene C. Wulf
Benjamin R. Field, III, Senior Vice President, Chief Financial Officer and Treasurer		Gene C. Wulf, Vice President and Controller

Date March 18, 2002		Date March 18, 2002

/s/ Jeffrey H. Curler		/s/ Winslow H. Buxton
Jeffrey H. Curler, President, Chief Executive Officer and Director		Winslow H. Buxton, Director

Date	March 18, 2002	Date	March 18, 2002

/s/ John H. Roe		/s/ Loring W. Knoblauch
John H. Roe, Chairman and Director		Loring W. Knoblauch, Director

Date	March 18, 2002	Date	March 18, 2002

/s/ Edward N. Perry		/s/ C. Angus Wurtele
Edward N. Perry, Director		C. Angus Wurtele, Director

Date	March 18, 2002	Date	March 18, 2002

Exhibit Index

Exhibit	Description	Form of Filing
2	Purchase Agreement between the Registrant and Viskase Companies, Inc., and Viskase-related companies listed therein, dated July 7, 2000. (1)
2(a)	Amendment No. 1 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and Viskase-related companies listed therein, dated August 31, 2000. (2)
2(b)	Amendment No. 2 to Purchase Agreement between the Registrant and Viskase Companies, Inc., and Viskase-related companies listed therein, dated as of May 18, 2001. (3)
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (4)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (5)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (6)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (7)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (8)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (9)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (8)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000. * (10)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999. * (10)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (8)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (9)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (4)
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

Second Amendment, dated as of August 1, 2001, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent.

Filed Electronically
10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan. * (11)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent.	Filed Electronically
10(n)

Bridge Credit Agreement, dated as of January 12, 2001, among the Registrant, the various financial institutions listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (3)

10(o)	Letter Agreement, dated March 14, 2001, Re: Addition of Bank Under Bridge Credit Agreement, among the Registrant, the various financial institutions listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (3)
10(p)

First amendment, dated as of August 7, 2001, to the Bridge Credit Agreement dated as of January 12, 2001, among the Registrant, the various financial institutions named therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (12)

13	2001 Annual Report to Shareholders.	Filed Electronically
21	Subsidiaries of the Registrants.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP. (13)	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed August 11, 2000 (File No. 333-43646.)
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 12, 2000 (File No. 1-5277.)
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277.)
(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277.)
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277.)
(6)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277.)
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277.)
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277.)
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277.)
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277.)
(11)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277.)
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-5277.)
(13)	Included at page 13 of this Form 10-K Annual Report.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at	Additions					Balance
Year Ended	Beginning	Charged to	Write-				at Close
December 31,	of Year	Profit & Loss	Offs		Other		of Year
INVENTORY RESERVES
2001	$8,331	$7,797	$(2,780)		$1,146	(1)	$14,494

2000	$7,985	$3,614	$(3,268)				$8,331

1999	$6,289	$9,503	$(7,807)				$7,985

RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES
2001	$13,189	$10,531	$(10,101	)(2)	$815	(1)	$14,434

2000	$13,201	$15,398	$(15,410	)(3)			$13,189

1999	$12,863	$8,706	$(8,368	)(4)			$13,201

(1) Acquired with business unit acquisition.

(2) Net of $152,000 collections on accounts previously written off.

(3) Net of $20,000 collections on accounts previously written off.

(4) Net of $94,000 collections on accounts previously written off.