Form 10-Q
period 2002-03-31
BEMIS CO INC
filed 2002-05-02
CIK 11199

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2002

Commission File Number 1-5277

BEMIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

222 South 9th Street, Suite 2300
Minneapolis, Minnesota	55402-4099
(Address of principal executive offices)	(Zip Code)

                Registrant’s telephone number, including area code:  (612) 376-3000

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

           52,941,693 shares of Common Stock, $.10 par value, on April 30, 2002.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Net sales for the first quarter of 2002 were $552.7 million compared to $577.4 million for the first quarter of 2001, a decrease of 4.3 percent or $24.7 million.  Net income was $34.9 million for the first quarter of 2002 compared to $29.7 million for the same quarter in 2001, an increase of 17.5 percent.  Diluted earnings per share for the first quarter of 2002 and 2001 were $0.65 and $0.56, respectively.  As more fully explained by Note 3 to the financial statements included with this Form 10-Q, the January 2002 adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” would have increased diluted earnings per share for the first quarter 2001 by $0.04 had the nonamortization provisions of SFAS No. 142 been applied in that period.

                Net sales for the flexible packaging business segment declined $16.3 million or 3.6 percent while operating profits increased 3.4 percent.  Within flexible packaging, lower net sales in both polyethylene products and paper products were partially offset by marginally increased net sales in high barrier products.  Net sales for the pressure sensitive materials business segment declined $8.4 million or 6.7 percent while operating profits increased 15.6 percent.  Since the third quarter of 2000, this business segment has been significantly affected by a weak economy and strong price competition.  Internal efforts to reduce overhead costs and improve manufacturing efficiencies have had a beneficial impact on operating performance.  The current quarter’s operating results for both business segments benefited from the nonamortization provisions of SFAS No. 142 which was adopted on January 1, 2002.

                Customer order inflow for the flexible packaging segment improved late in the quarter while demand in the pressure sensitive materials segment appears to have stabilized, particularly in the printing products (formerly known as roll label products) product line which experienced increased quarterly sales.  Going forward, overall demand is not expected to be particularly strong and continued strong price competition is expected for both business segments.  However, a continued focus on costs control through manufacturing and administrative efficiencies as well as continued efforts to sell more technically sophisticated, higher margin products into a growing number of markets is expected to result in improved earnings as the year progresses.

                The $1.1 million increase in research and development expense occurred principally within the flexible packaging business segment and reflects an increased focus throughout the Company to more completely capture this element of cost.  Lower interest rates and debt levels combine to result in a $6.6 million drop in interest expense.  The unfavorable comparison of other cost (income) is principally due to the nonrecurring first quarter 2001 sale of a paper packaging manufacturing site which had been closed in 1998 coupled with higher losses experienced by the Company’s Brazilian joint venture.

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

Financial Condition

                Net cash provided by operating activities for the first three months of 2002 was $63.6 million of which net income and depreciation and amortization were the principal sources.  Investing activities used net cash totaling $15.2 million principally for property and equipment additions.  Financing activities used an additional $45.2 million principally for shareholder dividends and debt reduction.  While cash flow from operating activities during the current quarter was approximately equal to that experienced during the same quarter of 2001, a $16.8 million reduction in expenditures for property and equipment was offset by a $15.4 million further reduction in debt.  Total capital additions for 2002 are expected to be approximately $100.0 million and total debt is expected to continue its downward trend for the balance of the year.

A statement of principal cash flow items for the three months ended March 31, 2002, is as follows:

Millions
Net income	$34.9
Depreciation and amortization	29.4
Net increase in working capital	(12.2)
Net change in deferred charges and credits	6.0
Additions to property and equipment	(15.3)
Change in debt	(30.7)
Cash dividends paid	(13.8)
Other	4.9
Net increase in cash	3.2

Cash balance at beginning of year	35.1
Cash balance at end of period	$38.3

Explanation of Terms Describing the Registrant’s Products

Barrier laminate — A multilayer plastic film made by laminating two or more films together with the use of glue or a molten plastic to achieve a barrier for the planned package contents.

Blown film — A plastic film that is extruded through a round die in the form of a tube and then expanded by a column of air in the manufacturing process.

Cast film — A plastic film that is extruded through a straight slot die as a flat sheet during its manufacturing process.

Coextruded film — A multiple layer extruded plastic film.

Controlled atmosphere packaging — A package which limits the flow of elements, such as oxygen or moisture, into or out of the package.

Decorative products — Pressure sensitive materials used for decorative signage, promotional items, and displays and advertisements.

Flexible polymer film — A non-rigid plastic film.

Flexographic printing — The most common flexible packaging printing process in North America using a raised rubber or alternative material image mounted on a printing cylinder.

High Barrier Products — A grouping of Bemis products that provide protection and extend the shelf life of the contents of the package.  These products provide this protection by combining different types of plastics and chemicals into a multilayered plastic package.  These products protect the contents from such things as moisture, sunlight, odor, or other elements.

In-line overlaminating capability — The ability to add a protective coating to a printed material during the printing process.

Modified atmosphere packaging — A package in which the atmosphere inside the package has been modified by a gas such as nitrogen.

Monolayer film — A single layer extruded plastic film.

Multiwall paper bag — A package made from two or more layers of paper.

Pressure sensitive material — A material with adhesive such that upon contact with another material it will stick.

Printing products — Pressure sensitive materials made up and sold in roll form.

Rotogravure printing — A high quality, long run printing process utilizing a metal cylinder.

Sheet products — Pressure sensitive materials cut into sheets and sold in sheet form.

Stretch film — A plastic film used to wrap pallets in the shipping process, which has significant ability to stretch.

Technical products — Technically engineered pressure sensitive materials used primarily for fastening and mounting functions.

Thermoformed plastic packaging — A package formed by applying heat to a film to shape it into a tray or cavity and then placing a flat film on top of the package after it has been filled.

UV inhibitors — Chemicals which protect against ultraviolet rays.

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           The following exhibits are filed as part of the report:

3(a)         Restated Articles of Incorporation of the Registrant, as amended. (1)

3(b)         By-Laws of the Registrant, as amended through October 25, 2001. (2)

4(a)                            Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)

4(b)                           Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)

10(a)                      Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.  * (5)

10(b)                     Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.  * (6)

10(c)                      Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.  * (5)

10(d)       Bemis Retirement Plan, Amended and Restated as of August 25, 2000.  * (7)

10(e)                      Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.  * (7)

10(f)        Bemis Executive Officer Incentive Plan as of October 29, 1999.  * (5)

10(g)                     Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.  * (6)

10(h)       Bemis Company, Inc. 1997 Executive Officer Performance Plan.  * (1)

10(i)                         Fourth Amended and Restated Credit Agreement among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy  as of August 2, 1999. (5)

10(j)                         First Amendment, dated as of June 21, 2000, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (8)

10(k)                      Second Amendment, dated as of August 1, 2001, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (9)

10(l)        Bemis Company, Inc. 2001 Stock Incentive Plan.  * (10)

10(m)                   Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (9)

19                                    Reports Furnished to Security Holders.

*             Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)              Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).

(2)              Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).

(3)              Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).

(4)              Incorporated by reference to the Registrant’s Current Report on Form  8-K dated June 30, 1995 (File No. 1-5277).

(5)              Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).

(6)              Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

 (7)               Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).

(8)              Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).

 (9)               Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).

(10)                Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).

(b)           There were no reports on Form 8-K filed during the first quarter ended March 31, 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 1, 2002	/s/Gene C. Wulf
Gene C. Wulf, Vice President and Controller

Date	May 1, 2002	/s/Benjamin R. Field, III
Benjamin R. Field, III, Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000. * (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999. * (7)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (5)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (1)
10(i)

Fourth Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (5)

10(j)

First Amendment, dated as of June 21, 2000, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (8)

10(k)

Second Amendment, dated as of August 1, 2001, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (9)

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan. * (10)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (9)
19	Reports Furnished to Security Holders.	Filed Electronically

*                                         Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)                                  Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).

(2)                                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).

(3)                                  Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).

(4)                                  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(5)                                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).

(6)                                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

(7)                                  Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).

(8)                                  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).

(9)                                  Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).

(10)                            Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).