Form 10-Q
period 2002-06-30
BEMIS CO INC
filed 2002-08-06
CIK 11199

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended June 30, 2002

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

52,941,693 shares of Common Stock, $.10 par value, on August 2, 2002.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the quarterly and year-to-date periods ended June 30, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 2002

Net sales for the second quarter of 2002 were $584.8 million compared to $581.6 million for the second quarter of 2001, an increase of 0.6 percent or $3.2 million.  Net income was $44.0 million for the second quarter of 2002 compared to $35.5 million for the same quarter in 2001, an increase of 24.0 percent or $8.5 million.  Diluted earnings per share for the second quarter of 2002 and 2001 were $0.82 and $0.67, respectively.  As more fully explained by Note 3 to the financial statements included with this Form 10-Q, the January 2002 adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” would have increased diluted earnings per share for the second quarter 2001 by $0.04 had the nonamortization provisions of SFAS No. 142 been applied in that period.

Net sales for the flexible packaging business segment were $456.4 million for the current quarter, compared with $457.6 million during the second quarter of 2001.  Net sales increases from the acquisition of Duralam, Inc. in September 2001 were offset by lower sales in the polyethylene product lines.  Operating profit for flexible packaging increased 6.6 percent to $76.9 million from the second quarter of 2001.  This improvement results from better waste control, improved material costs management, and lower manufacturing costs from improved plant efficiency as well as from the impact of the accounting treatment for goodwill.  As a percent of net sales, operating profit increased to 16.9 percent from 15.8 percent a year ago.

Second quarter net sales for the pressure sensitive materials business segment were $128.4 million, an increase of 3.6 percent from the second quarter of 2001.  Roll label sales volume increased in North America and Europe compared with last year’s volume levels.  Operating profit increased to $7.2 million or 5.6 percent of sales compared with $0.1 million or nearly breakeven last year.  This improvement results from a more efficient organizational structure, the implementation of six sigma initiatives to improve manufacturing efficiencies, and increased sales volume.  In 2001, this business was impacted by the downturn in the economy and manufacturing inefficiencies.  Last year’s results also reflect $2.6 million of one-time charges in connection with adjustments to the organizational structure of this business segment.

Selling, general, and administrative expenses increased $7.5 million during the second quarter of 2002 compared to the second quarter of 2001.  Increased accounts receivable reserves and write-offs, due to declared or potential customer bankruptcy, and increased salary and benefit costs, due in part to higher pension and health insurance costs, largely account for this expense increase.  The $2.0 million increase in research and development expense occurred principally within the flexible packaging business segment and reflects an increased focus throughout the Company to more completely capture this element of cost.  Lower interest rates and debt levels combine to result in a $4.5 million drop in interest expense.  The favorable comparison of other cost (income) is principally due to lower losses experienced by the Company’s Brazilian joint venture during the current quarter.

Results of Operations - Six Months Ended June 30, 2002

Net sales for the six-month period of 2002 were $1.14 billion compared to $1.16 billion for the same period in 2001, a decrease of 1.9 percent.  Net income was $78.9 million for 2002 compared to $65.2 million for the same six-month period in 2001, an increase of 21.0 percent.  Diluted earnings per share for the first half of 2002 and 2001 were $1.47 and $1.23, respectively.  As more fully explained by Note 3 to the financial statements included with this Form 10-Q, the January 2002 adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” would have increased diluted earnings per share for the first half of 2001 by $0.08 had the nonamortization provisions of SFAS No. 142 been applied in that period.

Net sales for flexible packaging operations decreased $17.5 million or 1.9 percent while operating income increased $6.9 million or 5.2 percent.  Net sales gains from the September 2001 Duralam, Inc. acquisition were offset by lower net sales for the polyethylene and paper product lines.

Net sales for pressure sensitive materials decreased $4.0 million while operating income increased $7.8 million reflecting positive results from a continuing focus on costs control through manufacturing and administrative efficiencies initiated in 2001.

The selling, general, and administrative expenses increased $6.5 million for the first six-month period of 2002 compared to the same 2001 period.  Increased accounts receivable reserves and write-offs, due to declared or potential customer bankruptcy, and increased salary and benefit costs, due in part to higher pension and health insurance costs, largely account for this expense increase.  Lower interest rates and debt levels combine to result in an $11.1 million drop in interest expense.  The unfavorable comparison of other cost (income) is due to gains associated with the first quarter 2001 sale of a paper packaging manufacturing site, not repeated in 2002, partially offset by lower losses associated with the Company’s flexible packaging joint venture in Brazil.  The effective tax rates for the first half of 2002 and 2001 was 38.0 percent and 38.3 percent, respectively.

Financial Condition

Net cash provided by operating activities for the first six months of 2002 was $132.4 million of which net income and depreciation and amortization were the principal sources.  In addition, increases in working capital during the first half of 2002 required $12.2 million while working capital decreases provided $7.3 million during the corresponding 2001 period.  Investing activities used net cash totaling $32.4 million principally for property and equipment additions.  Financing activities used an additional $87.8 million principally for shareholder dividends and debt reduction.  Cash flow from operating activities during the first half of 2002 was approximately $11.5 million less than that experienced during the same period of 2001.  Cash balances increased $13.6 million mainly due to a $27.7 million reduction in expenditures for property and equipment offset by an $8.9 million reduction in debt.  Total capital additions for 2002 are expected to be approximately $100.0 million and total debt is expected to increase during the balance of the year due principally to the expected third quarter business unit acquisition previously announced and further discussed in Note 4 to the financial statements included with this Form 10-Q.

A statement of principal cash flow items for the six months ended June 30, 2002, is as follows:

Millions

Net income	$78.9
Depreciation and amortization	58.6
Deferred income taxes, non-current portion	5.4
Net increase in working capital	(12.2)
Additions to property and equipment	(32.6)
Change in debt	(59.9)
Cash dividends paid	(27.5)
Other	2.9
Net increase in cash	13.6

Cash balance at beginning of year	35.1
Cash balance at end of period	$48.7

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

(a)           The Registrant’s 2002 Annual Meeting of Shareholders was held on May 2, 2002.

(c)                                  (1)  The shareholders voted for four director nominees for three-year terms.  There were no abstentions and no broker non-votes.  The vote was as follows:

Name of Candidate	Votes For	Votes Withheld
John H. Roe	45,784,578	420,593
Edward N. Perry	45,475,812	729,359
Loring W. Knoblauch	45,469,784	735,387
William J. Scholle	45,154,053	1,051,118

(2)  The shareholders voted to reapprove the Bemis Company, Inc. 1997 Stock Incentive Plan.  The vote was 44,875,521 for, 994,069 against, and 335,576 abstentions.   There were no broker non-votes.

(3)  The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2002 fiscal year.  The vote was 45,122,445 for, 827,566 against, and 255,157 abstentions.  There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           The following exhibits are filed as part of the report:

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association. (3)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association, as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000. * (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999. * (7)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (5)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (1)
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

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan. * (10)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (9)
19	Reports Furnished to Security Holders.
99.1	Certification under section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).
(3)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).
(10)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277)

(b)           There were no reports on Form 8-K filed during the second quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date August 5, 2002	/s/ Gene C. Wulf
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer

Date August 5, 2002	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President and Controller

Exhibit Index

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000. * (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999. * (7)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (5)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (1)
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

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan. * (10)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (9)
19	Reports Furnished to Security Holders.	Filed Electronically
99.1	Certification under section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).
(3)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).
(10)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).