Form 10-Q
period 2002-09-30
BEMIS CO INC
filed 2002-11-07
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

52,941,693 shares of Common Stock, $.10 par value, on November 4, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements, enclosed as Exhibit 19, are incorporated by reference into this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments (all of which are normal and recurring) necessary to a fair statement of the results for the three and nine month periods ended September 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter 2002

Net sales for the third quarter of 2002 were $601.0 million compared to $575.6 million for the third quarter of 2001, an increase of 4.4 percent or $25.4 million.  Net income was $43.3 million for the third quarter of 2002 compared to $36.1 million for the same quarter in 2001, an increase of 20.2 percent or $7.3 million.  Diluted earnings per share for the third quarter of 2002 and 2001 were $0.81 and $0.68, respectively.  As more fully explained in Note 3 to the financial statements included with this Form 10-Q, the January 2002 adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” would have increased diluted earnings per share for the third quarter of 2001 by $0.05 had the nonamortization provisions of SFAS No. 142 been applied in that period.

Net sales for the flexible packaging business segment were $477.5 million for the current quarter, compared with $456.7 million during the third quarter of 2001.  Net sales increases from the acquisition of Duralam, Inc. in September 2001 and Bemis Clysar on July 31, 2002, were partially offset by lower sales in the polyethylene product lines.  Less favorable price and sales mix resulted in lower net sales for the polyethylene and paper product lines.  Within the flexible packaging business segment, the high barrier product line led with unit volume growth and an improved price and sales mix. Operating profit for flexible packaging increased 8.5 percent to $76.1 million from the third quarter of 2001.  This improvement results from better waste control, improved material costs management, and lower manufacturing costs from improved plant efficiency as well as from the impact of the accounting treatment for goodwill, which is more fully discussed in Note 7 to the financial statements included with this Form 10-Q.  As a percent of net sales, operating profit increased to 15.9 percent from 15.4 percent a year ago.

Third quarter net sales for the pressure sensitive materials business segment were $123.5 million, an increase of 3.9 percent from the third quarter of 2001.  Roll label sales volume increases in North America and Europe, compared to the third quarter of 2001, were more than offset by the price mix impact.  Improvements in the price mix for graphic and technical products were partially offset by lower volume.  Operating profit increased to $4.9 million or 4.0 percent of sales compared with $2.1 million last year.  This improvement results from a more efficient organizational structure, the implementation of six sigma initiatives to improve manufacturing efficiencies, and increased sales volume.

Selling, general, and administrative expenses increased $7.0 million during the third quarter of 2002 compared to the third quarter of 2001.  Higher pension and health care costs, increased costs from business unit acquisitions, and increased accruals for incentive programs given the improved 2002 performance largely account for this expense increase.  The $1.7 million increase in research and development expense occurred principally within the flexible packaging business segment and reflects an increased focus throughout the Company to more completely capture this element of cost.  Lower interest rates resulted in a

$3.2 million drop in interest expense.  The favorable comparison of other cost (income) is principally due to improved performance experienced by the Company’s Brazilian joint venture supplemented by lower currency exchange losses during the current quarter.

Results of Operations - Nine Months Ended September 30, 2002

Net sales for the nine-month period of 2002 were $1.74 billion compared to $1.73 billion for the same period in 2001, an increase of 0.2 percent.  Net income was $122.2 million for 2002 compared to $101.2 million for the same nine-month period in 2001, an increase of 20.7 percent.  Diluted earnings per share for the first nine months of 2002 and 2001 were $2.28 and $1.91, respectively.  As more fully explained in Note 3 to the financial statements included with this Form 10-Q, the January 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” would have increased diluted earnings per share for the first nine months of 2001 by $0.13 had the nonamortization provisions of SFAS No. 142 been applied in that period.

Net sales for flexible packaging operations increased $3.3 million or 0.2 percent while operating income increased $12.9 million or 6.3 percent.  Net sales gains from the September 2001 Duralam, Inc. acquisition and the Bemis Clysar acquisition on July 2002, were partially offset by lower net sales for the polyethylene and paper product lines, and operating income was favorably affected by the change in accounting treatment for goodwill, which is more fully discussed in Note 7 to the financial statements included with this Form 10-Q.

Net sales for pressure sensitive materials increased $0.7 million while operating income increased $10.6 million reflecting positive results from a continuing focus on costs control through manufacturing and administrative efficiencies initiated in 2001 as well as the accounting treatment for goodwill.  In addition, last year’s results also reflect $2.6 million of one-time charges in connection with adjustments to the organizational structure of this business segment.

The selling, general, and administrative expenses increased $13.5 million for the first nine-month period of 2002 compared to the same 2001 period.  In addition to costs associated with recent business unit acquisitions, increased accounts receivable reserves and write-offs, due to customer bankruptcy actions, increased salary and benefit costs, due in part to higher pension and health insurance costs, and increased accruals for incentive programs, due to the improved 2002 performance, largely account for this expense increase.  Lower interest rates resulted in a $14.3 million drop in interest expense.  The favorable comparison of other cost (income) is principally due to improved performance associated with the Company’s flexible packaging joint venture in Brazil and lower currency exchange losses partially offset by gains associated with the first quarter 2001 sale of a paper packaging manufacturing site.  The effective tax rates for the first nine months of 2002 and 2001 were 38.0 percent and 38.3 percent, respectively.

Financial Condition

Net cash provided by operating activities for the first nine months of 2002 was $205.1 million of which net income and depreciation and amortization were the principal sources.  Cash flow from operating activities during the first nine months of 2002 was approximately $17.8 million less than that experienced during the same period of 2001 principally due to increases in working capital during the current period versus working capital decreases during the corresponding 2001 period.  Investing activities used net cash totaling $201.3 million principally for a business unit acquisition as well as property and equipment additions.  Financing activities provided $19.2 million principally from a net increase in debt offset by shareholder dividends.  Total capital additions for 2002 are expected to range from $90.0 million to $100.0 million.  Working capital changes since December 31, 2001, reflect normal seasonal fluctuations plus the one-time growth resulting from the Bemis Clysar business unit acquisition.  The fair value of the interest rate swaps at September 30, 2002, is $31.5 million in favor of Bemis versus $1.3 million in favor of the bank at December 31, 2001.  This favorable condition accounts for the increase in deferred charges and other assets and a portion of the increase in long-term debt.  For a more detailed description of the interest rate swap arrangements, see Note 10 to the consolidated financial statements included in the Company’s 2001 Annual Report.  The remaining increase in debt is directly related to the acquisition of Bemis Clysar during the third quarter.

Principal cash flow items for the nine months ended September 30, 2002, are as follows:

Millions
Net income	$122.2
Depreciation and amortization	88.7
Deferred income taxes, non-current portion	7.8
Net increase in working capital	(15.2)
Additions to property and equipment	(60.0)
Business acquisition	(141.9)
Change in debt	60.5
Cash dividends paid	(41.3)
Other	3.6
Net increase in cash	24.4

Cash balance at beginning of year	35.1
Cash balance at end of period	$59.5

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

Polyolefin shrink film – A packaging film consisting of polyethylene and/or polypropylene resins extruded via the blown process.  The film can be irradiated in a second process to cross link the molecules for added strength, durability, and toughness.  The product is characterized by thin gauge, high gloss, sparkle, transparency, and good sealing properties.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain estimates, predictions, and other “forward-looking statements” as  that term  is  defined  under  the Private Securities Litigation  Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “target”, “may”, “will”, “plan”, “project”, “should”, “continue”, or the negative thereof or other similar expressions, or discussions of future goals or aspirations, which are  predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company’s mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions such as inflation, interest rates, and foreign currency exchange rates; results from acquisitions may differ from what the Company anticipates; competitive conditions within the Company’s markets, including the acceptance of new and existing products offered by the Company; price changes for raw materials and the ability of the Company to pass these price changes on to its customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in the Company’s business in order to maintain desired debt levels; unanticipated consequences of the European Monetary Union’s conversion to the euro; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in the Company’s current and future litigation proceedings; and changes in the Company’s labor relations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Company management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated, within 90 days of the filing of this Form 10-Q, disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) in place throughout the Company.  Based on this review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place throughout the Company are effective and can be relied upon to gather, analyze, and disclose all information that is required to be disclosed in the Company’s Exchange Act reports.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation and as of the date of the filing of this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Company’s Audit Committee, early in the fourth quarter, approved up to $150,000 for non-audit services to be performed by PricewaterhouseCoopers LLP, the Company’s independent auditors, as follows:  (1) due diligence and related accounting services related to acquisitions and divestiture; (2) tax-related services; and (3) other accounting consultations and assistance.

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

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan. * (10)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (9)
19	Reports Furnished to Security Holders.
99	Certification under section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
	(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
	(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).
	(3)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
	(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
	(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
	(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
	(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
	(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
	(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).
	(10)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).

(b)

The Company made two Form 8-K filings during the quarter ended September 30, 2002.  The first filing, dated August 7, 2002, contained the one-time CEO and CFO certifications mandated by the Securities and Exchange Commission order dated June 27, 2002.  The second filing, dated August 21, 2002, contained the press release announcing the agreements to sell the

Company’s worldwide pressure sensitive materials business and to purchase a European flexible packaging business.  These transactions are further discussed in Note 5 and Note 6 to the financial statements included with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

By /s/ Gene C. Wulf	By /s/ Stanley A. Jaffy
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer	Stanley A. Jaffy, Vice President and Controller
November 5, 2002	November 5, 2002

CERTIFICATIONS

I, Jeffrey H. Curler, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Bemis Company, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 5, 2002	By /s/ Jeffrey H. Curler
Jeffrey H. Curler, President and Chief Executive Officer

I, Gene C. Wulf, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Bemis Company, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 5, 2002	By /s/ Gene C. Wulf
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999. * (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers. * (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000. * (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999. * (7)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999. * (5)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999. * (6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan. * (1)
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

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan. * (10)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (9)
19	Reports Furnished to Security Holders.	Filed Electronically
99	Certification under section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).
(3)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).
(10)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).