Form 10-K
period 2002-12-31
BEMIS CO INC
filed 2003-03-26
CIK 11199

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
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

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.      YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer.    YES  ☒  NO  ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on June 28, 2002, based on a closing price of $47.50 per share as reported on the New York Stock Exchange, was $2,514,730,000.

As of March 19, 2003, the Registrant had 53,100,713 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference
2002 Annual Report to Stockholders - Part I and Part II
Proxy Statement - Annual Meeting of Stockholders May 1, 2003 - Part I and Part III

PART  I - ITEMS 1, 2, 3, and 4

ITEM 1 - BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant”), continues a business formed in 1858.  The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Registrant is a principal manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe with a growing presence in Asia Pacific, South America, and Mexico.  In 2002, approximately 79 percent of the Registrant’s sales were derived from Flexible Packaging segment and approximately 21 percent were derived from Pressure Sensitive Materials segment.

The primary market for its products is the food industry.  Other markets include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care products, tissue, batteries, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Registrant’s operations in different business segments appearing on pages 40 and 41 of the accompanying 2002 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

As of December 31, 2002, the Registrant had approximately 11,800 employees, of which an estimated 8,200 were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving five different international unions and one independent union and 22 individual contracts with terms ranging from one to six years.  During 2002, six contracts covering approximately 1,300 employees at six different locations in the United States and Canada were successfully negotiated.  During 2003, six domestic labor agreements are scheduled to expire.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving six different unions with terms ranging from one to two years.

Working capital elements fluctuate throughout the year in relation to the level of customer volume and other marketplace conditions.  Customer and vendor payment terms are split approximately equally between net 30 days and discountable terms.  Discounts are generally one percent for payment within ten days.  Inventory levels reflect a reasonable balance between raw material pricing and availability, and the Registrant’s commitment to promptly fill customer orders.  Backlogs are not a significant factor in the industries in which the Registrant operates as most orders placed with the Registrant are for delivery within 90 days or less.  The business of each of the segments is not seasonal to any significant extent.

The Registrant is the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of its products, manufacturing processes, and equipment.  The Registrant also has a number of trademarks and trademark registrations in the United States and in foreign countries.  The Registrant’s patents, licenses, and trademarks collectively provide a competitive advantage.  However, the loss of any single patent or license alone would not have a material adverse effect on the Registrant’s results as a whole or those of either of its segments.

The Registrant’s business activities are organized around its two business segments, Flexible Packaging and Pressure Sensitive Materials.  Both internal and external reporting conform to this organizational structure.  Subdivisions within each principal business segment are identified to facilitate operating controls and responsibilities.  Products produced within the Flexible Packaging segment are high barrier products, polyethylene products, and paper products.  Products produced within the Pressure Sensitive Materials segment are printing products, decorative and sheet products, and technical products.  A summary of the Registrant’s business activities reported by its two business segments follows.

Flexible Packaging Segment

The Registrant manufactures a broad range of consumer and industrial packaging consisting of high barrier products, polyethylene products, and paper products.

High barrier products include multilayer flexible polymer film structures and barrier laminates for food, medical, and personal care products as well as non-food applications utilizing controlled and modified atmosphere packaging. Additional value is added through flexographic and rotogravure printing as well as pouch making.  Primary markets are processed and fresh meat, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, personal care, and medical device packaging.  Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, and custom thermoformed plastic packaging.  Also included are electronically produced film color separations and engravings used in rotogravure and flexographic printing by the packaging industry.  High barrier products accounted for 53 percent, 49 percent, and 42 percent of consolidated net sales for the years 2002, 2001, and 2000, respectively.  In 2001, management modified its internal reporting of product lines within the Flexible Packaging segment.  The change was made to reflect the evolution of certain products, which had evolved from polyethylene structures to products more closely aligned with the multilayered, laminated structures found in our high barrier product lines.  This change in reporting accounted for the majority (five percentage points) of the increased percentage of consolidated net sales attributable to high barrier products in 2001.  This change had an equal but opposite impact on the percentage change in consolidated net sales attributable to polyethylene products in 2001.

Polyethylene products consist of monolayer and coextruded films which have been flexographically printed and converted to bags or roll stock for such items as bakery products, seed, retail, lawn and garden, tissue, fresh and frozen produce, candy, sanitary products, and disposable diapers; printed shrink overwrap for the food and beverage industry; extruded products, including wide width sheeting, bags on a roll, balers, and shrink pallet covers.  Polyethylene products accounted for 18 percent, 21 percent, and 26 percent of consolidated net sales for the years 2002, 2001, and 2000, respectively.

Paper products are made up of multiwall and single-ply paper bags, balers, printed paper roll stock, and bag closing materials for food, agricultural, and chemical products.  Flexographic and rotogravure printing are enhanced with in-line overlaminating capabilities.  Innovations in bag constructions include inner-ply laminations, easy-open/reclosable features, unique valves for fast filling, and high porosity papers.  Primary markets include pet products, seed, chemicals, dairy products, fertilizers, feed, minerals, flour, rice, and sugar.  Sales of paper products accounted for 8 percent, 9 percent, and 9 percent of consolidated net sales for 2002, 2001, and 2000, respectively.

Pressure Sensitive Materials Segment

The Registrant manufactures pressure sensitive materials such as printing products, decorative and sheet products, and technical products.  The Pressure Sensitive Materials segment accounted for 21 percent, 21 percent, and 23 percent of consolidated net sales for the years 2002, 2001, and 2000, respectively.

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

Announced Divestiture

In August 2002, we announced an agreement to sell our pressure sensitive materials business segment for $420 million in cash to UPM-Kymmene, a large, multinational paper company headquartered in Finland.  The sale of this business segment will allow us to focus our resources on our larger flexible packaging business.  On October 16, 2002, the European regulatory agency gave antitrust clearance for the sale of our pressure sensitive materials business to UPM-Kymmene.  In December 2002, Bemis and UPM-Kymmene announced that a request for additional information had been received from the U. S. Department of Justice in connection with the pending sale of our pressure sensitive materials business.  This request extends the waiting period under the Hart-Scott-Rodino Act to allow for the review of the additional documents supplied.  While both companies plan to complete the proposed transaction in the first half of calendar year 2003, the required regulatory approvals from the U.S. Department of Justice cannot be considered perfunctory or certain.  Upon receiving U.S. regulatory approval, we will begin discontinued operations presentation for the pressure sensitive materials business segment in our consolidated financial statements as required by accounting principles generally accepted in the United States.

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

The major markets in which the Registrant sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Amcor Ltd, Exopack Company, Hood Corporation, Intertape Polymer Group Inc., Lawson Mardon Group Limited, Pechiney Plastic Packaging, Pliant Corporation, Printpack, Inc., Rexam plc., Sealed Air Corporation, Sonoco Products Company, Smurfit-Stone Container Corporation, and Wihuri OY.  In the Pressure Sensitive Materials segment major competitors include Avery Dennison Corporation, Acucote, Inc., Green Bay Packaging Inc., Kanzaki Specialty Papers, Minnesota Mining and Manufacturing Company, Ricoh Company, Ltd., Ritrama S. p. A., Flexcon Co., Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene, and Wausau Coated Products Inc.

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

Research and Development Expense

Research and development expenditures were as follows:

	2002	2001	2000
Flexible Packaging	$14,509,000	$8,527,000	$7,298,000
Pressure Sensitive Materials	2,937,000	1,786,000	2,782,000

Total	$17,446,000	$10,313,000	$10,080,000

The 2002 increase reflects an increased focus throughout the Registrant to more completely capture this element of cost.  The 2001 reduction within the Pressure Sensitive Materials segment results from this segment’s ongoing focuses on internal efficiencies to assist in its efforts to deal with less favorable economic conditions in North America and increased price competition in certain markets.

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

Explanation of Terms Describing the Registrant’s Products

Barrier laminate - A multilayer plastic film made by laminating two or more films together with the use of glue or a molten plastic to achieve a barrier for the planned package contents.

Blown film - A plastic film that is extruded through a round die in the form of a tube and then expanded by a column of air in the manufacturing process.

Cast film - A plastic film that is extruded through a straight slot die as a flat sheet during its manufacturing process.

Coextruded film - A multiple layer extruded plastic film.

Controlled atmosphere packaging -A package which limits the flow of elements, such as oxygen or moisture, into or out of the package.

Decorative products - Pressure sensitive materials used for decorative signage, promotional items, and displays and advertisements.

Flexible polymer film -A non-rigid plastic film.

Flexographic printing - The most common flexible packaging printing process in North America using a raised rubber or alternative material image mounted on a printing cylinder.

High Barrier Products - A grouping of Bemis products that provide protection and extend the shelf life of the contents of the package.  These products provide this protection by combining different types of plastics and chemicals into a multilayered plastic package.  These products protect the contents from such things as moisture, sunlight, odor, or other elements.

In-line overlaminating capability - The ability to add a protective coating to a printed material during the printing process.

Modified atmosphere packaging - A package in which the atmosphere inside the package has been modified by a gas such as nitrogen.

Monolayer film - A single layer extruded plastic film.

Multiwall paper bag - A package made from two or more layers of paper.

Polyolefin shrink film - A packaging film consisting of polyethylene and/or polypropylene resins extruded via the blown process.  The film can be irradiated in a second process to cross link the molecules for added strength, durability, and toughness.  The product is characterized by thin gauge, high gloss, sparkle, transparency, and good sealing properties.

Pressure sensitive material - A material with adhesive such that upon contact with another material it will stick.

Printing products - Pressure sensitive materials made up and sold in roll form.

Rotogravure printing - A high quality, long run printing process utilizing a metal cylinder.

Sheet products - Pressure sensitive materials cut into sheets and sold in sheet form.

Stretch film - A plastic film used to wrap pallets in the shipping process, which has significant ability to stretch.

Technical products - Technically engineered pressure sensitive materials used primarily for fastening and mounting functions.

Thermoformed plastic packaging - A package formed by applying heat to a film to shape it into a tray or cavity and then placing a flat film on top of the package after it has been filled.

UV inhibitors - Chemicals which protect against ultraviolet rays.

ITEM 2 - PROPERTIES

Properties utilized by the Registrant at December 31, 2002, were as follows:

Flexible Packaging Segment

The Registrant has 47 manufacturing plants located in 17 states and nine non-USA countries, of which 39 are owned directly by the Registrant or its subsidiaries and eight are leased from outside parties.  Leases generally provide for minimum terms of three to 20 years and have one or more renewal options.  The initial terms of leases in effect at December 31, 2002, expire between 2003 and 2010.

Pressure Sensitive Materials Segment

The Registrant has eight manufacturing plants located in five states and two non-USA countries, of which seven are owned directly by the Registrant or its subsidiaries and one is leased from an outside party.  The initial term, excluding renewal options, of the lease in effect as of December 31, 2002, expires in 2004.

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

The Registrant is a potentially responsible party (PRP) in twelve superfund sites around the United States.  In all cases, the Registrant is a “de minimis” PRP and has negotiated a position as such.  The Registrant has reserved an amount that it believes to be adequate to cover its exposure.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART  II  - ITEMS 5, 6, 7, 7A, 8, and 9

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item appearing on pages 22 and 23 of the accompanying 2002 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item appearing on page 23 of the accompanying 2002 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appearing on pages 16 to 22 of the accompanying 2002 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item appearing on page 41 and 42 of the accompanying 2002 Annual Report to Shareholders is expressly incorporated by reference in this Form 10-K Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 22, 2003, and the quarterly data appearing on pages 24 to 42 of the accompanying 2002 Annual Report to Shareholders are expressly incorporated by reference in this Form 10-K Annual Report.  With the exception of the aforementioned information and the information incorporated in items 1, 5, 6, 7, and 7A of this Form 10-K, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART  III  -  ITEMS 10, 11, 12, and 13

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2002, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Registrant.  With the exception of Mr. Seifert and Ms. Miller, each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.

Name	Age	Positions Held	Period The Positions Were Held
Jeffrey H. Curler	52	President and Chief Executive Officer	2000 to present
		President and Chief Operating Officer	1998 to 2000
		President	1996 to 1998
		Executive Vice President	1991 to 1995
		Chairman - Curwood, Inc. (1)	1995 to 1998
		President - Curwood, Inc. (1)	1982 to 1995
		Various R&D and operations positions within the Registrant	1973 to 1982

Stanley A. Jaffy	54	Vice President and Controller	2002 to present
		Vice President - Tax and Assistant Controller	1998 to 2002
		Corporate Director of Tax	1987 to 1998

Scott W. Johnson	62	Senior Vice President and Secretary	2002 to January 2003
		Senior Vice President, General Counsel and Secretary	1992 to 2002
		Vice President, General Counsel and Secretary	1988 to 1992
		Various legal positions within the Registrant	1975 to 1978

Melanie E.R. Miller	39	Vice President - Investor Relations and Assistant Treasurer	2002 to present
		Director of Investor Relations	2000 to 2002
		Alliant Techsystems, Inc., various positions within finance and investor relations	1992 to 2000

Thomas L. Sall	58	Vice President - Operations	1997 to present
		President - Bemis Flexible Packaging (2)	1999 to present
		President - Bemis Flexible Plastic Packaging (1)	1998 to 1999
		President - Curwood Group (3)	1997 to 1998
		President - Curwood, Inc. (1)	1995 to 1997
		President - Milprint, Inc. (1)	1992 to 1995
		Various sales and marketing positions within the Registrant	1979 to 1992

Eugene H. Seashore, Jr.	53	Vice President - Human Resources	2000 to present
		Vice President - Purchasing, Curwood, Inc. (1)	1999 to 2000
		President - Bakery Operations, Polyethylene Packaging Division of the Registrant	1997 to 1999
		Executive Vice President - General Manager, North America, Perfecseal, Inc. (1)	1995 to 1997
		Various human resource positions within the Registrant	1980 to 1995

James J. Seifert	46	Vice President, General Counsel and Assistant Secretary	2002 to present
Vice President, General Counsel and
		Corporate Secretary, Tennant Company	1999 to 2002
		Assistant General Counsel, The Toro Co.	1994 to 1999
		Senior Attorner, The Toro Co.	1990 to 1994
		Assistant General Counsel, Amdura Corp.	1985 to 1990

Henry J. Theisen	49	Vice President - Operations	2002 to present
		President - Bemis High Barrier Products (4)	2002 to present
		President - Curwood, Inc. (1)	1998 to present
		Vice President - Curwood, Inc. (1)	1992 to 1998
		Various R&D and marketing positions within the Registrant	1975 to 1992

Gene C. Wulf	52	Vice President, Chief Financial Officer and Treasurer	2002 to present
		Vice President and Controller	1998 to 2002
		Vice President and Assistant Controller	1997 to 1998
		Senior Vice President - Finance and Information Technology - Curwood, Inc. (1)	1995 to 1997
		Vice President - Finance and Informational Services - Curwood, Inc. (1)	1987 to 1995
		Various financial positions within the Registrant	1975 to 1987

(1)          Bemis Flexible Plastic Packaging includes the following 100 percent owned subsidiaries of the Registrant:  Banner Packaging, Inc., Bemis Europe Holdings, S.A., Bemis    Packaging Ltd (UK), Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc., together with the Registrant’s Polyethylene Packaging Division and Bemis Custom Products Division.

(2)          Bemis Flexible Packaging includes Bemis Flexible Plastic Packaging and the Registrant’s Paper Packaging Division.

(3)          Curwood Group includes the following 100 percent owned subsidiaries of the Registrant: Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc.

(4)          Bemis High Barrier Products includes the following 100 percent owned subsidiaries of the Registrant:  Banner Packaging, Inc., Bemis Europe Holdings, S.A., Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc.

ITEM 11 - EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2002, and such information is expressly incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2002, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2002, and such information is expressly incorporated herein by reference.

PART  IV  -  ITEMS 14 and 15

ITEM 14 - CONTROLS AND PROCEDURES

The Registrant’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated, within 90 days of the filing of this Form 10-K, disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) in place throughout the Registrant.  Based on this review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place throughout the Registrant are effective and can be relied upon to gather, analyze, and disclose all information that is required to be disclosed in the Registrant’s Exchange Act reports.

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and as of the date of the filing of this Form 10-K, nor were there any deficiencies or material weaknesses in the Registrant’s internal controls.  As a result, no corrective actions were taken.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of the report:

(1)  Financial Statements

Pages in Annual Report*
Report of Independent Accountants	24
Consolidated Statement of Income for the Three Years Ended December 31, 2002	25
Consolidated Balance Sheet at December 31, 2002 and 2001	26-27
Consolidated Statement of Cash Flows for the Three Years Ended December 31, 2002	28-29
Consolidated Statement of Stockholders’ Equity for the Three Years Ended December 31, 2002	30
Notes to Consolidated Financial Statements	31-42

*     Incorporated by reference from the indicated pages of the 2002 Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

(2)  Financial Statement Schedule for Years 2002, 2001, and 2000

Report of Independent Accountants on Financial Statement
Schedule for the Three Years Ended December 31, 2002	14
Schedule II - Valuation and Qualifying Accounts and Reserves	20

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.* (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (7)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (5)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (8)
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

Second Amendment, dated as of August 1, 2001, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (10)

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (11)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (10)
13	Portions of the 2002 Annual Report to Shareholders.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP. (12)
99	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).
(3)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(8)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 20, 2002 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).
(11)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).
(12)	Included at page 14 of this Form 10-K Annual Report.

(b)           There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Bemis Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 22, 2003, appearing in the 2002 Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 22, 2003

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (number 33-80666 and 333-61556) and Form S-3 (numbers 33-60253 and 333-43646) of Bemis Company, Inc. of our report dated January 22, 2003, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report dated January 22, 2003, relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 21, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEMIS COMPANY, INC.

By	/s/ Gene C. Wulf	By	/s/ Stanley A. Jaffy
	Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer		Stanley A. Jaffy, Vice President and Controller

Date	March 21, 2003	Date	March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gene C. Wulf		/s/ Stanley A. Jaffy
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer		Stanley A. Jaffy, Vice President and Controller

Date	March 21, 2003	Date	March 21, 2003

/s/ Jeffrey H. Curler		/s/ Nancy Parsons McDonald
Jeffrey H. Curler, President, Chief Executive Officer and Director		Nancy Parsons McDonald, Director

Date	March 21, 2003	Date	March 21, 2003

/s/ John H. Roe		/s/ William J. Bolton
John H. Roe, Chairman and Director		William J. Bolton, Director

Date	March 21, 2003	Date	March 21, 2003

/s/ William J. Scholle		/s/ Roger D. O’Shaughnessy
William J. Scholle, Director		Roger D. O’Shaughnessy, Director

Date	March 21, 2003	Date	March 21, 2003

/s/ Loring W. Knoblauch
Loring W. Knoblauch, Director

Date	March 21, 2003

CERTIFICATIONS

I, Jeffrey H. Curler, certify that:

1.  I have reviewed this annual report on Form 10-K of Bemis Company, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 21, 2003	By /s/ Jeffrey H. Curler
Jeffrey H. Curler, President and Chief Executive Officer

I, Gene C. Wulf, certify that:

1.  I have reviewed this annual report on Form 10-K of Bemis Company, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 21, 2003	By /s/ Gene C. Wulf
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.* (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (7)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (5)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (8)
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

Second Amendment, dated as of August 1, 2001, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (10)

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (11)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent.(10)
13	Portions of the 2002 Annual Report to Shareholders.	Filed Electronically
21	Subsidiaries of the Registrants.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP. (12)	Filed Electronically
99	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

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

(4)                  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(5)                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).

(6)                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

(7)                  Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).

(8)                  Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 20, 2002 (File No. 1-5277).

(9)                  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).

(10)            Incorporated by reference to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).

(11)            Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).

(12)            Included at page 14 of this Form 10-K Annual Report.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Profit & Loss	Write- Offs		Other		Balance at Close of Year

INVENTORY RESERVES

2002	$14,494	$3,296	$(4,505)		$215	(1)	$13,500

2001	$8,331	$7,797	$(2,780)		$1,146	(1)	$14,494

2000	$7,985	$3,614	$(3,268)				$8,331

RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES

2002	$14,434	$11,848	$(12,754	)(2)	$161	(1)	$13,689

2001	$13,189	$10,531	$(10,101	)(3)	$815	(1)	$14,434

2000	$13,201	$15,398	$(15,410	)(4)			$13,189

(1) Acquired with business unit acquisition.

(2) Net of $364,000 collections on accounts previously written off.

(3) Net of $152,000 collections on accounts previously written off.

(4) Net of $20,000 collections on accounts previously written off.