Form 10-Q
period 2003-03-31
BEMIS CO INC
filed 2003-05-06
CIK 11199

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2003, the Registrant had 53,100,713 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the three months ended March 31, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  The food industry is our largest market, representing about 65 percent of our total company net sales.  During the first quarter of 2003, healthy unit volume growth in several product lines combined with the impact of recent acquisitions increased net sales by 15.5 percent compared to the same quarter of 2002.  Diluted earnings per share was $0.66 for the first quarter of 2003 compared to $0.65 per share in 2002.  The price of resin, our most significant flexible packaging raw material, increased rapidly during the first quarter driven by global uncertainty related to the Iraqi conflict, Venezuelan unrest and Nigerian oil supply issues.  These steep increases in raw material costs reduced operating profit as a percent of sales during the first quarter as adjustments to our selling prices did not keep pace with the speed of these increases.  We expect this selling price adjustment lag to be resolved during the second quarter.

Announced Divestiture of the Pressure Sensitive Materials Business Segment

On August 21, 2002, we announced an agreement to sell our pressure sensitive materials business segment to UPM-Kymmene for $420 million.  The European regulatory agency approved the transaction on October 16, 2002.  On April 15, 2003, the U.S. Department of Justice filed a civil complaint to block the proposed sale of this business to UPM-Kymmene, citing their concern that the sale would reduce competition in the production of bulk paper labelstock for use in variable information and prime labeling.  On April 23, 2003, UPM-Kymmene announced its intent to challenge this civil action.  A court date is set for early June 2003.

Results of Operations – First Quarter 2003

Net sales for the first quarter ended March 31, 2003, were $638.6 million compared to $552.7 million in the first quarter of 2002, an increase of 15.5 percent.  Excluding the impact of acquisitions, net sales increased by 5.7 percent.  Flexible packaging net sales increased to $514.4 million from $434.6 million in the first quarter of 2002, an 18.4 percent increase.  Excluding the impact of acquisitions, flexible packaging net sales increased by 5.8 percent, primarily due to increased unit volume compared to last year.  In the Pressure Sensitive Materials business segment, net sales during the first quarter increased 5.1 percent from $118.1 million in 2002 to $124.2 million in 2003 primarily reflecting the effect of currency translation on the results of the European operations.

Operating profit from the flexible packaging business segment was $66.7 million compared to $64.1 million during the first quarter of 2002.  As a percent of net sales, operating profit decreased to 13.0 percent from 14.7 percent in 2002, reflecting the impact of rapid increases in raw material prices during the first quarter and higher pension and other employee benefit expenses for 2003.  We expect results to improve during the second quarter as selling prices are adjusted to absorb the remaining resin price increases in accordance with defined schedules in our customer agreements.

Operating profit from the pressure sensitive materials business was $2.5 million, or 2.0 percent of net sales, compared to $5.0 million, or 4.3 percent of net sales, in the first quarter of 2002.  Lower margin products represented a larger portion of total pressure sensitive materials sales this quarter compared to the first quarter of 2002 resulting in decreased first quarter operating profits.

Selling, general and administrative expenses increased to $65.8 million or 10.3 percent of net sales in the first quarter of 2003 compared to $55.1 million or 10.0 percent of net sales for the first quarter of 2002.  The increase for 2003 results from generally higher costs related to pension expense, compensation and incentives, insurance, workers’ compensation, and healthcare, in addition to $6.8 million in costs associated with recently acquired businesses.  During the first quarter, we recorded about $0.5 million of expenses related to the proposed transaction with UPM-Kymmene for the sale of our pressure sensitive materials business segment.  All costs associated with this transaction have been expensed.

Research and development expenses were $5.1 million for the first quarter of 2003 compared to $3.6 million for the first quarter of 2002.  As a percent of net sales, research and development expenses for the first quarter of 0.8 percent are relatively consistent with the prior year rate of 0.6 percent and reflect increased expenditures for both business segments.

Interest expense was $3.4 million for the first quarter of 2003, a decrease of $0.6 million from the first quarter of 2002.  The impact of higher levels of outstanding debt, substantially all of which is subject to variable interest rates, was more than offset by lower variable interest rates compared to last year.  Improvement in other costs (income) is principally due to improved performance at our Brazilian joint venture.

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 39% at March 31, 2003, compared to 35% at March 31, 2002, reflecting the impact of increased debt levels to finance acquisitions made during 2002.

Net cash provided by operating activities decreased to $53.8 million in the first quarter from $62.9 million in the first quarter of 2002 as higher raw material costs and inventory levels increased working capital.  Capital expenditures were $26.3 million this quarter compared to $15.3 million for the first quarter of 2002.  Capital expenditures during 2002 were generally lower as we took advantage of capacity available from acquisitions completed during 2001.  Capital expenditures for 2003 are expected to be approximately $120 million.

The quarterly dividend was increased for the 20th consecutive year to $0.28 per share this quarter compared to $0.26 per share in the first quarter of 2002.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 15, 2003, the U.S. Department of Justice filed a civil complaint in the United States District Court for the Northern District of Illinois to block the proposed sale of our pressure sensitive business to UPM-Kymmene for $420 million.  The complaint asserts that the sale would reduce competition in the production of bulk paper labelstock for use in variable information and prime labeling.  The Company and UPM-Kymmene intend to challenge this civil action.  A court date is set for early June 2003.

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

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (11)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (10)
19	Reports furnished to Security Holders
99	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).
(3)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(8)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 20, 2002 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).
(11)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).

(b)                                 There were no reports on Form 8-K filed during the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 6, 2003	/s/ Gene C. Wulf
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer

Date	May 6, 2003	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President and Controller

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

Date	May 6, 2003	By	/s/ Jeffrey H. Curler
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

4  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date	May 6, 2003	By	/s/ Gene C. Wulf
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.* (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (7)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (5)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (8)
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