Form 10-Q
period 2003-06-30
BEMIS CO INC
filed 2003-08-14
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2003, the Registrant had 53,112,761 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments necessary to a fair statement of the results for the quarterly and year-to-date periods ended June 30, 2003.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  The food industry is our largest market, representing about 65 percent of our total company net sales.

During the second quarter of 2003, net sales increased by 14.6 percent compared to the same quarter of 2002.  Excluding the impact of acquisitions made during the second half of 2002, net sales increased 4.4 percent.  The high barrier product line drove this sales growth with a combination of increased unit sales volume and price increases.  Diluted earnings per share was $0.72 for the second quarter of 2003 compared to $0.82 per share in 2002.  Lower margins in the flexible packaging business segment reflected decreases in unit sales volume for polyethylene and paper product lines in addition to a change in high barrier sales mix including a higher proportion of lower margin European sales.

Termination of Agreement to sell the Pressure Sensitive Materials Business Segment

On August 21, 2002, we announced an agreement to sell our pressure sensitive materials business segment to UPM-Kymmene for $420 million. On April 15, 2003, the U.S. Department of Justice filed a civil complaint to block the proposed sale of this business to UPM-Kymmene, citing its concern that the sale would reduce competition in the production of bulk paper labelstock for use in variable information and prime labeling.  On July 25, 2003, the U.S. District Court for the Northern District of Illinois granted the U.S. Department of Justice an injunction to block the transaction.  As a result, Bemis and UPM-Kymmene have agreed to terminate the purchase and sale agreement.  There was no termination fee incurred by either party.

Results of Operations – Second Quarter 2003

Net sales for the second quarter ended June 30, 2003, were $670.2 million compared to $584.8 million in the second quarter of 2002, an increase of 14.6 percent.  Excluding the impact of acquisitions, net sales increased by 4.4 percent.  Flexible packaging net sales increased to $532.3 million from $456.3 million in the second quarter of 2002, a 16.6 percent increase.  Excluding the impact of acquisitions, flexible packaging net sales increased by 3.5 percent.  The increase in net sales was driven by high barrier unit sales volume growth and higher prices in high barrier and polyethylene product lines, partially offset by lower unit sales volume in polyethylene and paper product lines.  In the pressure sensitive materials business segment, net sales during the second quarter increased 7.4 percent from $128.4 million in 2002 to $137.9 million in 2003 primarily reflecting the benefits of translation of European currency.

Operating profit from the flexible packaging business segment was $69.9 million compared to $76.9 million during the second quarter of 2002.  As a percent of net sales, operating profit decreased to 13.1 percent from 16.9 percent in 2002.  Lower unit sales volume in polyethylene and paper product lines reduced production efficiencies during the quarter.  Changes in high barrier sales mix also contributed to lower operating profit, and we are experiencing higher pension and other employee benefit expenses in 2003.

Operating profit from the pressure sensitive materials business was $6.0 million, or 4.3 percent of net sales, compared to $7.2 million, or 5.6 percent of net sales, in the second quarter of 2002.  This business continues to be negatively impacted by weak economic conditions and a competitive market environment.  Operating profit for the second quarter of each year benefited from improved sales mix compared to the first quarter due to growth in higher margin technical product lines.  We expect the second quarter to be the most profitable quarter of 2003 for this business segment.

Selling, general and administrative expenses increased to $64.5 million or 9.6 percent of net sales in the second quarter of 2003 compared to $60.4 million or 10.3 percent of net sales for the second quarter of 2002.  Higher expenses in 2003 reflect the additional costs of two businesses acquired in the second half of 2002 and higher pension expenses, partially offset by the benefits of ongoing cost control efforts.   In addition, the decrease in expenses as a percent of net sales compared to last year is primarily attributable to cost control efforts.  During the second quarter, we recorded about $2.5 million of expenses related to the recently terminated transaction with UPM-Kymmene for the sale of our pressure sensitive materials business segment.  All costs associated with this transaction have been expensed as incurred.

Research and development expenses were $6.0 million for the second quarter of 2003 compared to $4.7 million for the second quarter of 2002.  As a percent of net sales, research and development expenses for the second quarter of 0.9 percent are relatively consistent with the prior year rate of 0.8 percent and reflect increased expenditures for both business segments.

Interest expense was $3.2 million for the second quarter of 2003, a decrease of $0.5 million from the second quarter of 2002.  The impact of higher levels of outstanding debt, substantially all of which is subject to variable interest rates, was more than offset by lower variable interest rates compared to last year.  Improvement in other costs (income) is principally due to improved performance at our Brazilian joint venture.

Results of Operations – Six months ended June 30, 2003

Earnings per diluted share were $1.38 for the six months ended June 30, 2003, compared to $1.47 for the first six months of 2002.  Net sales for the six months ended June 30, 2003, were $1.31 billion compared to $1.14 billion in the same period of 2002, an increase of 15.1 percent.  Excluding the impact of acquisitions, net sales increased by 5.0 percent.  Flexible packaging net sales increased to $1.05 billion from $0.89 billion for the comparable six-month period, a 17.5 percent increase.  Excluding the impact of acquisitions, flexible packaging net sales increased by 4.6 percent.  High barrier unit sales volume growth and increased prices in high barrier and polyethylene product lines more than offset the negative impact of lower unit sales volume in polyethylene and paper product lines.  In the pressure sensitive materials business segment, net sales for the six months ended June 30, 2003, increased by 6.3 percent from $246.5 million in 2002 to $262.1 million in 2003.  This increase primarily reflects the benefits of translation of European currency.

Operating profit from the flexible packaging business segment was $136.6 million compared to $141.0 million for the six months ended June 30, 2002.  As a percent of net sales, operating profit decreased to 13.0 percent from 15.8 percent in 2002.  Operating profit was lower in polyethylene and paper product lines due to decreased unit sales volume and higher raw material prices in 2003.  Changes in high barrier sales mix, which included an increased proportion of lower margin European sales in 2003, also contributed to lower operating profit.

Operating profit from the pressure sensitive materials business was $8.5 million, or 3.2 percent of net sales, compared to $12.2 million, or 5.0 percent of net sales, for the six months ended June 30, 2002.  This business continues to be negatively impacted by weak economic conditions and a competitive market environment.

Selling, general and administrative expenses increased to $130.3 million or 10.0 percent of net sales in the first six months of 2003 compared to $115.5 million or 10.2 percent of net sales for the same period of 2002.  Higher expenses in 2003 reflect the additional costs of two businesses acquired in the second half of 2002 and higher pension expenses, partially offset by the benefits of ongoing cost control efforts.   During the first six months of 2003, we recorded about $3.0 million of expenses related to the recently terminated transaction with UPM-Kymmene for the sale of our pressure sensitive materials business segment.  All costs associated with this transaction have been expensed as incurred.

Research and development expenses were $11.1 million for the six months ended June 30, 2003 compared to $8.3 million for the same period of 2002.  As a percent of net sales, research and development expenses were 0.8 percent and are relatively consistent with the prior year rate of 0.7 percent.

Interest expense was $6.7 million for the first half of 2003, a decrease of $1.2 million from the first half of 2002, primarily due to lower variable interest rates compared to last year.  Improvement in other costs (income) is principally due to improved performance at our Brazilian joint venture.

Financial Condition

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 37 percent at June 30, 2003, compared to 40 percent at December 31, 2002 and 34 percent at June 30, 2002.  Total debt decreased by $31.8 during the first six months of 2003, reflecting principal payments of $37.3 million partially offset by a $5.5 million increase in the fair market value of certain long-term debt instruments.

Net cash provided by operating activities increased to $137.1 million for the six months ended June 30, 2003, from $132.0 million for the same period of 2002.  Capital expenditures for the first six months of 2003 were $46.9 million compared to $32.6 million for the same period of 2002.  Total capital expenditures for 2003 are expected to be in the range of $110 to $120 million.

Subsequent Event – Third Quarter Restructuring and Related Charges

In July of 2003, we committed to a plan to close three flexible packaging plants:  Murphysboro, Illinois; Union City, California; and Prattville, Alabama.  The closure of these plants will reduce fixed costs and improve capacity utilization in other facilities.  We expect that once fully implemented, these actions will reduce annual operating costs by approximately $16 million.  These plants will cease manufacturing operations by the end of September 2003, and we expect to begin to realize the benefits of related expense reductions during the fourth quarter of 2003.  Preliminary estimates of restructuring and related charges associated with the plant closing activities, including severance, relocation, and accelerated depreciation, range from $11 to $13 million, or $0.12 to $0.15 per diluted share, for the third quarter; $2 to $3 million, or $0.02 to $0.03 per diluted share, for the fourth quarter; and approximately $1 million in 2004.  Related cash expenditures are expected to be about $5 million in 2003 and $3 million in 2004, which will be funded by cash generated through operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain estimates, predictions, and other “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934.  The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “target”, “may”, “will”, “plan”, “project”, “should”, “continue”, or the negative thereof or other similar expressions, or discussions of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; operating results and cash flows from acquisitions may differ from what we anticipate; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability and terms, particularly for polymer resins; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; the accuracy and completeness of estimated costs and benefits associated with announced plant closures; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings; and changes in our labor relations.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statements.

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

Controlled atmosphere packaging – A package that limits the flow of elements, such as oxygen or moisture, into or out of the package.

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

Paper Products – A grouping of Bemis products that consist primarily of multiwall and single ply paper bags and printed paper roll stock.

Polyethylene Products – A grouping of Bemis products that consist of packaging made from monolayer and coextruded polymer films that are often printed and converted to bags, roll stock or shrink overwrap.  The polymer raw material used to manufacture these products is polyethylene resin.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2003.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.               CONTROLS AND PROCEDURES

Company management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated, as of the end of the period covered by this report, disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) in place throughout the Company.  Based on this review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place throughout the Company are effective and can be relied upon to gather, analyze, and disclose all information that is required to be disclosed in the Company’s Exchange Act reports.  There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

In a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, the Company disclosed that the Department of Justice had notified the Company that it expected to initiate a criminal investigation into competitive practices in the labelstock industry.  Bemis expects to receive a subpoena with regard to this investigation in the future.  The Company has received no indication of allegations against Bemis and will continue to cooperate fully with the requests of the Department of Justice.

Following disclosure of the investigation by the Department of Justice, six civil lawsuits purporting to represent a nationwide class of labelstock purchasers have been filed naming Bemis and its wholly-owned subsidiary, Morgan Adhesives Company, as defendants, detailed as follows:

Named Plaintiff	Court	Date Instituted
Ampersand Label, Inc.	Western District of North Carolina	June 19, 2003
Ogden Brothers, Inc.	Northern District of Illinois	May 13, 2003
Scranton Label, Inc.	Middle District of Pennsylvania	May 27, 2003
Hyde Park Label Corp.	Western District of North Carolina	June 19, 2003
Sentry Business Products, Inc.	Northern District of Illinois	April 24, 2003
Graphix Art Systems, Inc.	District of Minnesota	May 22, 2003

The lawsuits filed to date allege a conspiracy to fix prices within the self-adhesive labelstock industry.  Other named defendants include Avery Dennison Corporation, UPM-Kymmene Corporation, and Raflatac, Inc.  The lawsuits allege that each of the defendants conspired to fix, raise, maintain or stabilize prices for self-adhesive labels in the United States and that, as a result, plaintiffs and members of the purported class paid artificially inflated prices.  The lawsuits request injunctive relief and damages, including treble damages, costs of suit, and reasonable attorneys’ fees.

Bemis intends to vigorously defend these lawsuits.  Given the preliminary nature of the Department of Justice investigation and related civil lawsuits, however, the Company is unable to predict the outcome of the lawsuits and what effect, if any, the resolution of these matters may have on the Company’s financial position.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Registrant’s 2003 Annual Meeting of Shareholders was held on May 1, 2003.

(c)                                  (1)  The shareholders voted for four director nominees for three-year terms.  There were no abstentions and no broker non-votes.  The vote was as follows:

Name of Candidate	Votes For	Votes Withheld
Winslow H. Buxton	44,683,301	494,117
John G. Bollinger	44,652,367	525,051
William J. Bolton	43,300,631	1,876,787
Barbara L. Johnson	42,943,111	2,234,307

(2)  The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2003 fiscal year.  The vote was 42,254,516 for, 2,571,197 against, and 351,703 abstentions.  There were no broker non-votes.

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

31.1                           CEO certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           CFO certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)                                 The Company made two Form 8-K filings during the quarter ended June 30, 2003.  The first filing, which was dated April 15, 2003, contained two press releases:  one dated April 15, 2003, announcing the U.S. Department of Justice’s intention to file a civil antitrust lawsuit to block the sale of the Company’s pressure sensitive materials business and the Department’s intention to launch a criminal investigation into competitive practices in the labelstock industry; and the other press release dated April 23, 2003, announcing earnings for the quarter ended March 31, 2003.  The second Form 8-K filing, which was dated May 27, 2003, announced the implementation of a 10b5-1 trading plan by the Chairman of the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

/s/ Stanley A. Jaffy	/s/ Gene C. Wulf
Stanley A. Jaffy, Vice President and Controller	Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer
August 12, 2003	August 12, 2003

Exhibit Index

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)
4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.* (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (7)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (5)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (8)
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

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (11)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (10)
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	CEO certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	CFO certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

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