Form 10-Q
period 2003-09-30
BEMIS CO INC
filed 2003-11-10
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 5, 2003, the registrant had 53,119,823 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the quarterly and year-to-date periods ended September 30, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  The food industry is our largest market, representing about 65 percent of our total company net sales.

During the third quarter of 2003, net sales increased by 10.1 percent compared to the same quarter of 2002.  Acquisitions made during the second half of 2002 accounted for 7.1 percent of this sales growth, with a positive impact from currency translation providing an additional 1.0 percent compared to last year.  Selling price increases resulting from the pass through of increased raw material costs drove the remaining 2.0 percent sales growth.  Diluted earnings per share were $0.64 for the third quarter of 2003 compared to $0.81 per share in 2002.  The results of the third quarter of 2003 include restructuring and related charges for the flexible packaging business segment of $0.12 per diluted share.

Restructuring and related charges in connection with the closure of three flexible packaging plants announced in July were $10.8 million during the third quarter of 2003.  Of the total charge, $5.3 million, representing primarily accelerated depreciation on affected assets, was recorded as cost of products sold.  The remaining $5.5 million related to employee severance and related charges and was recorded as other cost (income).

Results of Operations – Third Quarter 2003

Net sales for the third quarter ended September 30, 2003, were $662.0 million compared to $601.0 million in the third quarter of 2002.  Flexible packaging net sales increased to $532.6 million from $477.5 million in the third quarter of 2002, an 11.5 percent increase.  Acquisitions made during the second half of 2002 accounted for 9.0 percent of the sales growth in flexible packaging.  The increase in net sales was driven by higher selling prices in high barrier and polyethylene product lines, partially offset by lower unit sales volume in polyethylene product lines.  In the pressure sensitive materials business segment, net sales during the third quarter increased 4.8 percent to $129.4 million from $123.5 million in the third quarter of 2002, primarily reflecting a 6.0 percent benefit from translation of European currency.  The benefit of increased unit sales volume from roll label products was offset by a decrease in related selling prices and lower unit sales volume for higher priced products.

Operating profit from the flexible packaging business segment was $62.6 million, including a $10.8 million charge for restructuring and related charges, compared to $76.1 million during the third quarter of 2002.  As a percent of net sales, operating profit decreased to 11.8 percent from 15.9 percent in 2002. Increased profit from the high barrier product line was more than offset by lower operating results from other product lines.  The benefits of higher selling prices in polyethylene products were offset by lower unit sales volume.  Paper packaging products experienced substantially improved operating profits as compared to the second quarter of 2003, but remain behind the strong levels of 2002.  We also continue to experience higher pension and other employee benefit expenses in 2003.

Operating profit from the pressure sensitive materials business was $4.0 million, or 3.1 percent of net sales, compared to $4.9 million, or 4.0 percent of net sales, in the third quarter of 2002.  Compared to the third quarter of 2002, 2003 sales mix includes a larger percentage of lower margin roll label products.

Selling, general and administrative expenses increased to $62.9 million, or 9.5 percent of net sales, in the third quarter of 2003 compared to $54.5 million or 9.1 percent of net sales for the third quarter of 2002.  Higher expenses in 2003 reflect the additional costs of two businesses acquired during the second half of 2002 and higher pension expenses, partially offset by the benefits of ongoing cost control efforts.   During the third quarter, we recorded about $0.3 million of expenses related to the proposed transaction with UPM-Kymmene for the sale of our pressure sensitive materials business segment that was terminated in July 2003 and the ongoing antitrust investigation into the labelstock industry.  All costs associated with these efforts are being expensed as incurred.

Research and development expenses were $5.2 million for the third quarter of 2003 compared to $4.8 million for the third quarter of 2002.  As a percent of net sales, research and development expenses for the third quarter of 0.8 percent are consistent with the prior year’s levels.

Interest expense was $3.2 million for the third quarter of 2003, a decrease of $0.6 million from the third quarter of 2002.  Cash flow was focused on debt repayment during the quarter, and reduced short-term interest rates have also benefited interest expense.

Other costs (income) included $5.5 million of costs associated with employee severance and related benefits, building closure, and equipment removal related to the closure of three flexible packaging plants during the third quarter of 2003.  These charges were partially offset by improved performance at our Brazilian joint venture.

Results of Operations – Nine Months Ended September 30, 2003

Earnings per diluted share were $2.02 for the nine months ended September 30, 2003, and included expenses which totaled $0.12 per diluted share related to restructuring activities and related charges in the flexible packaging business segment.  For the first nine months of 2002, earnings per diluted share were $2.28.  Net sales for the nine months ended September 30, 2003, were $1.97 billion compared to $1.74 billion in the same period of 2002, an increase of 13.4 percent.  Acquisitions accounted for 9.1 percent of this sales growth.  Flexible packaging net sales increased to $1.58 billion from $1.37 billion for the comparable nine-month period, a 15.4 percent increase.  Flexible packaging acquisitions accounted for 11.5 percent of this sales growth.  Increased selling prices in high barrier and polyethylene product lines more than offset the negative impact of lower unit sales volume in polyethylene product lines.  In the pressure sensitive materials business segment, net sales for the nine months ended September 30, 2003, increased by 5.8 percent from $370.0 million in 2002 to $391.5 million in 2003.  This increase primarily reflects the benefits of translation of European currency.

Operating profit from the flexible packaging business segment was $199.2 million compared to $217.1 million for the nine months ended September 30, 2002.  An expense of $10.8 million for restructuring and related charges was recorded during the third quarter of 2003.  As a percent of net sales, operating profit decreased to 12.6 percent from 15.9 percent in 2002.  Operating profit was lower in polyethylene due to decreased production efficiencies on lower unit sales volume in 2003.  Changes in high barrier sales mix, which included an increased proportion of lower margin European sales in 2003, also contributed to lower operating profit.  Paper packaging products also experienced reduced profit rates in 2003 as a result of increased competition and lower industrial product sales volume levels experienced during the second quarter.

Operating profit from the pressure sensitive materials business was $12.5 million, or 3.2 percent of net sales, compared to $17.1 million, or 4.6 percent of net sales, for the nine months ended September 30, 2002.  This business continues to be negatively impacted by weak economic conditions and a competitive market environment.

Selling, general and administrative expenses increased to $193.2 million in the first nine months of 2003 compared to $170.0 million for the same period of 2002.  As a percent of net sales, selling, general and administrative expenses were consistent at 9.8 percent for each period.  Higher expenses in 2003 reflect the additional costs associated with two businesses acquired in the second half of 2002 and higher pension expenses, partially offset by the benefits of ongoing cost control efforts.   During the first nine months of 2003, we recorded about $3.3 million of expenses primarily related to the proposed transaction with UPM-Kymmene that was terminated in July 2003 and the ongoing antitrust investigation into the labelstock industry.  All costs associated with this transaction have been expensed as incurred.  Future costs associated with the antitrust investigation are not expected to be significant.

Research and development expenses were $16.3 million for the nine months ended September 30, 2003, compared to $13.1 million for the same period of 2002.  As a percent of net sales, research and development expenses were 0.8 percent for each period.

Interest expense was $9.8 million for the first nine months of 2003, a decrease of $1.8 million from the first nine months of 2002, primarily due to lower variable interest rates compared to last year.

Other costs (income) included $5.5 million of employee severance and related charges associated with the closure of three flexible packaging plants during the third quarter of 2003.  These charges were partially offset by improved performance at our Brazilian joint venture.

Financial Condition

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 35.6 percent at September 30, 2003, compared to 40.5 percent at December 31, 2002 and 38.7 percent at September 30, 2002.  Total debt decreased by $67.9 million during the first nine months of 2003, reflecting principal payments of $65.0 million and a $2.9 million decrease in the fair market value of certain long-term debt instruments.

Net cash provided by operating activities increased to $212.6 million for the nine months ended September 30, 2003, from $205.1 million for the same period of 2002.  Cash flow from operations was reduced by a $40.0 million voluntary, tax-deductible contribution to the Bemis defined benefit pension trust during the third quarter of 2003.  Cash paid for restructuring and related charges was $3.6 million.

Capital expenditures for the first nine months of 2003 were $76.1 million compared to $60.0 million for the same period of 2002.  Total capital expenditures for 2003 are expected to be approximately $110 million.

Subsequent Events –
Fourth Quarter Pressure Sensitive Materials Restructuring and Related Charges

On October 22, we announced an additional restructuring program for the pressure sensitive materials business segment, including the closure of our North Las Vegas, Nevada and Brampton, Ontario, Canada facilities.  The closure of these facilities will reduce fixed costs and improve capacity utilization in the pressure sensitive materials business segment.  Preliminary estimates of the restructuring and related charges associated with the facility closing activities range from $0.05 to $0.07 per diluted share in the fourth quarter of 2003, and $0.02 to $0.04 per diluted share in the first half of 2004.  These charges will be in addition to expected remaining charges associated with the flexible packaging restructuring and related charges of $0.02 to $0.04 per diluted share in the fourth quarter of 2003 and $0.01 to $0.02 per diluted share in 2004.

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

Labelstock – Base material for pressure sensitive labels.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2003.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Company management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated, as of the end of the period covered by this report, disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in place throughout the Company.  Based on this review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place throughout the Company are effective and can be relied upon to gather, analyze, and disclose all information that is required to be disclosed in the Company’s Exchange Act reports.  There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In a Form 8-K filed with the Securities and Exchange Commission on August 15, 2003, the Company disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  This issue was first disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, and further discussed in the Company’s Form 10-Q filed for the quarter ended June 30, 2003.  The Company is in the process of responding to the subpoena and will continue to cooperate fully with the requests of the Department of Justice.

In its Form 10-Q filed for the quarter ended June 30, 2003, the Company disclosed that it had been named, in addition to its wholly-owned subsidiary, Morgan Adhesives Company, as a defendant in six civil lawsuits.  Each lawsuit purports to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  Two additional lawsuits, Pamco Printed Tape & Label Co., Inc. v. Avery Dennison Corp., et al., C.A. No. 03 C 6439 and Pohle NV Center, etc., v. Avery Dennison Corp., et al., CV 2003-020794, named the Company and Morgan Adhesives Company as defendants and were filed in the United States District Court for the Northern District of Illinois, on September 11, 2003, and Superior Court, Maricopa County, AZ, on October 30, 2003, respectively.

All opportunity for discovery or substantive motion practice has been postponed in the first six cases (and is expected by the Company to be postponed in the new cases) until the Judicial Panel on MultiDistrict Litigation decides whether the cases should be consolidated, and where they should proceed.  A hearing was held before the Panel on October 9, 2003, to consider the coordination or consolidation of the seven lawsuits and the determination of the venue for the consolidated action.  No decision regarding the hearing has been given by the Panel, although it is expected that the cases will be consolidated in a single district of the Panel’s choosing.

The Company intends to vigorously defend these lawsuits.  Given the preliminary nature of the Department of Justice investigation and related civil lawsuits, however, the Company is unable to predict the outcome of the lawsuits and what effect, if any, the resolution of these matters may have on the Company’s financial position or results of operations.  The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial position, or liquidity of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           The Exhibit Index is incorporated herein by reference.

(b)           The Company made four Form 8-K filings during the quarter ended September 30, 2003, with filing dates as follows:

July 9, 2003, to furnish a press release containing an updated earnings outlook.

July 23, 2003, to furnish the Company’s second quarter earnings press release.

July 31, 2003, to file notice of a temporary suspension of trading under the Company’s employee benefit plans and to file a press release which announced the termination of the Company’s intention to sell its pressure sensitive material segment.

August 18, 2003, to disclose the receipt of a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the label stock industry.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

By /s/ Gene C. Wulf	By /s/ Stanley A. Jaffy
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer	Stanley A. Jaffy, Vice President and Controller
November 5, 2003	November 5, 2003

Exhibit Index

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)

4(b)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999.* (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (7)
10(f)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (5)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (6)
10(h)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (8)
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

10(l)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (11)
10(m)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (10)
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certifications of CEO and CFO.	Filed Electronically

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