Form 10-K
period 2003-12-31
BEMIS CO INC
filed 2004-03-15
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
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

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer.      YES ☒   NO ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on June 30, 2003, based on a closing price of $46.80 per share ($23.40 post-split) as reported on the New York Stock Exchange, was $2,485,677,000.

As of March 8, 2004, the Registrant had 106,817,028 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Proxy Statement - Annual Meeting of Stockholders May 6, 2004 - Part III

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I
Item 1.	Business
Item 2.	Properties

Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data
Management’s Responsibility Statement
Report of Independent Auditors
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Stockholders’ Equity
Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures
Exhibit Index

Schedule II – Valuation and Qualifying Accounts and Reserves
Report of Independent Auditors on Financial Statement Schedules

Exhibit 4(b) – Certificate of Bemis Company, Inc
Exhibit 10(f) – Bemis Supplemental Retirement Plan for Senior Officers

Exhibit 10(n) – Resolution Amending Bemis Company, Inc. 2001 Stock Incentive Plan
Exhibit 14 – Financial Code of Ethics

Exhibit 21 – Parent and Subsidiaries of the Registrant
Exhibit 23 – Consent of PricewaterhouseCoopers LLP

Exhibit 31.1 – Certification of Jeffrey H. Curler, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 8, 2004

Exhibit 31.2 – Certification of Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 8, 2004

Exhibit 32 – Certification of Jeffrey H. Curler, Chief Executive Officer of the Company, and Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Section 1350, dated March 8, 2004

PART  I  -  ITEMS 1, 2, 3, and 4

ITEM 1 - BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Registrant is a principal manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe with a growing presence in Asia Pacific, South America, and Mexico.  In 2003, approximately 80 percent of the Registrant’s sales were derived from the Flexible Packaging segment and approximately 20 percent were derived from the Pressure Sensitive Materials segment.

The primary market for its products is the food industry.  Other markets include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care products, tissue, batteries, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Registrant’s operations in its business segments is available at Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K Annual Report.

As of December 31, 2003, the Registrant had approximately 11,500 employees, about 8,000 of whom were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving four different international unions and one independent union and 19 individual contracts with terms ranging from one to six years.  During 2003, seven contracts covering approximately 570 employees at five different locations in the United States were successfully negotiated.  During 2004, five domestic labor agreements are scheduled to expire.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving six different unions with terms ranging from one to two years.

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

Flexible Packaging Segment

The Registrant manufactures a broad range of consumer and industrial packaging.  Due to changes in our organizational and manufacturing structure to better meet the needs of the market, the Registrant now manages the Flexible Packaging segment in terms of markets served rather than products produced.

Multilayer flexible polymer film structures and barrier laminates are sold for food, medical and personal care products as well as non-food applications utilizing controlled or modified atmosphere packaging.  Monolayer and coextruded films are also produced for applications with fewer barrier requirements.  Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, custom thermoformed plastic packaging, multiwall and single-ply paper bags, printed paper roll stock and bag closing materials.  Markets for our products include processed and fresh meat, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, seed, lawn and garden, tissue, fresh produce, sanitary products, disposable diapers, printed shrink overwrap for the food and beverage industry, personal care, agribusiness, minerals and medical device packaging.

Pressure Sensitive Materials Segment

The Registrant manufactures pressure sensitive materials that are sold into label markets, graphic markets, and technical markets.

Products for label markets include narrow-web rolls of pressure sensitive paper, film, and metalized film printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume data processing (EDP) stocks, bar code labels, and numerous laser printing applications.  Primary markets include food packaging, personal care product packaging, inventory control labeling, shipping labels, postage stamps, and laser/ink jet printed labels.

Products for graphic markets include pressure sensitive papers and films used for decorative signage through computer-aided plotters, digital and screen printers, and photographic overlaminate and mounting materials including optically clear films with built-in UV inhibitors.  Offset printers, sign makers, and photo labs use these products on short-run and/or digital printing technology to create labels, signs, or vehicle graphics.  Primary markets are indoor and outdoor signage, photograph and digital print overlaminates, and vehicle graphics.

Products for technical markets are pressure sensitive materials that are technically engineered for performance in varied industrial applications.  They include micro-thin film adhesives used in delicate electronic parts assembly and pressure sensitives utilizing foam and tape based stocks to perform fastening and mounting functions.  Tapes sold to medical markets feature medical-grade adhesives suitable for direct skin contact.  Primary markets are batteries, electronics, automotive, construction, medical, and pharmaceuticals.

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

No single customer accounts for ten percent or more of the Registrant’s total sales.  Furthermore, the loss of one or a few major customers would not have a material adverse effect on the Registrant’s operating results.  Nevertheless, business arrangements with large customers require a large portion of the manufacturing capacity at a few individual manufacturing sites.  Any change in the business arrangement would typically occur over a period of time, which would allow for an orderly transition for both the Registrant’s manufacturing site and the customer.

The major markets in which the Registrant sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Amcor Limited, Exopack Company, Hood Corporation, Intertape Polymer Group Inc., Alcan Packaging, Pliant Corporation, Printpack, Inc., Rexam PLC, Sealed Air Corporation, Sonoco Products Company, Smurfit-Stone Container Corporation, and Wihuri OY.  In the Pressure Sensitive Materials segment major competitors include Avery Dennison Corporation, Acucote, Inc., Green Bay Packaging Inc., 3M, Ricoh Company, Ltd., Ritrama Inc., Flexcon Co., Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene Corporation, and Wausau Coated Products Inc.

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

Research and Development Expense

Research and development expenditures were as follows:

	2003	2002	2001
Flexible Packaging	$17,060,000	$14,509,000	$8,527,000
Pressure Sensitive Materials	4,394,000	2,937,000	1,786,000
Total	$21,454,000	$17,446,000	$10,313,000

The increase in 2003 reflects additional effort related to new product development.

Environmental Control

Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, and competitive position of the Registrant and its subsidiaries.

Available Information

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549 (call 1-800-792-0330 for hours of operation). Electronically filed reports can also be accessed through the Registrant’s own website (http://www.bemis.com), under Investor Relations/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., 222 South Ninth Street, Suite 2300, Minneapolis, Minnesota 55402-4099, or calling (612) 376-3000.  In addition, the Registrant’s Board Committee charters and the Company’s standards of business conduct can be electronically accessed at the Company’s website or, free of charge, by writing directly to the Company.  The Registrant has adopted a Financial Code of Ethics which is filed as an exhibit to this Annual Report on Form 10-K, and is also posted on the Registrant’s website.

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

ITEM 2 - PROPERTIES

Properties utilized by the Registrant at December 31, 2003, were as follows:

Flexible Packaging Segment

This segment has 44 manufacturing plants located in 15 states and nine non-USA countries, of which 37 are owned directly by the Registrant or its subsidiaries and seven are leased from outside parties.  Leases generally provide for minimum terms of three to 25 years and have one or more renewal options.  The initial terms of leases in effect at December 31, 2003, expire between 2004 and 2010.

Pressure Sensitive Materials Segment

This segment has nine manufacturing plants located in five states and two non-USA countries, of which eight are owned directly by the Registrant or its subsidiaries and one is leased from an outside party.  The initial term, excluding renewal options, of the lease in effect as of December 31, 2003, expires in 2004.

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

ITEM 3 - LEGAL PROCEEDINGS

The Registrant is involved in a number of lawsuits incidental to its business, including environmental related litigation.  Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below, that any ultimate liability would not have a material adverse effect upon the Registrant’s financial condition or results of operations.

The Registrant is a potentially responsible party (PRP) in fourteen superfund sites around the United States.  In all cases, the Registrant is a “de minimis” PRP and has negotiated a position as such.  The Registrant has reserved an amount that it believes to be adequate to cover its exposure.

In a Form 8-K filed with the Securities and Exchange Commission on August 15, 2003, the Company disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  This issue was first disclosed in a Form 8-K filed with the Securities and Exchange Commission on

April 23, 2003, and further discussed in the Company’s Form 10-Q filed for the quarter ended June 30, 2003.  The Company has substantially complied with the subpoena and will continue to cooperate fully with the requests of the Department of Justice.

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in nine civil lawsuits.  Each lawsuit purports to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie held an Initial Pretrial Conference on December 17, 2003, at which time he entered a Case Management Order, which calls for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed in October 2004.  The Order does not set, at this time, a discovery cut-off or a trial date.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART  II  -  ITEMS 5, 6, 7, 7A, 8, 9 and 9A

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2003, there were 4,484 registered holders of record of our common stock.  Dividends paid and the high and low common stock prices per share were as follows:

	March 31	June 30	September 30	December 31
2003 *
Dividend paid per common share	$0.14	$0.14	$0.14	$0.14
Common stock price per share
High	$25.58	$24.15	$24.33	$25.03
Low	$19.66	$20.86	$21.39	$21.77

2002 *
Dividend paid per common share	$0.13	$0.13	$0.13	$0.13
Common stock price per share
High	$29.12	$28.53	$27.19	$27.15
Low	$23.32	$23.55	$19.70	$22.77

2001 *
Dividend paid per common share	$0.125	$0.125	$0.125	$0.125
Common stock price per share
High	$18.00	$20.33	$22.50	$26.24
Low	$14.35	$15.80	$17.93	$19.67

* All per share data have been restated to reflect the two-for-one stock split declared by the Board of Directors on January 29, 2004.

ITEM 6 - SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW

(dollars in millions, except per share amounts)

Years Ended December 31,	2003		2002		2001		2000		1999
Operating Data
Net sales	$2,635.0		$2,369.0		$2,293.1		$2,164.6		$1,962.6
Cost of products sold and other expenses	2,383.2		2,086.5		2,035.4		1,921.5		1,755.5
Interest expense	12.6		15.5		30.3		31.6		21.2
Income before income taxes	239.2		267.0		227.4		211.5		185.9
Provision for income taxes	92.1		101.5		87.1		80.9		71.1
Net income	147.1		165.5		140.3		130.6		114.8
Net income as a percent of net sales	5.6%		7.0%		6.1%		6.0%		5.8%

Common Share Data *
Basic earnings per share	1.39		1.56		1.33		1.23		1.10
Diluted earnings per share	1.37		1.54		1.32		1.22		1.09
Dividends per share	0.56		0.52		0.50		0.48		0.46
Book value per share	10.72		9.06		8.38		7.59		6.95
Stock price/earnings ratio range	15-19	x	13-19	x	11-20	x	10-16	x	14-18	x
Weighted-average shares outstanding for computation of diluted earnings per share	107,733,383		107,492,974		106,243,596		107,105,406		105,314,136
Common shares outstanding at December 31,	106,242,046		105,887,476		105,739,858		105,204,828		104,377,430

Capital Structure and Other Data
Current ratio	2.4		2.2		2.5		1.3		2.3
Working capital	436.3		395.8		348.7		144.9		330.3
Total assets	2,292.9		2,256.7		1,923.0		1,888.6		1,532.1
Short-term debt	6.5		5.2		5.7		234.8		6.8
Long-term debt	583.4		718.3		595.2		438.0		372.3
Stockholders’ equity	1,138.7		959.0		886.1		798.8		725.9
Return on average stockholders’ equity	14.0%		17.9%		16.7%		17.1%		16.2%
Return on average total capital	8.4%		10.3%		10.0%		10.8%		10.9%
Depreciation and amortization	128.2		119.2		124.1		108.1		97.7
Capital expenditures	106.5		91.0		117.5		100.4		137.4
Number of common stockholders	4,484		4,542		4,747		5,005		5,316
Number of employees	11,505		11,837		11,012		10,969		9,534

*  Share and per share data have been restated to reflect the two-for-one stock split declared by the Board of Directors on January 29, 2004.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three years ended December 31, 2003

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 26.

Percent

Three-year review of results

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of products sold	79.8	77.7	79.2
Gross margin	20.2	22.3	20.8
Selling, general, and administrative expenses	9.7	9.7	9.0
All other expenses	1.4	1.3	1.9
Income before income taxes	9.1	11.3	9.9
Provision for income taxes	3.5	4.3	3.8
Net income	5.6%	7.0%	6.1%
Effective tax rate	38.5%	38.0%	38.3%

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  The food industry is our largest market, representing about 65 percent of our total company net sales.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets into which we sell our flexible packaging products include medical devices, personal care, and tissue overwrap.  Our emphasis on supplying packaging to the food industry provides a more stable market environment for our flexible packaging business segment, which accounts for about 80 percent of our net sales.  The remaining 20 percent of our net sales is from the pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets.

Market conditions

Weak economic conditions have negatively impacted certain markets in which we participate that are more commodity-like in nature, in particular the pressure sensitive roll label market and the market for unprinted polyethylene film.  In both cases, competitive pricing and excess industry capacity have reduced profitability in those markets.  In response, we initiated restructuring efforts during 2003 to improve profitability by removing capacity and reducing fixed costs associated with our participation in each of those markets.  Competition from low cost foreign sources has not had a significant impact on our business during the past three years.  Our focus on the food industry and on unique, proprietary packaging structures combined with our proximity and service to customers creates barriers to entry for these competitors.

Terminated agreement to sell pressure sensitive materials segment

In August 2002, we announced an agreement to sell our pressure sensitive materials business segment for $420 million in cash to UPM-Kymmene, a large multinational paper company headquartered in Finland.  In July of 2003, after extensive negotiations with the U. S. Department of Justice and subsequent court proceedings in an attempt to obtain regulatory approval for the transaction, a U.S. District Court granted an injunction against the transaction, citing concerns about industry competition.  The purchase and sale agreement was terminated and we renewed our commitment to the pressure sensitive materials business segment and its customer base.

Restructuring and related charges

During 2003, we recorded restructuring and related charges totaling $16.7 million pre-tax.  This amount included charges for the flexible packaging business segment totaling $13.9 million related to the closure of three facilities: Murphysboro, Illinois; Union City, California; and Prattville, Alabama.  These plant closures eliminated less efficient capacity and consolidated production of monolayer blown film into fewer, more efficient facilities.  These unprinted, monolayer blown film products are sold into industrial markets in which demand has decreased substantially over the past several years.

Restructuring and related charges for the pressure sensitive materials business segment totaled $2.7 million in 2003, primarily reflecting the closure costs associated with the Brampton, Ontario, Canada and North Las Vegas, Nevada facilities, severance costs incurred at European and Brazilian operations, and supply chain adjustments.  We expect to incur an additional $1.7 million of charges during the first half of 2004 in connection with the closure of the North Las Vegas, Nevada facility.  These efforts will consolidate our roll label manufacturing into fewer plants and reduce costs in a highly competitive product line.

Annual savings as a result of the restructuring events detailed above are expected to be approximately $16 million for the flexible packaging business segment, beginning in 2004, and approximately $10 million for the pressure sensitive materials business segment, beginning during the second half of 2004.  We expect these savings to be substantially offset by unrelated increases in employee pension and other benefit costs.

Acquisitions

Since 1990, we have been active participants in the consolidation of the flexible packaging industry.  Our acquisition strategy is growth oriented, focused on the identification of businesses that offer unique packaging technologies, access to new markets or product lines, or critical mass.  Since 2000, we have completed four such acquisitions to enhance the breadth of our product offerings and expand the market and geographic participation of our business segments.  These four acquisitions have added nearly $300 million of net sales to our results, about half of which is from non-U.S. manufacturing plants.  We expect to continue to be an active participant in the global consolidation of our industries.

Results of Operations

Consolidated Overview

For the year ended December 31, 2003, net sales increased 11.2 percent to $2.64 billion from net sales of $2.37 billion in 2002.  Acquisitions made during the latter half of 2002 accounted for 6.6 percent of this net sales growth and currency translation accounted for about 3 percent.  The remaining 1.6 percent sales growth in 2003 primarily reflects the increased sales volumes in flexible packaging.  Net sales in 2002 increased 3.3 percent from $2.29 billion in 2001.  Acquisitions accounted for 4.7 percent of the net sales growth in 2002.  Strong 2002 flexible packaging sales to food markets were more than offset by weakness in markets such as industrial products, agribusiness products, and personal care.

Operating profit decreased to $280.0 million in 2003, compared to $316.4 million in 2002 and $289.0 million in 2001.  Operating profit as a percent of net sales decreased to 10.6 percent in 2003 compared to 13.4 percent in 2002 and 12.6 percent in 2001.  Included in operating profit for 2003 are $16.7 million of restructuring and related charges and an increase in pension expense of $12.8 million from 2002.  Competitive pricing pressures for flexible packaging products sold into industrial markets and for pressure sensitive roll label materials, in addition to increases in certain resin costs, contributed to lower margins in 2003.  Operating profit levels in 2002 benefited from increased production efficiencies and cost controls in both business segments.

Net income for 2003 totaled $147.1 million, compared to $165.5 million and $140.3 million in 2002 and 2001, respectively.  Diluted earnings per share were $1.37 for 2003, including a restructuring charge of $0.10 per diluted share.  This result is compared to diluted earnings per share of $1.54 for 2002 and $1.32 for 2001.  Effective January 1, 2002, we adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  This new accounting standard requires that goodwill no longer be amortized but instead be reviewed for impairment not less than annually.  If this standard had been in effect in 2001, diluted earnings per share would have been $1.41.

Flexible Packaging Business Segment

Our flexible packaging business segment provides packaging to a variety of end markets, including meat, cheese, confectionery products, personal care, pet food, frozen foods, produce, lawn and garden, diapers, tissue paper, beverages, newspaper, medical devices, bakery, and snack foods.  These markets are generally less affected by economic cycles and grow through product innovation and geographical expansion.

The most significant raw materials used in our flexible packaging business segment are polymer resins, which we use to develop and manufacture single layer and multilayer film products.  Most of our flexible packaging products are sold under contract in which selling prices are adjusted periodically to reflect the prevailing market price of raw material components.  Generally, the impact of raw material price changes on our operating margins is minimized by the use of these contracts.  During periods of unusual price volatility, selling price changes may lag behind changes in raw material pricing.  Of the polymer resins we use, polyethylene resin is the most prevalent and experiences the greatest market price volatility.  Changes in the price of polyethylene resin normally have a corresponding impact on the net sales of our packaging into the bakery, tissue and industrial markets.  During 2003, polyethylene resin prices increased 30 percent during the first quarter in anticipation of natural gas shortages due to conflict in the Middle East and other international supply concerns.  As concerns subsided in April, prices drifted back down resulting in a volatile pricing period that delayed our ability to adjust selling prices, which negatively impacted operating margins.

Our flexible packaging business segment recorded net sales of $2.10 billion in 2003, a 12.3 percent increase from $1.87 billion in 2002.  Of this total increase, 8.4 percent is a result of acquisitions completed during the latter half of 2002 and 2.0 percent is a result of currency translation.  During 2003, our flexible packaging business segment benefited from the impact of new products in the shrink bag product line and growth in the medical device packaging market.  These positive factors were partially offset by weaker sales in early 2003 to weather-sensitive markets such as lawn and garden, packaged ice and bottled water due to unusually cold and wet Spring weather.  Net sales were also negatively impacted by increased competition in industrial markets for sales of unprinted polyethylene film and multiwall paper bags for agricultural and chemical products.  In the future, we will continue to use our material science expertise to introduce new products to our customers and we believe the medical device market will continue to grow over the next several years.  We expect competition in certain low margin markets to remain strong, and we have responded by reducing costs for those products with the 2003 restructuring program described below.  Net sales increased 3.8 percent in 2002 from $1.80 billion in 2001.  Acquisitions accounted for an increase of 6.0 percent from 2001 levels.  This increase was partially offset by lower production volumes and inefficiencies in certain manufacturing plants driven by a change in sales mix that created capacity constraints during 2002.

Operating profit decreased to $263.7 million in 2003 from $289.1 million and $276.9 million in 2002 and 2001, respectively.  Operating profit as a percentage of net sales decreased to 12.6 percent in 2003 compared to 15.5 percent in 2002 and 15.4 percent in 2001.  Factors that dampened operating profit in 2003 include increased employee pension and other benefit costs and unusual volatility in the price of polyethylene resin during the first half of the year.  While raw material prices are expected to fluctuate during the next year, we do not anticipate the level of volatility that we experienced in 2003.

In July 2003, we announced a restructuring effort to reduce fixed costs, take out monolayer film capacity and direct production volume to more efficient facilities.  We closed three flexible packaging manufacturing facilities in the latter half of 2003 recording restructuring and related charges of $13.9 million.  These charges included costs related to accelerated depreciation of assets totaling $7.1 million, which has been recorded as costs of products sold.  The remaining $6.8 million of charges include $5.0 million for employee severance and related costs and $1.8 million of other exit costs, primarily equipment relocation, all of which have been recorded as other costs (income), net.  With the flexible packaging restructuring efforts essentially completed, we expect to achieve annual savings, primarily in cash, of about $16 million beginning in 2004.  This savings is expected to be substantially offset by unrelated increases in employee pension and other benefit costs in 2004.

Pressure Sensitive Materials Business Segment

The pressure sensitive materials business segment offers adhesive products to three markets:  prime and variable information labels, which include roll label stock used in a wide variety of label markets; graphic design, used to create signage and decorations; and technical components, which represent pressure sensitive components for industries such as the electronics, automotive, battery, construction and medical industries.  This business segment was adversely affected by the general weakness in the economy, and the roll label industry in particular has been plagued with excess capacity since 2000.

Paper is the primary raw material used in our pressure sensitive materials business segment.  For the last several years, general economic conditions have had a greater negative influence on selling prices and operating performance than raw material costs.

Our pressure sensitive materials business segment reported net sales of $534.1 million in 2003, an increase of 7.0 percent compared to the prior year.  Net sales were $498.9 million and $491.2 million in 2002 and 2001, respectively.  The increase in net sales during 2003 is primarily related to translation of results of our European pressure sensitive materials operations due to the strengthening of the Euro currency during the year.  Our European operations represent about 41 percent of our total segment net sales.  Improvements in unit sales volume for roll label materials were substantially offset by unit sales volume declines in graphic products.  The combination of results attributed to changes in price and mix delivered a total of one percent improvement to net sales in 2003.  During 2002, increased unit sales volume for roll label products provided modest net sales growth in this segment compared to 2001.

Operating profit decreased to $16.3 million or 3.1 percent of net sales in 2003 from $27.3 million or 5.5 percent of net sales in 2002.  Operating profit increased in 2002 from $12.1 million or 2.5 percent of net sales in 2001.  Roll label markets remained very competitive throughout 2003, as reduced selling prices offset much of the benefits of improving production volume during the year.  During 2003, we recorded restructuring and related charges of $2.7 million and announced the closure of two pressure sensitive materials facilities in order to improve capacity utilization in early 2004.  New high performance adhesive products and ongoing Six Sigma production and service improvements are also expected to positively impact operating profit levels in 2004.  Improving economic conditions would increase demand for pressure sensitive materials products and benefit operating profit through increased sales in this segment.

In October of 2003, we announced the restructuring of our roll label capacity.  By the end of the second quarter of 2004, we expect to have closed two facilities to reduce fixed costs and improve capacity utilization.  Restructuring and related charges of $2.7 million were recorded primarily as other costs (income), net, in 2003, of which $2.3 million was related to severance and related charges.  The remaining $0.4 million reflects the accelerated depreciation of assets and other related costs and was recorded as an element of cost of products sold.  We expect to record approximately $1.7 million of additional charges during the first half of 2004 upon completion of these efforts.  Estimated savings resulting from reduced fixed costs and improved capacity utilization are expected to be about $10 million annually, beginning in the second half of 2004.  Increased employee benefit and pension costs are expected to offset a portion of these savings.

Consolidated Gross Margin

Gross margins decreased to 20.2% in 2003 from 22.3% in 2002 and 20.8% in 2001.  Lower margins in 2003 reflect the impact of unusually volatile raw material prices for flexible packaging products, coupled with pricing pressure in markets for certain commodity-like products.  We have reduced our exposure to these markets through restructuring efforts and are introducing unique materials into markets where value can be added.  Restructuring charges primarily related to accelerated depreciation reduced gross margins by $7.6 million in 2003.  We also continue to implement Six Sigma efforts focused on specific areas of concern to reduce waste and manufacturing costs.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales for 2003 remained level with 2002 at 9.7 percent and increased from the 2001 level of 9.0 percent.  Expenses totaled $256.7 million in 2003, $229.3 million in 2002, and $207.2 million in 2001.  These amounts include $0.2 million in 2003 for restructuring related costs and legal fees of $3.2 million for 2003 and $1.8 million for 2002, primarily related to the effort to sell the pressure sensitive materials business.  We expect selling, general and administrative expenses in 2004 to be about 9.5 percent of net sales.

Research and Development

Research and development expenses increased to $21.5 million in 2003, compared to $17.4 million in 2002 and $10.3 million in 2001.  Increased research and development spending in 2003 reflects increased product development activities that incorporate newly acquired film technologies, as well as new applications for flexible packaging products.  Research and development efforts associated with new pressure sensitive materials products also impacted costs in 2003.  Rather than managing our research and development effort as a separate business unit, we make it an integral part of our daily plant operations.  This results in lower overhead expense and limits capital requirements. Our research and development engineers work directly on commercial production equipment, bringing new products to market without the use of pilot equipment. We believe this approach significantly improves the efficiency, effectiveness, and relevance of our research and development activities and results in earlier commercialization of new products.  Expenditures that are not distinctly identifiable as research and development costs are included in cost of products sold.

Interest Expense

During 2003, strong cash flow from operations was used to reduce commercial paper outstanding.  In addition, interest rates continued to decline to historically low levels.  With substantially all of our outstanding debt subject to variable rates and lower debt levels during 2003, interest expense decreased to $12.6 million compared to $15.4 million in 2002 and $30.3 million in 2001.

Other Costs (Income), Net

We reported net other costs of $2.7 million in 2003, compared to net other income of $1.2 million in 2002 and net other costs of $1.9 million in 2001.  In 2003, this item included $8.9 million of restructuring charges related specifically to employee severance and related charges associated with the closure of manufacturing facilities.  Results of our Brazilian joint venture, which is accounted for using the equity method of accounting, are also reflected in other costs and income.  The joint venture delivered $3.2 million of income during 2003, compared to nearly breakeven in 2002 and a $3.7 million loss in 2001.  The joint venture has benefited from improved production efficiencies and cost control efforts over the last few years.  Cash balances held in foreign bank accounts increased during 2003 and provided additional interest income compared to the prior year.

Income Taxes

Our effective tax rate was 38.5 percent in 2003, 38.0 percent in 2002 and 38.3 percent in 2001.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each of those three years principally relates to state and local income taxes net of federal income tax benefits.

Capital Expenditures

Capital expenditures increased to $106.5 million in 2003, compared to $91.0 million in 2002 and $117.5 million in 2001.  The 2001 acquisition of Duralam, Inc. delivered additional capacity to the flexible packaging business segment, effectively reducing the need for capital expenditures in 2002.  One of the more significant projects in 2002 and 2003 has been the construction of the new film plant for the medical device packaging market that began operations in the summer of 2003.  Capital expenditures for 2004 are expected to range from $130 to $135 million, nearly equivalent to our expected total annual depreciation and amortization charge for 2004.  Planned expenditures for 2004 include additional capacity for our European operations to meet strong demand for our shrink bag products and to provide a platform to introduce new proprietary film products.

Capital Structure, Liquidity and Cash Flow

Debt to total capitalization

At December 31, 2003, our debt to total capitalization ratio, which we define as total debt divided by total capital (total debt, deferred tax liabilities, and stockholders’ equity), was 31.4 percent, compared to 40.5 percent and 37.3 percent at December 31, 2002 and 2001, respectively.  The decrease in 2003 from previous year’s levels reflects debt payments totaling $124.4 million in 2003 and increased stockholders’ equity.  Higher debt levels in 2002 reflect the impact of two acquisitions financed primarily with commercial paper.

Credit rating

Our capital structure and financial practices have earned Bemis Company long-term credit ratings of “A” from Standard and Poor’s and “A2” from Moody’s Investors Service, and a credit rating of “A-1” and “P-1” for our commercial paper program from Standard and Poor’s and Moody’s Investors Service, respectively.  Our strong financial position and credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Liquidity

At year-end, our debt outstanding included $194 million of commercial paper and $350 million of long-term unsecured notes.  Based upon our current credit rating, we enjoy ready access to the commercial paper markets.  While not anticipated, if these markets were to become illiquid or if a credit rating downgrade limited our ability to issue commercial paper, we would draw upon existing back-up credit facilities.  These credit facilities are made up of a $334 million, multiyear credit agreement expiring in 2006, and a $215 million, 364-day credit agreement that was renewed on January 9, 2004.  Each is supported by a group of major U.S. and international banks.  Covenants imposed by these bank credit facilities include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  In addition to funds available under these credit facilities, we also have the capability of issuing up to approximately $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  If these credit facilities and ECNs were no longer available to us, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing cost.

Commercial paper outstanding at December 31, 2003, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related backup credit agreement expires in 2006.

Interest rate swaps

Our long-term unsecured notes include $100 million due in July 2005 and $250 million due in August 2008.  In September 2001, we entered into interest rate swap agreements with three U.S. banks, which increased our exposure to variable rates.  We generally prefer variable rate debt since it has been our experience that borrowing at variable rates is less expensive than borrowing at fixed rates over the long term.  These interest rate swap agreements, which expire in 2005 and 2008, reduced the interest cost of the $350 million of long-term debt from about 6.6 percent to about 2.2 percent in 2003.  Since these variable rates are based upon six-month London Interbank Offered Rates (LIBOR) at the semiannual interest payment dates of the corresponding notes, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $559.5 million of total debt outstanding would increase by $5.6 million.

Accounting principles generally accepted in the United States of America require that the fair value of these swaps, which have been designated as hedges of our fixed rate unsecured notes outstanding, be recorded as an asset or liability of the company.  The fair value of these swaps was recorded as an asset of $22.6 million at December 31, 2003, and an asset of $31.8 million at December 31, 2002.  For each period, an offsetting increase or decrease is recorded in the fair value of the related long-term notes outstanding.  These fair value adjustments do not impact the actual balance of outstanding principal due on the notes, nor do they impact the income statement or related cash flows.  Credit loss from counterparty nonperformance is not anticipated.

Share repurchases

We did not make any share repurchases during 2003 or 2002.  We purchased 30,000 shares (pre-split) for $1.2 million during 2001.  As of December 31, 2003, management is authorized by our Board of Directors to purchase up to 4.7 million shares of additional stock for the treasury.

Pension contribution

A voluntary, tax deductible contribution of $40 million was made to our U.S. defined benefit pension plans in August 2003 which improved the funded status of our two largest defined benefit plans.  No contributions were made to the Bemis Company U.S. defined benefit pension plans during 2002 or 2001.  We do not expect a contribution to those plans to be required during 2004.  Contributions to our non-U.S. defined benefit pension plans are not significant.

Cash flow

Cash provided by operating activities was $311.1 million in 2003, which reflects the payment of a $40 million pension contribution and $5.9 million for restructuring and related charges during 2003.  This is compared to cash flow from operations of $286.7 million in 2002 and $317.9 million in 2001.  Cash flow during 2001 benefited from reduced working capital levels that provided cash of $43.1 million.

We expect cash generated by operating activities during 2004 to be more than adequate to fund all of our cash requirements that are reasonably foreseeable for 2004.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, capital lease obligations, operating lease obligations and certain other purchase obligations as of December 31, 2003.

		Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt payments (1)	$561.9	$1.1	$295.1	$250.2	$15.5
Capital leases (2)	0.7	0.3	0.3	0.1	0.0
Operating leases (3)	24.0	6.8	7.1	4.6	5.5
Purchase Obligations (4)	95.9	87.3	8.6

(1)               These amounts are included in our Consolidated Balance Sheets.  A portion of this debt is commercial paper backed by a bank credit facility that expires on August 8, 2006.  See Note 11 of the Notes to the Consolidated Financial Statements for additional information about our debt and related matters.

(2)               The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets.  See Note 10 of the Notes to the Consolidated Financial Statements for additional information about our capital lease obligations.

(3)               We enter into operating leases in the normal course of business.  Substantially all lease agreements have fixed payment terms based on the passage of time.  Some lease agreements provide us with the option to renew the lease or purchase the leased property.  Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.  Our operating lease obligations are described in Note 10 of our Consolidated Financial Statements.

(4)               Purchase obligations represent contracts or commitments for the purchase of raw materials, utilities, capital equipment and various other goods and services.

Market Risks and Foreign Currency Exposures

We enter into contractual arrangements (derivatives) in the ordinary course of business to manage foreign currency exposure and interest rate risks.  We do not enter into derivative transactions for trading purposes.  Our use of derivative instruments is subject to internal policies that provide guidelines for control, counterparty risk, and ongoing reporting.  These derivative instruments are designed to reduce the income statement volatility associated with movement in foreign exchange rates and to achieve greater exposure to variable interest rates.

Interest expense calculated on our outstanding debt is substantially subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $559.5 million of total debt outstanding would increase by $5.6 million.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables, principally for transactions in non-Euro zone countries.  At December 31, 2003 and 2002, we had outstanding forward exchange contracts with notional amounts aggregating $5.2 million and $5.0 million, respectively.  Forward exchange contracts generally have maturities of less than nine months and relate primarily to major Western European currencies.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The $15,600 net settlement expense (fair value) related to active forward foreign currency exchange contracts is recorded on the balance sheet within current liabilities and as an element of other costs (income), net, which offsets the related transaction gains and losses on the related foreign denominated asset or liability.

The operating results of our international operations are recorded in local currency and translated into U.S. dollars for consolidation purposes.  The impact of foreign currency translation on 2003 net sales was an increase of $68.9 million or 2.9 percent from 2002.  Operating profit improved by approximately $6 million as a result of the positive effect of foreign currency translation during 2003.

Dividends

We increased our quarterly cash dividend by 7.7 percent during the first quarter of 2003 to 14 cents per share from 13 cents per share.  This followed increases of 4.0 percent and 4.2 percent in 2002 and 2001, respectively.

In January 2004, the Board of Directors approved the 21st consecutive annual increase in the quarterly cash dividend on common stock to 16 cents per share, a 14.3 percent increase.

Long-term Compensation

Our practice of awarding long-term compensation has relied primarily on restricted stock programs that are valued at the time of the award and expensed over the vesting period.  Pursuant to SFAS No. 123, “Accounting for Stock Options,” we disclose the impact on net income and earnings per share of stock options outstanding, as if compensation expense were measured using a fair value method, in the footnotes accompanying our financial statements.  If we followed a fair value based method of recognizing expense for stock options, diluted earnings per share would have been reduced by two cents for the year ended 2003, and one cent for each of the years ended 2002 and 2001.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting estimates used in the preparation of our consolidated financial statements.

•                  The calculation of annual pension costs and related assets and liabilities; and

•                  The valuation and useful lives of intangible assets and goodwill.

Accounting for annual pension costs

We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  As permitted by SFAS No. 87, we use a calculated value of plan assets (which is further described below).  SFAS No. 87 requires that the effects of the performance of the pension plan’s assets and changes in pension liability discount rates on our computation of pension income or expense be amortized over future periods.

Pension expense recorded in 2003 was $9.6 million, compared to pension income of $3.2 million in 2002 and pension income of $10.5 million in 2001.  We expect 2004 pension expense to be approximately $25 million.

One element used in determining annual pension income and expense in accordance with SFAS No. 87 is the expected return on plan assets.  As of January 1, 2004, for our U.S. defined benefit pension plans, we have assumed that the expected long-term rate of return on plan assets will be 9.0 percent.  This represents a decrease from the 9.5 percent level assumed for 2003 and 10.0 percent level assumed for 2002.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based upon our target asset allocation.  Using historical long-term investment periods of 10, 15 and 20 years, our pension plan assets have earned rates of return of 10.1 percent, 10.7 percent and 11.4 percent, respectively, each in excess of our assumed rates.

In future years, we expect that returns will be lower than the historical returns discussed above due to a generally lower inflation and interest rate environment.  Considering this, we selected a 9.0 percent long-term rate of return on assets assumption as of January 1, 2004.  Using our target asset allocation of plan assets of 80 percent equity securities and 20 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

This assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over approximately three years.  This process calculates the expected return on plan assets that is included in pension income or expense.  The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods.  The net deferral of asset gains and losses affects the calculated value of pension plan assets and, ultimately, future pension income and expense.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2003, for our U.S. defined benefit pension plans we determined this rate to be 6.25 percent, a decrease of one half of one percent from the rate used at December 31, 2002.

Pension assumptions sensitivity analysis

Based upon current assumptions of 6.25 percent for the discount rate and 9.0 percent for the expected rate of return on pension plan assets, we expect pension expense before the effect of income taxes for 2004 to be approximately $25 million.  The following charts depict the sensitivity of estimated 2004 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

(dollars in millions)	Total increase (decrease) to pension expense from current assumptions
Discount rate
5.75 percent	$3.5
6.00 percent	$1.7
6.25 percent	$0.0
6.50 percent	$(1.7)
6.75 percent	$(3.4)

Rate of Return on Assets
8.00 percent	$3.4
8.50 percent	$1.7
9.00 percent	$0.0
9.50 percent	$(1.7)
10.00 percent	$(3.4)

At December 31, 2002, the actuarially measured value of the accumulated benefit obligations under the plans exceeded the fair value of the pension plan assets resulting in a minimum pension liability charge to equity (accumulated other comprehensive income, net of taxes) of approximately $48 million.  At December 31, 2003, the fair value of the pension plan assets of the largest of the defined benefit pension plans exceeded the actuarially measured value of the accumulated benefit obligations, resulting in the reversal of a portion of the charge from the previous year. As of December 31, 2003, the minimum pension liability included in equity was reduced by

$26.1 million. The following chart depicts the sensitivity of the minimum pension liability adjustment to equity to changes in the assumed discount rate.

(dollars in millions)	Total increase (decrease) in minimum pension liability net of taxes, from current assumptions
Discount rate
5.75 percent	$37.2
6.00 percent (1)	$30.1
6.25 percent	$0.0
6.50 percent	$(2.4)
6.75 percent	$(4.6)

(1)          The $40 million contribution to the defined benefit pension plans during 2003 increased the prepaid asset on the balance sheet.  The portion of that asset related to defined benefit plans that are underfunded is effectively reversed and recorded as a debit to equity at year end in order to record the minimum liability for the plans.  It should be noted that if the discount rate was reduced to 6.0 percent at December 31, 2003, the accumulated benefit obligation for the largest of the defined benefit pension plans would exceed the related plan assets and the related prepaid asset of about $30 million would be offset with a minimum pension liability adjustment and result in a corresponding charge to equity as shown in the table above.  A further decrease in discount rate to 5.75 percent would only result in an additional minimum liability adjustment, net of taxes, of $7.1 million.

Intangible assets and goodwill

The purchase price of each new acquisition is allocated to tangible assets, identifiable intangible assets, liabilities assumed, and goodwill.  Determining the portion of the purchase price allocated to identifiable intangible assets and goodwill requires us to make significant estimates.  The amount of the purchase price allocated to intangible assets is generally determined by estimating the future cash flows of each asset and discounting the net cash flows back to their present values.  The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $450.6 million as of December 31, 2003.

Intangible assets consist primarily of purchased technology, customer relationships, patents, trademarks, and trade names and are amortized using the straight-line method over their estimated useful lives, which range from one to 20 years, when purchased.  We review these intangible assets for impairment as changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable.  The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  These estimates and projections require judgments as to future events, condition and amounts of future cash flows.

New Accounting Pronouncements

Effective December 31, 2003, the Company adopted certain disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans.  Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004.  All other provisions under this Statement are effective for fiscal years ending after December 15, 2003.  See Note 7 and Note 8 for disclosures required under this Statement.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement requires that three types of freestanding financial instruments be classified as liabilities; mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price.  This Statement is effective for all financial instruments modified or entered into after May 31, 2003, and otherwise effective for interim periods beginning after December 15, 2003.  The Company will adopt the Statement as required during the first quarter of 2004, with no impact on the consolidated financial statements expected.

Effective February 1, 2003, the Company adopted FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.”  This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003, and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003.

The Company has reviewed its major commercial relationships and its overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interest in these parties.  The review has resulted in a determination that the Company would not be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.  The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  At December 31, 2002 and 2003, the Company does not have any significant guarantees or required disclosures under FASB Interpretation No. 45.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This standard reviews the accounting for certain exit costs and disposal activities currently set forth in Emerging Issues Task Force issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal change relates to the requirements necessary for recognition of a liability for a cost associated with an exit or disposal activity.  The new statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date of commitment to an exit plan.  This statement is effective for exit and disposal activities initiated after December 31, 2002.  The new standard principally impacts the ultimate timing of when charges are recorded as opposed to the amount of the ultimate charge.  The Company adopted SFAS No. 146 for all exit activities initiated in 2003.  See Note 6 for disclosures relating to these activities.

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

Subsequent Events

Common Stock Split

On January 29, 2004, the Board of Directors declared a two-for-one split of the common stock effected in the form of a 100 percent stock dividend on outstanding stock distributed on March 1, 2004, to the shareholders of record on February 17, 2004.  The balance sheet and statement of stockholders’ equity reflect the stock split as if it occurred on December 31, 2003.  All common share and per share data included in the financial statements and footnotes have been restated to reflect the stock split.  The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and a like amount charged to capital in excess of par.

Increase in ownership of Itap Bemis Ltda.

Effective January 1, 2004, we contributed our 90 percent ownership interest in Curwood Itap Ltda., our shrink film business in Brazil, to our Brazilian flexible packaging joint venture, Itap Bemis Ltda.  In exchange for this contribution, our ownership interest in Itap Bemis Ltda. increased from 33 percent to 45 percent.  The joint venture will continue to be accounted for on the equity method and equity earnings will be included as a component of other costs (income), net.

Forward-Looking Statements

This Annual Report contains certain estimates, predictions, and other “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  Forward-looking statements are generally identified with the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), perceived opportunities in the market and statements regarding our mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; operating results and cash flows from acquisitions may differ from what we anticipate; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is included in Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K Annual Report, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Form 10-K Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility Statement

The management of Bemis Company, Inc., is responsible for the integrity, objectivity, and accuracy of the financial statements of the Company.  The financial statements are prepared by the Company in accordance with accounting principles generally accepted in the United States of America, and using management’s best estimates and judgments, where appropriate.  The financial information presented throughout the Annual Report is consistent with that in the financial statements.

Management is also responsible for maintaining a system of internal accounting controls and procedures designed to provide reasonable assurance that the books and records reflect the transactions of the Company, and that assets are protected against loss from unauthorized use or disposition.  Such a system is maintained through written accounting policies and procedures, administered by trained Company personnel and updated on a continuing basis to ensure their adequacy to meet the changing requirements of our business.  The Company requires that all of its affairs, as reflected by the actions of its employees, will be conducted on a high ethical plane.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets quarterly with management, the internal audit manager, and independent accountants to review the work of each and to satisfy itself that the respective parties are properly discharging their responsibilities.  Both PricewaterhouseCoopers LLP and the internal audit manager have had and continue to have unrestricted access to the Audit Committee, without the presence of Company management.

Jeffrey H. Curler	Gene C. Wulf	Stanley A. Jaffy
President and	Vice President, Chief Financial	Vice President and
Chief Executive Officer	Officer and Treasurer	Controller

Report of Independent Auditors

To the Stockholders and the Board of Directors of Bemis Company, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the consolidated financial position of Bemis Company, Inc., and its subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of Bemis Company, Inc.’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 21, 2004, except for Note 2, as to which the date is January 29, 2004

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001

Net sales	$2,635,018	$2,369,038	$2,293,104

Costs and expenses:
Cost of products sold	2,101,537	1,840,115	1,815,442
Selling, general, and administrative expenses	256,689	229,325	207,158
Research and development	21,454	17,446	10,313
Interest expense	12,564	15,445	30,343
Other costs (income), net	2,659	(1,206)	1,869
Minority interest in net income	870	898	554

Income before income taxes	239,245	267,015	227,425

Provision for income taxes	92,100	101,500	87,100

Net income	$147,145	$165,515	$140,325

Basic earnings per share of common stock	$1.39	$1.56	$1.33

Diluted earnings per share of common stock	$1.37	$1.54	$1.32

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash	$76,476	$56,401
Accounts receivable, less $14,949 and $13,689 for doubtful accounts and allowances	333,743	321,790
Inventories	305,182	308,344
Prepaid expenses	36,505	35,120
Total current assets	751,906	721,655

Property and equipment:
Land and land improvements	25,213	22,520
Buildings and leasehold improvements	334,218	306,466
Machinery and equipment	1,255,877	1,190,516
Total property and equipment	1,615,308	1,519,502
Less accumulated depreciation	(700,033)	(609,549)
Net property and equipment	915,275	909,953

Other long-term assets:
Goodwill	450,593	448,009
Other intangible assets	71,149	76,176
Deferred charges and other assets	104,009	100,857
Total other long-term assets	625,751	625,042

TOTAL ASSETS	$2,292,932	$2,256,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,113	$3,516
Short-term borrowings	5,402	1,714
Accounts payable	222,774	230,468
Accrued liabilities:
Salaries and wages	69,499	71,610
Income taxes	7,504	8,248
Other	9,294	10,297
Total current liabilities	315,586	325,853

Long-term debt, less current portion	583,399	718,277
Deferred taxes	150,312	106,050
Other liabilities and deferred credits	99,505	143,056
Total liabilities	1,148,802	1,293,236

Minority interest	5,397	4,440

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value: Authorized – 248,000,000 shares Issued – 115,045,107 and 61,344,887 shares	11,505	6,134
Capital in excess of par value	249,609	248,206
Retained earnings	1,140,151	1,052,475
Accumulated other comprehensive income (loss).	(12,188)	(97,497)
Common stock held in treasury, 8,803,061 and 8,401,149 shares, at cost	(250,344)	(250,344)
Total stockholders’ equity	1,138,733	958,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,292,932	$2,256,650

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$147,145	$165,515	$140,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,189	119,231	124,147
Minority interest in net income	870	898	554
Stock award compensation.	10,666	15,210	11,332
Deferred income taxes	27,215	19,391	14,103
Loss (income) of unconsolidated affiliated companies	(3,098)	208	2,320
Loss on sale of property and equipment	484	1,279	1,221
Restructuring related activities	10,794
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,781	(28,373)	48,973
Inventories	19,836	(20,083)	19,403
Prepaid expenses	1,485	(127)	2,142
Accounts payable	(27,978)	26,879	(42,989)
Accrued salaries and wages	4,106	826	7,565
Accrued income taxes	(353)	4,561	7,782
Accrued other taxes	(1,455)	(205)	257
Changes in other liabilities and deferred credits	(4,032)	(2,128)	14,850
Changes in deferred charges and other investments	(14,524)	(16,352)	(34,046)
Net cash provided by operating activities	311,131	286,730	317,939

Cash flows from investing activities:
Additions to property and equipment	(106,476)	(91,004)	(117,481)
Business acquisitions, net of cash acquired	(12,495)	(209,583)	(72,155)
Proceeds from sales of property and equipment	308	416	867
Net cash used in investing activities	(118,663)	(300,171)	(188,769)

Cash flows from financing activities:
Proceeds from long-term debt		88,995	160,001
Repayment of long-term debt	(125,535)		(1,295)
Change in short-term borrowings	3,144	(724)	(5,135)
Change in current portion of long-term debt	(2,530)	(304)	(223,889)
Cash dividends paid to stockholders	(59,469)	(55,059)	(52,812)
Purchase of common stock for the treasury			(1,226)
Stock incentive programs	332		687
Net cash (used) provided by financing activities	(184,058)	32,908	(123,669)

Effect of exchange rates on cash	11,665	1,833	690

Net increase in cash	20,075	21,300	6,191
Cash balance at beginning of year	56,401	35,101	28,910

Cash balance at end of year	$76,476	$56,401	$35,101

Supplemental disclosure of cash flow information:
Business acquisitions, net of cash acquired:
Working capital acquired (net)	$3,099	$25,214	$5,052
Property acquired	7,708	74,061	16,813
Goodwill and intangible assets acquired		112,783	49,085
Deferred charges and other assets acquired	503	333	3,000
Long-term debt, deferred taxes, and other liabilities		(2,808)	(1,795)
Net adjustments to prior year acquisitions	1,185
Cash used for acquisitions	$12,495	$209,583	$72,155

Interest paid during the year	$12,663	$15,939	$23,209
Income taxes paid during the year	$64,759	$82,202	$63,632

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Common Stock Held In Treasury	Total Stockholders’ Equity

Balance at December 31, 2000	$6,097	$237,100	$854,506	$(49,855)	$(249,091)	$798,757

Net income			140,325			140,325
Translation adjustment				(6,634)		(6,634)
Pension liability adjustment, net of tax effect $(108)				(170)		(170)
Total comprehensive income						133,521
Cash dividends paid on common stock $0.50* per share			(52,812)			(52,812)
Stock incentive programs and related tax effects	30	7,878				7,908
Purchase of 30,000 shares of common stock					(1,226)	(1,226)

Balance at December 31, 2001	6,127	244,978	942,019	(56,659)	(250,317)	886,148

Net income			165,515			165,515
Translation adjustment				7,015		7,015
Pension liability adjustment, net of tax effect $(29,313)				(47,853)		(47,853)
Total comprehensive income						124,677
Cash dividends paid on common stock $0.52* per share			(55,059)			(55,059)
Stock incentive programs and related tax effects	7	3,228				3,235
Common stock transaction (761 shares) related to an escrow settlement of a previous subsidiary acquisition					(27)	(27)

Balance at December 31, 2002	6,134	248,206	1,052,475	(97,497)	(250,344)	958,974

Net income			147,145			147,145
Translation adjustment				59,237		59,237
Pension liability adjustment, net of tax effect $15,668				26,072		26,072
Total comprehensive income						232,454
Cash dividends paid on common stock $0.56* per share			(59,469)			(59,469)
Stock incentive programs and related tax effects	18	6,756				6,774
Issued 53,522,935 shares for two-for-one stock split	5,353	(5,353)				0

Balance at December 31, 2003	$11,505	$249,609	$1,140,151	$(12,188)	$(250,344)	$1,138,733

* Restated to reflect two-for-one stock split declared by the Board of Directors on January 29, 2004.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the business:  Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Minneapolis, Minnesota, the Company employs approximately 11,500 individuals and has 53 manufacturing facilities in ten countries around the world.  The Company is a manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe, with a growing presence in Asia Pacific, South America, and Mexico.

The Company’s business activities are organized around its two business segments, Flexible Packaging, which accounted for approximately 80 percent of 2003 net sales, and Pressure Sensitive Materials, which accounted for the remaining net sales.  The Company’s flexible packaging business has a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary market for the Company’s products is the food industry, which accounted for approximately 65 percent of 2003 net sales.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, batteries, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  The single joint venture in which the Company participates is accounted for by the equity method of accounting with earnings included in other costs (income), net, and the investment included with deferred charges and other assets on the Balance Sheet.

Estimates and assumptions required:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Translation of foreign currencies:  The Company considers the local currency to be the reporting currency for all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive income (loss) in shareholder’s equity.  Foreign currency transaction gains (losses) of $1,147,000, $(165,000), and $(1,170,000) in 2003, 2002, and 2001, respectively, are included in other costs (income), net.

Revenue recognition:  Sales and related costs of sales are recognized upon shipment of products or when all of the conditions of the Securities and Exchange Commission’s Staff Accounting Bulletins Nos. 101 and 104 are fulfilled.  There are no significant post delivery obligations and generally no right of return.  The Company has no multiple element arrangements as defined by Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  All costs associated with revenue, including customer rebates and discounts, are recognized at the time of sale.  Customer rebates are accrued in accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and recorded as a reduction to sales.  The Company also adopted the provisions of EITF No. 02-16 “Accounting by a Customer for Certain Consideration Received From a Vendor,” with no material impact to the financial statements.  Shipping and handling costs are classified as a component of costs of sales while amounts billed to customers for shipping and handling are classified as a component of sales.  The Company accrues for estimated warranty costs when specific issues are identified and the amounts are determinable.

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues for environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  At December 31, 2003 and 2002, reserves were $721,000 and $751,000, respectively.  Adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for 2003, 2002, and 2001 of $265,000, $327,000, and  $406,000, net of third party reimbursements totaling $91,000, $101,000, and $5,000, for 2003, 2002, and 2001, respectively.

Research and development:  Research and development expenditures are expensed as incurred.

Taxes on undistributed earnings:  No provision is made for U.S. income taxes on earnings of non-U.S. subsidiary companies which the Company controls but does not include in the consolidated federal income tax return as it is management’s practice and intent to indefinitely reinvest the earnings.

Earnings per share:  Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year and dilutive shares relating to stock options, restricted stock, and stock incentive plans.  The following table, which reflects the two-for-one stock split discussed in Note 2, presents information necessary to compute basic and diluted earnings per common share:

(in thousands except per share amounts)	2003	2002	2001
Weighted average common shares outstanding – basic	106,180	105,871	105,633
Dilutive shares	1,553	1,622	611
Weighted average common shares outstanding – diluted	107,733	107,493	106,244
Net income for basic and diluted earnings per share computation	$147,145	$165,515	$140,325
Earnings per common share – basic	$1.39	$1.56	$1.33
Earnings per common share – diluted	$1.37	$1.54	$1.32

Certain options outstanding at December 31, 2003 and 2002 (409,070 shares and 2,494 shares, respectively) were not included in the computation of diluted earnings per share because they would not have had a dilutive effect.

Accounting for Stock-Based Compensation:  In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.  An amendment of FASB Statement No. 123.”  The Company has adopted the disclosure requirements of SFAS No. 148 only and has elected to continue with its current practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.”

The intrinsic value method is used to account for stock-based compensation plans.  If compensation expense had been determined based on the fair value-based method and charged against income over the vesting periods, net income and income per share would have been reduced to the pro forma amounts indicated below:

(dollars in thousands, except per share amounts)	2003	2002	2001
Net income - as reported	$147,145	$165,515	$140,325
Add: Stock-based compensation expense included in net income, net of related tax effects	6,563	9,428	6,992
Deduct: Total stock-based compensation expense under fair value-based method, net of related tax effects	(8,035)	(10,537)	(8,227)
Net income - pro forma	$145,673	$164,406	$139,090

Basic earnings per share - as reported	$1.39	$1.56	$1.33
Basic earnings per share - pro forma	$1.37	$1.55	$1.32
Diluted earnings per share - as reported	$1.37	$1.54	$1.32
Diluted earnings per share - pro forma	$1.35	$1.53	$1.31

Compensation expense for pro forma purposes is reflected over the vesting period.  Note 9 contains the significant assumptions used in determining the underlying fair value of options.

Cash Equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents are carried at cost which approximates market value.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventories are summarized at December 31, as follows:

(in thousands)	2003	2002
Raw materials and supplies	$101,966	$101,003
Work in process and finished goods	216,303	220,841
Total inventories, gross	318,269	321,844
Less inventory reserves	(13,087)	(13,500)
Total inventories, net	$305,182	$308,344

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $122,295,000, $114,170,000, and $106,947,000 for 2003, 2002, and 2001, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs, which are capitalized during the construction of major capital projects, totaled $135,000 in 2003, $55,000 in 2002, and $197,000 in 2001.

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value as measured by the undiscounted cash flows.

The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software.  Amounts capitalized are amortized on a straight-line basis over a period of three to seven years and are reported as a component of machinery and equipment within property and equipment.

Goodwill:  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Effective January 1, 2002, the Company adopted the reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and, as required, has applied its requirements to acquisitions made after June 30, 2001.  In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment.  The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis, or whenever there is an impairment indicator, using a fair-value based approach.

Intangible assets:  Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives, with periods ranging up to 20 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.  The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator.  Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

Financial Instruments:  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses related to the ineffective portion of any hedge are recognized through earnings in the current period.  The impact of the adoption of SFAS No. 133 was not material to the Company.  Note 15, Financial Instruments, contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts and interest rate swap arrangements.

Accumulated other comprehensive income (loss):  The components of accumulated other comprehensive income (loss) are as follows as of December 31:

(in thousands)	2003	2002	2001
Foreign currency translation	$11,493	$(47,744)	$(54,759)
Minimum pension liability, net of deferred tax benefit of $14,825, $30,493, and $1,180	(23,681)	(49,753)	(1,900)
Accumulated other comprehensive income (loss)	$(12,188)	$(97,497)	$(56,659)

Treasury Stock:  Repurchased common stock is stated at cost and is presented as a separate reduction of shareholders’ equity.  At December 31, 2003, 4.7 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2000.

Preferred Stock Purchase Rights:  On July 29, 1999, the Company’s Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right for each outstanding share of common stock.  Under certain circumstances, a right may be exercised to purchase one four-hundredth of a share of Series A Junior Preferred Stock for $60, subject to adjustment.  The rights become exercisable if, subject to certain exceptions, a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces an offer which would result in such person acquiring beneficial ownership of 15 percent or more of the Company’s outstanding common stock.  If a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock, subject to certain exceptions, each right will entitle its holder to buy from the Company, common stock of the Company having a market value of twice the exercise price of the right.  The rights expire August 23, 2009, and may be redeemed by the Company for $.001 per right at any time before a person becomes a beneficial owner of 15 percent or more of the Company’s outstanding common stock.  The Company’s Board of Directors has designated 600,000 shares of Series A Junior Preferred Stock with a par value of $1 per share that relate to the Shareholder Rights Plan.  At December 31, 2003, none of these shares were issued or outstanding.

Note 2 – SUBSEQUENT EVENT – TWO-FOR-ONE STOCK SPLIT

On January 29, 2004, the Company’s board of directors declared a two-for-one split of the common stock effected in the form of a 100 percent stock dividend on outstanding stock to be distributed on March 1, 2004, to shareholders of record on February 17, 2004.  The balance sheet and statement of stockholders’ equity at December 31, 2003, reflect the stock split; share and per share data for all periods presented have been restated to reflect the stock split.  The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and a like amount charged to capital in excess of par.

Note 3 – NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2003, the Company adopted certain disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans.  Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004.  All other provisions under this Statement are effective for fiscal years ending after December 15, 2003.  See Note 7 and Note 8 for disclosures required under this Statement.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that three types of freestanding financial instruments be classified as liabilities; mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price.  The Statement is effective for all financial instruments modified or entered into after May 31, 2003, and otherwise effective for interim periods beginning after December 15, 2003.  The Company will adopt the Statement as required during the first quarter of 2004, with no impact on the consolidated financial statements expected.

Effective February 1, 2003, the Company adopted FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.”  This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003, and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003.

The Company has reviewed its major commercial relationships and its overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interest in these parties.  The review has resulted in a determination that the Company would not be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.  The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  At December 31, 2002 and 2003, the Company does not have any significant guarantees or required disclosures under FASB Interpretation No. 45.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement reviews the accounting for certain exit costs and disposal activities currently set forth in Emerging Issues Task Force issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal change relates to the requirements necessary for recognition of a liability for a cost associated with an exit or disposal activity.  The new Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date of commitment to an exit plan.  This Statement is effective for exit and disposal activities initiated after December 31, 2002.  The new Statement principally impacts the ultimate timing of when charges are recorded as opposed to the amount of the ultimate charge.  The Company adopted SFAS No. 146 for all exit activities initiated in 2003.  See Note 6 for disclosures relating to these activities.

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

Note 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable operating segment follow:

(in thousands)	Flexible Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2001	$293,898	$39,377	$333,275
Intangible assets reclassified into goodwill at January 1, 2002	21,220	11,331	32,551
Goodwill acquired during 2002	87,086		87,086
Currency translation adjustment	(4,084)		(4,084)
Other adjustments	(819)		(819)
Reported balance at December 31, 2002	397,301	50,708	448,009

Currency translation adjustment	5,377		5,377
Other adjustments	(2,793)		(2,793)
Reported balance at December 31, 2003	$399,885	$50,708	$450,593

The components of amortized intangible assets follow:

(in thousands)	December 31, 2003		December 31, 2002
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$15,323	$(4,531)	$15,323	$(3,233)
Technology based	52,644	(8,102)	52,034	(5,285)
Marketing related	8,729	(1,244)	9,075	(292)
Customer based	10,139	(1,809)	9,367	(813)
Reported balance	$86,835	$(15,686)	$85,799	$(9,623)

Amortization expense for intangible assets during 2003 was $5.9 million.  Estimated amortization expense for 2004, 2005, 2006, and 2007 is $5.7 million each year; and $5.6 million for 2008.  The Company completed its annual impairment tests in the fourth quarter of 2003 and 2002, with no indications of impairment of goodwill found.

Actual year-to-date results of operations for the periods ended December 31, 2003 and 2002, and pro forma results of operations for the same comparative period ended December 31, 2001, had we applied the nonamortization provisions of SFAS No. 142 in that period follow:

	Twelve Months Ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Reported net income	$147,145	$165,515	$140,325
Add back amortization, net of tax, for:
Goodwill			7,940
Intangible assets reclassified into goodwill			1,474
Adjusted net income	$147,145	$165,515	$149,739

Basic earnings per share:
Reported net income	$1.39	$1.56	$1.33
Goodwill amortization			0.08
Intangible assets reclassified into goodwill			0.01
Adjusted net income	$1.39	$1.56	$1.42

Diluted earnings per share:
Reported net income	$1.37	$1.54	$1.32
Goodwill amortization			0.08
Intangible assets reclassified into goodwill			0.01
Adjusted net income	$1.37	$1.54	$1.41

Note 5 – BUSINESS ACQUISITIONS

Effective on November 1, 2003, the Company purchased the pressure sensitive materials business of Multi-Fix N.V. for a cash price of $11.3 million, subject to a working capital adjustment.  The acquired business, which recorded annual sales in 2002 of approximately $15.0 million (unaudited), offers additional coating capacity for the Company’s existing European graphics product line.  The acquisition included a manufacturing plant in Genk, Belgium.  The total cash purchase price has been accounted for under the purchase method of accounting, reflecting the provisions of SFAS Nos. 141 and 142, and includes the preliminary allocations as follows:  $16.0 million to tangible assets, and $4.8 million to liabilities assumed.  Results of operations from the date of acquisition are included in these financial statements.

Effective on October 1, 2002, the Company purchased the Walki Films business of UPM-Kymmene for a cash price of $68.5 million, subsequently increased by a working capital adjustment of $0.7 million.  The acquired business, which recorded annual sales in 2001 of approximately $120.0 million (unaudited), is the largest component of Bemis’ European packaging operations and specializes in high barrier vacuum and modified atmosphere packaging used primarily for packaging meat, cheese, and other fresh foods.  The acquisition included manufacturing plants in Valkeakoski, Finland, and Epernon, France.  The net cash purchase price has been accounted for under the purchase method of accounting reflecting the provisions of SFAS Nos. 141 and 142 and includes the allocations as follows:  $77.9 million to tangible assets, $7.5 million to intangible assets, $21.3 million to liabilities assumed, $4.1 million to tax deductible goodwill, and $1.0 million to non-deductible goodwill.  Intangible assets acquired had a weighted-average useful life of approximately 10 years and include $0.2 million for contract based intangibles with a useful life of 1 year, $3.0 million for marketing related intangibles with a useful life of 10 years, and $4.3 million for customer based intangibles with a useful life of 10 years.  Results of operations from the date of acquisition are included in these financial statements.

On July 31, 2002, the Company acquired the global Clysar® shrink film business of E.I. du Pont de Nemours and Company for a cash price of $142.0 million, subsequently reduced by a working capital adjustment of $6.2 million.  This business, now known as Bemis Clysar, Inc., is a global supplier of premium polyolefin shrink film used primarily in total over-wrap applications for the display, protective packaging, and food markets.  Operating from plants in Clinton, Iowa, and Le Trait, France, this business had annual sales in 2001 of approximately $100.0 million (unaudited).  The net cash purchase price has been accounted for under the purchase method of accounting reflecting the provisions of SFAS Nos. 141 and 142.  The final purchase price allocation included $45.8 million to tangible assets, $18.7 million to intangible assets, $8.8 million to liabilities assumed, $78.0 million to tax deductible goodwill, and $2.1 million to non-deductible goodwill. Intangible assets acquired had a weighted-average useful life of approximately 12.8 years and include $9.6 million for technology based intangibles with a useful life of 17.4 years, $5.0 million for marketing related intangibles with a useful life of 10 years, and $4.1 million for customer based intangibles with a useful life of 10 years.  Results of operations from the date of acquisition are included in these financial statements.

On September 7, 2001, the Company purchased all of the outstanding stock of Duralam, Inc., which had annual sales of approximately $55.0 million (unaudited), for a cash purchase price of $68.4 million.  Duralam manufactured films for packaging meat, cheese, candy, and other food products at facilities in Appleton and Neenah, Wisconsin.  The total cash purchase price has been accounted for under the purchase method of accounting reflecting the provisions of SFAS Nos. 141 and 142 regarding such acquisitions initiated after June 30, 2001.  The final purchase price allocation included $30.2 million to tangible assets, $9.5 million to liabilities assumed, $15.8 million to tax deductible goodwill, and $31.9 million to non-deductible goodwill.  Results of operations from the date of acquisition are included in these financial statements.

Supplemental pro forma results of operations giving effect to the acquisitions are not presented because they are not material.

Note 6 – RESTRUCTURING OF OPERATIONS

In July 2003, the Company committed to a plan to close three flexible packaging plants:  Murphysboro, Illinois; Union City, California; and Prattville, Alabama.  The closure of these plants, together with related support staff and capacity reductions within the flexible packaging business segment, will reduce fixed costs and improve capacity utilization elsewhere in the Company.  The Company expects that 325 employees will have been terminated as a result of this plan.  During the third quarter 2003, manufacturing activity at the three plants was concluded with customer order fulfillment absorbed by other facilities within the flexible packaging segment.  This plan is expected to be completed in 2004 with the clean-up and disposal of the three plants.

The Company expects to incur total costs of $17.4 million for this plan as follows:  $5.2 million for employee severance, $7.9 million for accelerated depreciation, $1.8 million for equipment and employee relocation, and $2.5 million for other related costs.  During 2003, the Company incurred charges of $5.0 million for employee severance, $7.1 million for accelerated depreciation, $0.7 million for equipment and employee relocation, and $1.1 million for other related costs.  This restructuring effort is essentially complete with minor costs to be incurred to maintain vacated facilities until sold.  The Company expects to realize a gain on the sales of vacated facilities which is excluded from the total costs reflected above.

In October 2003, the Company committed to a plan to close two pressure sensitive materials plants:  North Las Vegas, Nevada, and Brampton, Ontario, Canada.  The closure of these plants, together with related support staff and capacity reductions within the pressure sensitive materials business segment, will reduce fixed costs and improve capacity utilization elsewhere in this business segment.  The Company expects that 90 employees will have been terminated as a result of this plan.  This plan is expected to be completed in 2004 as manufacturing at the North Las Vegas operation is transferred to other operations and clean-up and disposal of the two plants occurs.

The Company expects to incur total costs of $4.4 million for this plan as follows:  $2.6 million for employee severance, $0.2 million for accelerated depreciation, $0.7 million for equipment and employee relocation, and $0.9 million for other related costs.  During 2003, the Company incurred charges of $2.3 million for employee severance, $0.1 million for accelerated depreciation, and $0.3 million for other related costs.  Remaining costs associated with this plan are expected to be approximately $1.7 million in 2004.

Employee severance, equipment relocation, and other related costs were charged to the other costs (income) line in the consolidated statement of income for a total charge of $9.0 million, while the accelerated depreciation costs and inventory write-offs were charged to the cost of products sold line for a total charge of $7.6 million.  Facilities consolidation and relocation costs are expensed as incurred.

An analysis of the restructuring and related costs activity follows:

(in thousands)	Employee Costs	Facilities Consolidation or Relocation	Total Restruc- turing	Accelerated Depreciation	Total Restructuring and Related Costs
2003 Activity
Total expense accrued
Flexible Packaging	$4,993	$1,779	$6,772	$7,139	$13,911
Pressure Sensitive	2,303	312	2,615	134	2,749

Charges to accrual account
Flexible Packaging	(3,207)	(1,779)	(4,986)	(7,139)	(12,125)
Pressure Sensitive	(964)	(253)	(1,217)	(134)	(1,351)
Reserve balance at December 31, 2003	$3,125	$59	$3,184	$0	$3,184

Note 7 - PENSION PLANS

The Company has defined contribution plans which cover employees at four manufacturing locations with contributions based upon the contractual terms of each respective plan.  Total contribution expense for these plans was $1,204,000 in 2003, $971,000 in 2002, and $1,317,000 in 2001.  Multiemployer plans cover employees at four different manufacturing locations and provide for contributions to a union administered defined benefit pension plan.  Amounts charged to pension cost and contributed to the multiemployer plans in 2003, 2002, and 2001 totaled $771,000, $732,000, and $667,000, respectively.

The Company has defined benefit pension plans covering the majority of U.S. employees, along with non-US defined benefit plans covering select employees in various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In addition, the Company also sponsors an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law and increased benefits to reflect a service adjustment factor.  Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2003, 2002, and 2001:

(in thousands)	2003	2002	2001
Service cost - benefits earned during the year	$14,066	$12,129	$11,447
Interest cost on projected benefit obligation	25,895	24,884	23,557
Expected return on plan assets	(35,552)	(41,996)	(43,247)
Amortization of unrecognized transition obligation	335	987	1,118
Amortization of prior service cost	1,895	1,431	1,532
Recognized actuarial net (gain) or loss	1,014	(2,309)	(6,927)
Net periodic pension (income) cost	$7,653	$(4,874)	$(12,520)

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2003 and 2002, are as follows:

(in thousands)	2003	2002
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$396,420	$369,916
Opening benefit obligation for new plans	2,102
Service cost	14,066	12,129
Interest cost	25,895	24,884
Participant contributions	408	321
Plan amendments	2,704	3,344
Actuarial (gain) or loss	43,638	3,786
Benefits paid	(21,352)	(19,330)
Foreign currency exchange rate changes	6,693	1,370
Benefit obligation at the end of the year	$470,574	$396,420

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$287,178	$358,953
Opening plan assets for new plans	941
Actual return on plan assets	70,218	(55,854)
Employer contributions	42,997	1,804
Participant contributions	408	321
Benefits paid	(21,352)	(19,330)
Foreign currency exchange rate changes	4,771	1,284
Fair value of plan assets at the end of the year	$385,161	$287,178

Reconciliation of Funded Status:
Funded (unfunded) status	$(85,413)	$(109,243)
Unrecognized actuarial net (gain) or loss	126,567	117,425
Unrecognized transition obligation	3,671	2,499
Unrecognized prior service cost	16,331	15,510
Net amount recognized in consolidated balance sheet	$61,156	$26,191

Amount recognized in consolidated balance sheet consist of:
Prepaid benefit cost	$53,437	$39,453
Accrued benefit liability	(15,922)	(13,262)
Additional minimum liability	(21,712)	(97,284)
Intangible asset	6,847	17,038
Deferred tax	14,825	30,493
Accumulated other comprehensive income	23,681	49,753
Net amount recognized in consolidated balance sheet	$61,156	$26,191

The accumulated benefit obligation for all defined benefit pension plans was $415,418,000 and $357,021,000 at December 31, 2003, and 2002, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for only those pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2003 and 2002.  In 2002, two large pension plans became underfunded as a result of losses in plan assets experienced during the three-year period ending December 2002.  In 2003, improvements in the earnings on funded assets plus Company contributions restored the larger of these two plans to an overfunded status.

(in thousands)	2003	2002
Projected benefit obligation	$172,529	$372,856
Accumulated benefit obligation	$157,373	$337,720
Fair value of assets	$120,480	$265,740

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax and planning purposes.  The employer contributions for the years ended December 31, 2003, and 2002, were

$42,997,000 and $1,804,000, respectively.  The expected plan asset cash contribution for 2004 is $3,009,000 which is expected to satisfy plan funding requirements and regulatory funding requirements.

Total multiemployer plan, defined contribution, and defined benefit pension (expense) income in 2003, 2002, and 2001 was ($9,627,000), $3,171,000, and $10,536,000, respectively.

For the years ended December 31, 2003 and 2002, the U.S. pension plans represented approximately 91 percent and 92 percent, respectively, of the Company’s total plan assets, and approximately 89 percent and 93 percent, respectively, of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, we present and discuss the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans, separately.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31, are as follows:

	U.S. pension plans		Non-U.S. pension plans
	2003	2002	2003	2002
Weighted-average discount rate	6.25%	6.75%	5.63%	5.93%
Rate of increase in future compensation levels	4.75%	5.00%	4.34%	3.64%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31, are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2003	2002	2001	2003	2002	2001
Weighted-average discount rate	6.75%	7.00%	7.00%	5.71%	5.93%	6.04%
Expected return on plan assets	9.50%	10.00%	10.00%	6.84%	6.85%	6.87%
Rate of increase in future compensation levels	5.00%	5.50%	5.50%	4.39%	3.64%	3.76%

The weighted average plan asset allocation at December 31, 2003, and 2002, and target allocation (not weighted) for 2004, are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2004	Percentage		2004	Percentage
	Target	of plan assets		Target	of plan assets
Asset Category	Allocation	2003	2002	Allocation	2003	2002
Equity Securities	80%	85%	69%	50%	48%	60%
Debt Securities	20%	15%	28%	24%	25%	35%
Other	0%	0%	3%	26%	27%	5%
Total		100%	100%		100%	100%

As of January 1, 2004, we have assumed that the expected long-term rate of return on plan assets will be 9.0 percent.  This represents a decrease from the 9.5 percent level assumed for 2003 and 10.0 percent level assumed for 2002.  To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, and 20 years, our pension plan assets have earned compound annual rates of return of 10.1 percent, 10.7 percent, and 11.4 percent, respectively, each in excess of our assumed rates.  In future years, we expect that returns will be lower than the historical returns discussed above due to a generally lower inflation and interest rate environment.  Considering this, we selected a 9.0 percent long-term rate of return on assets assumption as of January 1, 2004.  Using our target asset allocation for plan assets of 80 percent equity securities and 20 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2003, we determined this rate to be 6.25 percent, a decrease of one half of one percent from the rate used at December 31, 2002.

For our non-U.S. pension plans we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates, to be used in our actuarial calculations for the pension plans offered in each individual country.  We tailor each of these assumptions in accordance with the historical market performance and prevailing market expectations for each respective country.  As a result, each pension plan contains unique assumptions, which reflect the general market environment within each respective country, and are often times quite different from the corresponding assumptions applied to our U.S. pension plans.

Note 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several defined benefit postretirement plans that cover a majority of salaried and a portion of nonunion hourly employees.  These plans provide health care benefits and, in some instances, provide life insurance benefits.  Except for one closed-group plan, which is noncontributory, postretirement health care plans are contributory, with retiree contributions adjusted annually.  Life insurance plans are noncontributory.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans.  The Company’s U.S. postretirement health care plan offers prescription drug benefits.  In accordance with FASB Staff Position No. FAS 106-A “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan.  Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information.  The Company does not anticipate that the plan will need to be amended in order to benefit from the new legislation, nor does it anticipate that the Act will have a material effect on the plan.

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2003, 2002, and 2001.

(in thousands)	2003	2002	2001
Service cost - benefits earned during the year	$414	$318	$291
Interest cost on accumulated postretirement benefit obligation	1,101	1,060	1,012
Amortization of prior service cost	72	48	48
Recognized actuarial net (gain) or loss			(31)
Net periodic postretirement benefit cost	$1,587	$1,426	$1,320

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2003 and 2002, are as follows:

(in thousands)	2003	2002
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$16,958	$15,738
Service cost	414	318
Interest cost	1,101	1,060
Plan amendments		232
Actuarial (gain) or loss	4,301	540
Benefits paid	(1,350)	(930)
Benefit obligation at the end of the year	$21,424	$16,958

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$0	$0
Employer contribution	1,350	930
Benefits paid	(1,350)	(930)
Fair value of plan assets at the end of the year	$0	$0

Reconciliation of Funded Status
Funded status	$(21,424)	$(16,958)
Unrecognized net actuarial (gain) or loss	3,287	(1,015)
Unrecognized prior service cost	503	575
Accrued postretirement benefit liability	$(17,634)	$(17,398)

The employer contributions for the years ended December 31, 2003 and 2002, were $1,350,000 and $930,000, respectively.  The expected plan asset contribution for 2004 is $1,316,000.  The $1,316,000 cash contribution is expected to satisfy plan funding requirements.

The health care cost trend rate assumption has a significant effect on the amounts reported.  For measurement purposes, a 12.0 percent and 9.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and 2002, respectively.  For 2003, the rate was assumed to decrease gradually to 5.0 percent by the year 2011 and remain at that level thereafter.  For 2002, the rate was assumed to decrease gradually to 5.5 percent by the year 2006 and remain at that level thereafter.  A one-percentage point change in assumed health care trends would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$163	$(141)
Effect on postretirement benefit obligation	$1,907	$(1,676)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2003 and 2002 are 6.25 percent and 6.75 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost for the years ended December 31, 2003, 2002, and 2001 are 6.75 percent, 7.0 percent, and 7.0 percent, respectively.

Note 9 – STOCK OPTION AND INCENTIVE PLANS

Since 1987, the Company’s stock option and stock award plans have provided for the issuance of up to 13,800,000 shares of common stock to key employees.  As of December 31, 2003, 2002, and 2001, respectively, 3,252,888, 3,596,918, and 3,842,728, shares were available for future grants under these plans.  Shares subject to options granted but not exercised become available for future grants.

Options are granted at prices equal to fair market value on the date of the grant and are exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Options for Directors vest immediately, while options for Company employees vest over three years (one-third per year).

Details of the stock option plans at December 31, 2003, 2002, and 2001, are:

	Number of Shares	Per Share Option Price Range	Weighted- Average Price Per Share
Outstanding at December 31, 2000	2,481,644	$9.36 - $22.52	$16.80

Granted in 2001	284,104	16.78 - 22.04	17.48
Exercised in 2001	(268,726)	9.36 - 16.16	12.19
Outstanding at December 31, 2001	2,497,022	$10.19 - $22.52	$17.37
Exercisable at December 31, 2001	1,885,410	$10.19 - $22.52	$17.22

Granted in 2002	146,886	23.86 - 26.95	24.59
Exercised in 2002	(54,652)	11.03 - 12.31	11.96
Outstanding at December 31, 2002	2,589,256	$10.19 - $26.95	$17.89
Exercisable at December 31, 2002	2,071,818	$10.19 - $22.52	$17.44

Granted in 2003	262,184	24.82	24.82
Exercised in 2003	(78,892)	10.19 - 12.31	11.54
Outstanding at December 31, 2003	2,772,548	$11.03 - $26.95	$18.73
Exercisable at December 31, 2003	2,281,072	$11.03 - $26.95	$17.83

The following table summarizes information about outstanding and exercisable stock options at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price
$11.03 - $12.31	188,614	0.6 years	$11.83	188,614	$11.83
$15.86 - $19.21	1,864,864	5.0 years	$17.48	1,733,496	$17.45
$22.04 - $26.95	719,070	6.6 years	$23.77	358,962	$22.78
	2,772,548	5.1 years	$18.73	2,281,072	$17.83

The weighted-average fair value of stock options granted during 2003, 2002, and 2001 used in computing pro forma compensation expense disclosed in Note 1 was $9.91, $10.04, and $6.46 per share, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	2.3%	2.1%	2.9%
Expected volatility	29.2%	29.0%	29.5%
Risk-free interest rate	6.75%	6.75%	7.0%
Expected lives (in years)	10.0	10.0	10.0

In 1994 and in 2001, the Company adopted a Stock Incentive Plan for certain key executive employees.  The 1994 and 2001 Plans provide for the issuance of up to 4,000,000 and 5,000,000 grants, respectively. Each Plan expires 10 years after its inception, at which point no further stock options or performance units may be granted.  Since 1994, 3,932,910 and 1,814,202 grants of either stock options or performance units (commonly referred to as restricted stock) have been made under the 1994 and 2001 plans, respectively.  Distribution of the performance units is normally made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the performance unit grant.  All performance units granted under the plan are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  In addition, cash payments are made during the grant period on outstanding performance units equal to the dividend on Bemis common stock.  The cost of the awards is charged to income over the vesting period.  Total compensation expense related to these Plans was $10,666,000 in 2003, $15,210,000 in 2002, and $11,332,000 in 2001.

Details of the stock award plan at December 31, 2003, 2002, and 2001, are:

	2003	2002	2001
Outstanding shares at the beginning of the year	2,891,672	2,992,110	2,360,212
Shares Granted	206,004	195,648	1,353,738
Shares Paid	(471,898)	(199,362)	(640,340)
Shares Canceled	(124,158)	(96,724)	(81,500)
Outstanding shares at the end of the year	2,501,620	2,891,672	2,992,110

Note 10 – LEASES

The Company has operating leases for manufacturing plants, warehouses, machinery and equipment, and administrative offices that expire over the next 38 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was $12,836,000 in 2003, $13,330,000 in 2002, and $12,476,000 in 2001.

The Company has a capitalized lease for a single manufacturing site which expires in 2007.  The present values of minimum future obligations shown in the following chart are calculated based on an interest rate of 4.25 percent, which is the lessor’s implicit rate of return.  Interest expense on the outstanding obligations under capital leases was $32,000 in 2003, $8,000 in 2002, and $1,000 in 2001.

Minimum future obligations on leases in effect at December 31, 2003, are:

(in thousands)	Capital Leases	Operating Leases
2004	$282	$6,787
2005	132	3,965
2006	140	3,157
2007	149	2,428
2008	0	2,213
Thereafter	0	5,448
Total minimum obligations	$703	$23,998
Less amount representing interest	52
Present value of net minimum obligations	$651
Less current portion	277
Long-term obligations	$374

Note 11 – LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in thousands)	2003	2002
Commercial paper payable through 2004 at an interest rate of 1.1%	$194,000	$321,020
Notes payable in 2008 at an interest rate of 6.5%	250,000	250,000
Notes payable in 2005 at an interest rate of 6.7%	100,000	100,000
Interest rate swap agreement	22,589	31,788
Industrial revenue bonds payable through 2015 at interest rates of 1.4% to 1.5%	15,500	15,500
Debt of subsidiary companies payable through 2007 at interest rates of 3.01% to 6.68%	1,772	2,370
Obligations under capital leases	651	1,115

Total debt	584,512	721,793
Less current portion	1,113	3,516
Total long-term debt	$583,399	$718,277

The commercial paper has been classified as long-term debt, to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The interest rate of commercial paper outstanding at December 31, 2003, was 1.1 percent.  The maximum outstanding during 2003 was $380,360,000, and the average outstanding during 2003 was $276,927,000.  The weighted-average interest rate during 2003 was 1.2 percent.

The two industrial revenue bonds have variable interest rates which are determined weekly by a “Remarketing Agent” based on similar debt then available.  The weighted-average interest rate at December 31, 2003 was 1.5 percent.  The weighted-average interest rate during 2003 was 1.3 percent.

Long-term debt maturing in years 2004 through 2008 is $1,113,000, $105,140,000, $194,140,000, $250,000, and $268,369,000, respectively.

Under the terms of a revolving credit agreement with five banks, the Company may borrow up to $334.0 million through August 1, 2006.  The Company currently pays a facility fee of 0.12 percent annually on the entire amount of the commitment.  In addition to the revolving long-term credit agreement, the Company has a 364-day credit agreement with six banks under which it may borrow up to $215.0 million.  The Company pays a facility fee of .08 percent annually on the entire amount of the commitment.  There were no borrowings outstanding under these agreements at December 31, 2003.  These credit facilities are used primarily to support the Company’s issuance of commercial paper.

The Company entered into three interest rate swap agreements with a total notional amount of $350.0 million in the third quarter of 2001, effectively converting a portion of the Company’s interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment.  The Company does not enter into interest rate swap contracts for speculative or trading purposes.  The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.  The interest rate swap agreements have been designated as hedges of the fair value of the Company’s fixed rate long-term debt obligations:  $100.0 million, 6.7 percent notes due July 1, 2005 and $250.0 million, 6.5 percent notes due August 15, 2008.

The variable rate on all three of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to the Company, which is recorded as a reduction in interest expense, was $15.3 million, $13.7 million and $4.0 million in 2003, 2002 and 2001, respectively.  At December 31, 2003 and 2002, the fair value of these interest rate swaps was $22.6 million and $31.8 million in the Company’s favor, as determined by the respective counterparties using discounted cash flow or other appropriate methodologies, and is included with deferred charges and other assets with a corresponding increase in long-term debt.

Note 12 – INCOME TAXES

(in thousands)	2003	2002	2001
U.S. income before income taxes	$197,249	$230,205	$196,324
Non-U.S. income before income taxes	41,996	36,810	31,101
Income before income taxes	$239,245	$267,015	$227,425

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$42,544	$60,176	$54,861
Foreign	11,397	10,852	7,864
State and local	10,964	11,081	10,272
Total current tax expense	64,905	82,109	72,997
Deferred tax expense:
U.S. federal	22,698	15,329	11,545
Foreign	1,676	1,346	(53)
State	2,821	2,716	2,611
Total deferred tax expense	27,195	19,391	14,103
Total income tax expense	$92,100	$101,500	$87,100

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

(in thousands)	2003	2002	2001
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$4,600	$4,752	$4,798
Inventories, principally due to additional costs inventoried for tax purposes	3,654	3,760	4,470
Employee compensation and benefits accrued for financial reporting purposes	12,453	1,532	2,507
Other	1,741	2,314	3,843
Total deferred tax assets (included in prepaid expense)	$22,448	$22,358	$25,618

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$136,254	$128,895	$123,839
Goodwill and intangible assets, principally due to differences in amortization	25,749	17,230	8,640
Noncurrent employee compensation and benefits accrued for financial reporting purposes	(10,092)	(40,144)	(12,269)
Other	(1,599)	69	1,769
Total deferred tax liabilities	$150,312	$106,050	$121,979

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

(dollars in thousands)	2003		2002		2001
	Amount	% of Income Before Tax	Amount	% of Income Before Tax	Amount	% of Income Before Tax
Computed “expected” tax expense on income before taxes at statutory rate	$83,736	35.0%	$93,455	35.0%	$79,599	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	8,960	3.7	8,968	3.4	8,374	3.7
Foreign tax rate differential	(3,115)	(1.3)	(1,703)	(0.6)	(2,955)	(1.3)
Minority interest	305	0.1	314	0.1	194	0.1
Other	2,214	1.0	466	0.1	1,888	0.8
Actual income tax expense	$92,100	38.5%	$101,500	38.0%	$87,100	38.3%

The Company’s federal income tax returns for the years prior to 2000 have been audited and completely settled.  Provision has not been made for U.S. or additional foreign taxes on $205,056,000 of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

Note 13 – SEGMENTS OF BUSINESS

The Company’s business activities are organized around its two principal business segments, Flexible Packaging and Pressure Sensitive Materials.  Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied.  Minor intersegment sales are generally priced to reflect nominal markups.  The Company evaluates the performance of its segments and allocates resources to them based on operating profit, which is defined as profit before general corporate expense, interest expense, income taxes, and minority interest.  While there are similarities in selected technology and manufacturing processes utilized between the Company’s business segments, notable differences exist in products, application and distribution of products, and customer base.

Products produced within the Flexible Packaging business segment service packaging applications for markets such as food, medical devices, personal care, agribusiness, chemicals, pet food, and tissue.  Products produced within the Pressure Sensitive Materials business segment include film, paper, and metalized plastic film printing stocks used for primary package labeling, promotional decoration, bar code inventory control labels, and laser printing for administrative office and promotional applications.  This segment also includes micro-thin film adhesives used in delicate electronic parts assembly and graphic films for decorative signage.

A summary of the Company’s business activities reported by its two business segments follows:

BUSINESS SEGMENTS (in millions)	2003	2002	2001
Net Sales:
Flexible Packaging	$2,101.6	$1,871.3	$1,802.3
Pressure Sensitive Materials	534.2	499.1	491.2
Intersegment Sales:
Flexible Packaging	(0.7)	(1.2)	(0.4)
Pressure Sensitive Materials	(0.1)	(0.2)
Net Sales to Unaffiliated Customers	$2,635.0	$2,369.0	$2,293.1

Operating Profit and Pretax Profit:
Flexible Packaging	$263.7	$289.1	$276.9
Pressure Sensitive Materials	16.3	27.3	12.1
Total operating profit (1)	280.0	316.4	289.0
General corporate expenses	(27.4)	(33.0)	(30.7)
Interest expense	(12.6)	(15.5)	(30.3)
Minority interest in net income	(0.8)	(0.9)	(0.6)
Income before income taxes	$239.2	$267.0	$227.4

Identifiable Assets:
Flexible Packaging	$1,780.8	$1,763.8	$1,476.7
Pressure Sensitive Materials	386.5	358.2	347.6
Total identifiable assets (2)	2,167.3	2,122.0	1,824.3
Corporate assets (3)	125.6	134.7	98.7
Total	$2,292.9	$2,256.7	$1,923.0

Depreciation and Amortization:
Flexible Packaging	$109.8	$100.4	$102.0
Pressure Sensitive Materials	16.5	17.0	20.2
Corporate	1.9	1.8	1.9
Total	$128.2	$119.2	$124.1

Expenditures for Property and Equipment:
Flexible Packaging	$99.2	$85.0	$106.4
Pressure Sensitive Materials	6.4	4.9	9.7
Corporate	0.9	1.1	1.4
Total	$106.5	$91.0	$117.5

OPERATIONS BY GEOGRAPHIC AREA	2003	2002	2001
(in millions)
Net Sales to Unaffiliated Customers: (4)
United States	$2,026.6	$1,930.6	$1,920.8
Canada	75.4	86.3	85.9
Europe	468.3	298.9	239.4
Other	64.7	53.2	47.0
Total	$2,635.0	$2,369.0	$2,293.1

Identifiable Assets:
United States	$1,665.0	$1,713.6	$1,532.2
Canada	32.5	33.0	33.4
Europe	412.4	329.1	210.4
Other	57.4	46.3	48.3
Total	$2,167.3	$2,122.0	$1,824.3

(1)                                  Operating profit is defined as profit before general corporate expense, interest expense, income taxes, and minority interest.

(2)                                  Identifiable assets by business segment include only those assets that are specifically identified with each segment’s operations.

(3)                                  Corporate assets are principally prepaid expenses, prepaid income taxes, prepaid pension benefit costs, investment in the Brazilian joint venture, fair value of the interest rate swap agreements, and corporate property.

(4)                                  Net sales are attributed to countries based on location of the Company’s manufacturing or selling operation.

Note 14 – COMMITMENTS AND CONTINGENCIES

The Company is a defendant in lawsuits incidental to its business.  The management of the Company believes, except as discussed below, that the disposition of these lawsuits will not have any material impact on the financial position or operating results of the Company.

The Company has disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  This issue was first disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, and further discussed in the Company’s Form 10-Q filed for the quarter ended June 30, 2003.  The Company has substantially complied with the subpoena and will continue to cooperate fully with the requests of the Department of Justice.

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in nine civil lawsuits.  Each lawsuit purports to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on Multidistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie held an Initial Pretrial Conference on December 17, 2003, at which time he entered a Case Management Order, which calls for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed in October 2004.  The Order does not set, at this time, a discovery cut-off or a trial date.

The Company intends to vigorously defend these lawsuits.  Given the preliminary nature of the Department of Justice investigation and related civil lawsuits, however, the Company is unable to predict the outcome of the lawsuits and what effect, if any, the resolution of these matters may have on the Company’s financial position or results of operations.  The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition, or liquidity of the Company.

Note 15 – FINANCIAL INSTRUMENTS

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than nine months and relate primarily to major Western European currencies.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2003 and 2002, the Company had outstanding forward exchange contracts with notional amounts aggregating $5,196,000 and $5,028,000, respectively.  The $15,600 net settlement expense (fair value) related to active forward exchange contracts is recorded on the balance sheet as part of accounts payable and as an expense element of other costs (income), net, which offsets the related transaction gains and losses.

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations.  To hedge this exposure, the Company entered into three fixed-to-variable interest rate swaps during the third quarter of 2001.  These interest rate swaps are accounted for as a fair value hedge.  The terms of the interest rate swap agreements have been specifically designed to conform to the applicable terms of the hedged items and with the requirements of paragraph 68 of SFAS No. 133 to support the assumption of no ineffectiveness (changes in fair value of the debt and the swaps exactly offset).  The fair value of these three interest rate swaps is recorded within long-term debt.  Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense.  See Note 11 for further discussion of the interest rate swaps.

The Company’s non-derivative financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2003 and 2002, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt, including current maturities but excluding capitalized leases, is estimated to be $584,008,000 and $720,919,000 at December 31, 2003 and 2002, respectively, using discounted cash flow analyses and based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

The Company is exposed to credit loss in the event of non-performance by counterparties in interest rate swaps and forward exchange contracts.  Collateral is generally not required of the counterparties or of the Company.  In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument.  The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.  The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and countries. As of December 31, 2003 and 2002, the Company had no significant concentrations of credit risk.

Note 16 – QUARTERLY FINANCIAL INFORMATION –UNAUDITED

(dollars in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2003
Net sales	$638.6	$670.2	$662.0	$664.2	$2,635.0
Gross profit	131.2	136.2	131.7	134.4	533.5
Net income	35.5	38.8	34.7	38.1	147.1
Basic earnings per share	0.33	0.37	0.33	0.36	1.39
Diluted earnings per common share	0.33	0.36	0.32	0.35	1.37

2002
Net sales	$552.7	$584.8	$601.0	$630.5	$2,369.0
Gross profit	120.2	140.0	132.3	136.4	528.9
Net income	34.9	44.0	43.3	43.3	165.5
Basic earnings per share	0.33	0.42	0.41	0.41	1.56
Diluted earnings per common share	0.33	0.41	0.40	0.40	1.54

2001
Net sales	$577.4	$581.6	$575.6	$558.5	$2,293.1
Gross profit	117.2	122.3	117.6	120.6	477.7
Net income	29.7	35.5	36.1	39.0	140.3
Basic earnings per share	0.28	0.34	0.34	0.37	1.33
Diluted earnings per common share	0.28	0.34	0.34	0.37	1.32

The summation of quarterly net income per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

The Registrant’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated, as of the end of the period covered by this report, disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in place throughout the Registrant.  Based on this review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place throughout the Registrant are effective and can be relied upon to gather, analyze, and disclose all information that is required to be disclosed in the Registrant’s Exchange Act reports.  There were no significant changes in the Registrant’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART  III  - ITEMS 10, 11, 12, 13, and 14

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2003, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Registrant.  With the exception of Mr. Seifert and Ms. Miller, each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.

Name	(Age)	Positions Held	Period The Position Was Held
Jeffrey H. Curler (53) President and Chief Executive Officer	2000 to present
President and Chief Operating Officer	1998 to 2000
President	1996 to 1998
Executive Vice President	1991 to 1995
Chairman - Curwood, Inc. (1)	1995 to 1998
President - Curwood, Inc. (1)	1982 to 1995
Various R&D or operations positions within the Registrant	1973 to 1982

Stanley A. Jaffy (55) Vice President and Controller	2002 to present
Vice President - Tax and Assistant Controller	1998 to 2002
Corporate Director of Tax	1987 to 1998

Melanie E.R. Miller (40) Vice President, Investor Relations & Assistant Treasurer	2002 to present
Director of Investor Relations	2000 to 2002
Alliant Techsystems, Inc., various finance and investor relations positions	1992 to 2000

Thomas L. Sall (59) Senior Vice President - International Operations	2003 to present
Vice President –Operations	1997 to 2003
President - Bemis Flexible Packaging (2)	1999 to 2003
President - Bemis Flexible Plastic Packaging (1)	1998 to 1999
President - Curwood Group (3)	1997 to 1998
President - Curwood, Inc. (1)	1995 to 1997
President - Milprint, Inc. (1)	1992 to 1995
Various sales and marketing positions with the Registrant	1979 to 1992

Eugene H. Seashore, Jr. (54) Vice President - Human Resources	2000 to present
Vice President - Purchasing, Curwood, Inc. (1)	1999 to 2000
President - Bakery Operations, Polyethylene Packaging Div. of the Registrant	1997 to 1999
Executive Vice President - General Manager, North America, Perfecseal, Inc. (1)	1995 to 1997
Various human resource positions the Registrant	1980 to 1995

James J. Seifert (47) Vice President, General Counsel and Secretary	2002 to present
Vice President, General Counsel and Secretary, Tennant Company	1999 to 2002
Assistant General Counsel, The Toro Co.	1994 to 1999

Henry J. Theisen (50) Executive Vice President and Chief Operating Officer	2003 to present
Vice President –Operations	2002 to 2003
President - Bemis High Barrier Products (4)	2002 to 2003
President - Curwood, Inc. (1)	1998 to 2003
Vice President - Curwood, Inc. (1)	1992 to 1998
Various R&D and marketing positions within the Registrant	1975 to 1992

Gene C. Wulf (53) Vice President, Chief Financial Officer and Treasurer	2002 to present
Vice President and Controller	1998 to 2002
Vice President and Assistant Controller	1997 to 1998
Senior Vice President - Finance and Information Technology - Curwood, Inc. (1)	1995 to 1997
Vice President - Finance and Informational Services - Curwood, Inc. (1)	1987 to 1995
Various financial positions within the Registrant	1975 to 1987

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2003, and such information is expressly incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2003, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2003, and such information is expressly incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2003, and such information is expressly incorporated herein by reference.

PART  IV –ITEM 15

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of Item 8 of this Form 10-K Annual Report:

(2) Financial Statement Schedule for Years 2003, 2002, and 2001
Schedule II - Valuation and Qualifying Accounts and Reserves
Report of Independent Auditors on Financial Statement Schedule for the Three Years Ended December 31, 2003

All other schedules are omitted because they are not applicable or the required            information is shown in the financial statements or notes thereto.

(3)  Exhibits

The Exhibit Index is incorporated herein by reference.

(b)                                 The Company filed a Form 8-K on October 23, 2003, to furnish the Company’s third quarter earnings press release.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEMIS COMPANY, INC.

By	/s/ Gene C. Wulf	By	/s/ Stanley A. Jaffy
	Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer		Stanley A. Jaffy, Vice President and Controller
Date March 8, 2004		Date March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gene C. Wulf	/s/ Stanley A. Jaffy
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer	Stanley A. Jaffy, Vice President and Controller
Date March 8, 2004	Date March 8, 2004

/s/ Jeffrey H. Curler	/s/ John H. Roe
Jeffrey H. Curler, President, Chief Executive Officer and Director	John H. Roe, Chairman of the Board and Director
Date March 8, 2004	Date March 8, 2004

/s/ John G. Bollinger	/s/ William J. Bolton
John G. Bollinger, Director	William J. Bolton, Director
Date March 8, 2004	Date March 8, 2004

/s/ Winslow H. Buxton	/s/ Barbara L. Johnson
Winslow H. Buxton, Director	Barbara L. Johnson, Director
Date March 8, 2004	Date March 8, 2004

/s/ Loring W. Knoblauch	/s/ Nancy Parsons McDonald
Loring W. Knoblauch, Director	Nancy Parsons McDonald, Director
Date March 8, 2004	Date March 8, 2004

/s/ Roger D. O’Shaughnessy	/s/ Edward N. Perry
Roger D. O’Shaughnessy, Director	Edward N. Perry, Director
Date March 8, 2004	Date March 8, 2004

/s/ William J. Scholle	/s/ C. Angus Wurtele
William J. Scholle, Director	C. Angus Wurtele, Director
Date March 8, 2004	Date March 8, 2004

Exhibit Index

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement	Filed Electronically
4(c)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4)
10(a)	Bemis Company, Inc. 1987 Amended and Restated Stock Option Plan as of October 29, 1999. * (5)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (6)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (5)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (7)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (7)
10(f)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers.*	Filed Electronically
10(g)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (5)
10(h)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (6)

10(i)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (8)
10(j)

Fourth Amended and Restated Credit Agreement among the Registrant, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent, originally dated as of August 1, 1986, Amended and Restated in Composite Copy as of August 2, 1999. (5)

10(k)

First Amendment, dated as of June 21, 2000, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent. (9)

10(l)

Second Amendment, dated as of August 1, 2001, to the Fourth Amended and Restated Credit Agreement dated as of August 2, 1999, among the Registrant, the various financial institutions named therein and Morgan Guaranty Trust Company of New York, as Agent.  (10)

10(m)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (11)
10(n)	Resolution Amending Bemis Company, Inc. 2001 Stock Incentive Plan.*	Filed Electronically
10(o)	Credit Agreement, dated as of January 11, 2002, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (10)
14	Financial Code of Ethics.	Filed Electronically
21	Subsidiaries of the Registrants.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically
32	Section 1350 Certification of CEO and CFO	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).
(3)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(8)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 20, 2002 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2001 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2001 (File No. 1-5277).
(11)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Profit & Loss	Write- Offs		Other		Balance at Close of Year

INVENTORY RESERVES
2003	$13,500	$2,229	$(2,642)				$13,087
2002	$14,494	$3,296	$(4,505)		$215	(1)	$13,500
2001	$8,331	$7,797	$(2,780)		$1,146	(1)	$14,494

RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES
2003	$13,689	$12,924	$(12,870	)(2)	$1,206	(1)	$14,949
2002	$14,434	$11,848	$(12,754	)(3)	$161	(1)	$13,689
2001	$13,189	$10,531	$(10,101	)(4)	$815	(1)	$14,434

(1) Acquired with business unit acquisition.

(2) Net of $1,633,000 collections on accounts previously written off.

(3) Net of $364,000 collections on accounts previously written off.

(4) Net of $152,000 collections on accounts previously written off.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Bemis Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 21, 2004, except for Note 2, as to which the date is January 29, 2004, which report and consolidated financial statements are included at Item 8 in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 21, 2004