Form 10-Q
period 2004-03-31
BEMIS CO INC
filed 2004-05-06
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2004, the Registrant had 106,924,428 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operation as of and for the three months ended March 31, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  The food industry is our largest market, representing about 65 percent of our total company net sales.  During the first quarter of 2004, net sales increased by 7.1 percent compared to the same quarter of 2003.  Diluted earnings per share increased by 21.2 percent to $0.40 for the first quarter of 2004 compared to $0.33 per share in 2003.

Restructuring and related charges

Restructuring and related activities were initiated during the third quarter of 2003 and included the closure of five manufacturing plants.  During the first quarter of 2004, we recorded restructuring and related charges totaling $1.0 million, of which $0.1 million was recorded as cost of products sold with the remaining $0.9 million recorded as other costs (income), net.  We also sold a plant in Union City, California, that was closed in the third quarter of 2003 as a part of the flexible packaging restructuring activities.  The proceeds from the sale of the land and building are reflected in the 2004 first quarter statement of cash flows and a $1.4 million gain on the sale of the land and building is included in other costs (income), net.

Results of Operations – First Quarter 2004

Net sales for the first quarter ended March 31, 2004, were $684.0 million compared to $638.6 million in the first quarter of 2003, an increase of 7.1 percent.  Currency effects accounted for 3.2 percent of the increase. The impact of acquisitions was not significant to consolidated net sales.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $538.8 million compared to $514.4 million in the first quarter of 2003, a 4.7 percent increase. Currency effects accounted for 2.4 percent of this growth.  The remaining 2.3 percent sales increase consists of a 0.5 percent unit sales volume increase in addition to a 1.8 percent increase from higher prices and improved sales mix.  Increased raw material prices since the first quarter of 2003 have resulted in a corresponding increase in selling prices.  While the increase in total unit sales volume compared to the prior year was less than one percent, specific changes by market resulted in an improvement in sales mix and operating profit margins.  Increased unit sales volume of value-added packaging for the meat and cheese, confectionery and snack food, and medical device markets was substantially offset by lower unit sales volume of less complex packaging for bakery, pet food and industrial markets.

Operating profit from the flexible packaging business segment was $73.6 million, a 10.9 percent increase compared to $66.4 million during the first quarter of 2003.  As a percent of net sales, operating profit increased to 13.7 percent from 12.9 percent in 2003.  Currency effects accounted for a one percent increase in operating profit.  Operating profit in 2004 is benefiting from cost savings resulting from the 2003 restructuring program.  Cost savings are expected to be approximately $4 million per quarter in 2004, substantially offset by an increase of approximately $3 million in quarterly pension expense compared to last year.  Flexible packaging restructuring and related charges in the first quarter of 2004 totaled about $0.5 million which were offset by the $1.4 million gain on the sale of the Union City, California plant.

Pressure Sensitive Materials Business Segment

First quarter net sales for the pressure sensitive materials business segment increased 17.0 percent from $124.2 million in 2003 to $145.3 million in 2004.  Currency effects accounted for about 6.0 percent of this increase while a November 2003 graphics products acquisition accounted for about 3.6 percent.  The remaining 7.4 percent increase in net sales is a result of high single-digit unit sales volume increases in both label and technical products, partially offset by a slight decrease in unit sales volume for graphics products.  Price and mix did not impact the change in net sales.  A positive effect from graphic products was offset by negative price and mix changes for label and technical products.

Operating profit from the pressure sensitive materials business was $5.6 million, or 3.9 percent of net sales, compared to $2.5 million, or 2.0 percent of net sales, in the first quarter of 2003.    Restructuring and related charges reduced the results of the first quarter of 2004 by $0.5 million.  Operating margin is expected to continue to improve modestly for the remainder of 2004 as a result of restructuring related cost savings, new product introductions, and improvements in production efficiencies.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $70.0 million or 10.2 percent of net sales in the first quarter of 2004 compared to $65.8 million or 10.3 percent of net sales for the first quarter of 2003.  The increase for 2004 results from higher costs related to pension expense, company-wide performance incentives, and stock awards.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2004 to be approximately 10 percent.

Research and Development

Research and development expenses were $5.1 million for the first quarter of 2004, equal to the amount recorded in the prior year.  As a percent of net sales, research and development expenses for the first quarter of 2004 was 0.7 percent, which is relatively consistent with the rate of 0.8 percent recorded for the same period of the prior year.

Interest Expense

Interest expense was $2.6 million for the first quarter of 2004, a decrease of $0.8 million from the first quarter of 2003.  Principal on debt outstanding has decreased by $138.2 million since March 31, 2003, and interest rates have also fallen about 15 basis points compared to the first quarter of 2003.

Other Costs (Income), Net

Other costs and income improved by $3.3 million to net other income of $3.8 million for the first quarter of 2004 compared to $0.5 million in the first quarter of 2003.  Net other income includes restructuring and related charges of $0.9 million, offset by a $1.4 million gain on the sale of a previously closed plant in Union City, California.  It also includes a $2.6 million increase in equity income from our Brazilian joint venture.  This increase reflects the improved profitability of the joint venture operations and an increase in equity ownership from 33 percent to 45 percent.

Capital Structure, Liquidity and Cash Flow

Debt to total capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 30.3 percent at March 31, 2004, compared to 31.4 percent at December 31, 2003.  Excluding the change in the fair value of interest rate swaps, cash payments reduced total debt by $14.5 million during the first quarter of 2004.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet increased from $22.6 million at December 31, 2003, to $28.0 million at March 31, 2004.  The impact of this change was a $5.4 million increase in the recorded value of long-term debt with a corresponding increase in other assets.

Liquidity

Total long-term debt includes $180 million of commercial paper, $250 million of public bonds due in 2008, and $100 million of public bonds due in July 2005.  Outstanding commercial paper is supported by $549 million of back-up credit facilities.  When the $100 million public bonds mature in July 2005, we presently intend to refinance that debt by issuing commercial paper.

Cash Flow

Net cash provided by operating activities increased to $62.3 million in the first quarter of 2004 from $53.8 million in the first quarter of 2003.  Improved cash flow from operating activities is a reflection of increased sales and profitability compared to the prior year, in addition to cash savings from restructuring and related activities completed during 2003.  Capital expenditures were $34.1 million this quarter compared to $26.3 million for the first quarter of 2003.  Capital expenditures for 2004 are expected to be in the range of $140 to $145 million, a $10 million increase from previous guidance.  This increase reflects the impact of additional capital investments necessary to support growing demand in 2004.  Proceeds from sales of restructuring related assets totaling $3.1 million represent the sale of the Union City, California plant.  Effective January 1, 2004, we also contributed the net assets of our Brazilian flexible packaging business to our joint venture in Brazil in exchange for an increase in ownership from 33 percent to 45 percent.  Net cash used in investing activities reflects the $7.1 million net cash impact of that contribution.

Dividends

During the first quarter of 2004, we increased our quarterly cash dividend by 14.3 percent to $0.16 per share.  This is the 21st consecutive annual increase in the cash dividend on common stock.

On March 1, 2004, we distributed a two-for-one split of the common stock implemented in the form of a 100 percent stock dividend on outstanding stock.  The balance sheet and statement of stockholders’ equity reflect the stock split as if it occurred on December 31, 2003.  All common share and per share data included in the financial statements and footnotes have been restated to reflect the common stock split.  The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and a like amount charged to capital in excess of par.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain estimates, predictions, and other “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  Forward-looking statements are generally identified with the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), perceived opportunities in the market and statements regarding our mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Explanation of Terms Describing the Company’s Products

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the three-month period ended March 31, 2004.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated, as of the end of the period covered by this report, disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in place throughout the Company.  Based on this review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place throughout the Company are effective and can be relied upon to gather, analyze, and disclose all information that is required to be disclosed in the Company’s Exchange Act reports.  There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In a Form 8-K filed with the Securities and Exchange Commission on August 15, 2003, the Company disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  This issue was first disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, and further discussed in the Company’s Form 10-Q filed for the quarter ended June 30, 2003.  The Company has responded to the subpoena and will continue to cooperate fully with the requests of the Department of Justice.

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in nine civil lawsuits.  Each lawsuit purports to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie held an Initial Pretrial Conference on December 17, 2003, at which time he entered a Case Management Order which calls for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed in October 2004.  The Order does not set, at this time, a discovery cut-off or a trial date.

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

(b)                               During the quarter ended March 31, 2004, the Company filed a Form 8-K dated January 22, 2004, to furnish the Company’s 2003 year-end earnings press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 6, 2004	/s/Gene C. Wulf
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer

Date	May 6, 2004	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through October 25, 2001. (2)	Incorporated by Reference
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (3)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)	Incorporated by Reference
4(c)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (5)	Incorporated by Reference
19	Reports Furnished to Security Holders	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically
32	Section 1350 Certification of CEO and CFO	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 18, 1997 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-5277).
(3)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

EXHIBIT 19 - FINANCIAL STATEMENTS - UNAUDITED

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003

Net sales	$684,037	$638,559

Costs and expenses:
Cost of products sold	540,079	507,359
Selling, general, and administrative expenses	69,981	65,830
Research and development	5,060	5,056
Interest expense	2,600	3,426
Other costs (income), net	(3,785)	(493)
Minority interest in net income	75	207

Income before income taxes	70,027	57,174

Provision for income taxes	27,000	21,700

Net income	$43,027	$35,474

Basic earnings per share of common stock	$.40	$.33

Diluted earnings per share of common stock	$.40	$.33

Cash dividends paid per share of common stock	$.16	$.14

Weighted-average common shares outstanding	106,799	106,047

Weighted averaged common shares and common stock equivalents outstanding	107,531	107,614

See accompanying notes to consolidated financial statements.

EXHIBIT 19 - FINANCIAL STATEMENTS — UNAUDITED

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Cash	$70,117	$76,476
Accounts receivable, net	333,872	333,743
Inventories, net	321,645	305,182
Prepaid expenses	37,610	36,505
Total current assets	763,244	751,906

Property and equipment, net	911,311	915,275

Goodwill	439,829	450,593
Other intangible assets, net	68,757	71,149
Deferred charges and other assets	141,126	104,009
Total	649,712	625,751

TOTAL ASSETS	$2,324,267	$2,292,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$1,063	$1,113
Short-term borrowings	5,194	5,402
Accounts payable	211,954	222,774
Accrued salaries and wages	57,884	69,499
Accrued income and other taxes	30,788	16,798
Total current liabilities	306,883	315,586

Long-term debt, less current portion	574,459	583,399
Deferred taxes	152,258	150,312
Deferred credits and other liabilities	102,456	99,505
Total liabilities	1,136,056	1,148,802

Minority interest	2,858	5,397

Stockholders’ equity:

Common stock issued and outstanding (115,620,089 and 115,045,107 shares)	11,562	11,505
Capital in excess of par value	262,131	249,609
Retained income	1,166,089	1,140,151
Other comprehensive income (loss)	(4,085)	(12,188)
Common stock held in treasury at cost (8,803,061 and 8,803,061 shares)	(250,344)	(250,344)
Total stockholders’ equity	1,185,353	1,138,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,324,267	$2,292,932

See accompanying notes to consolidated financial statements.

EXHIBIT 19 - FINANCIAL STATEMENTS - UNAUDITED

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$43,027	$35,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,495	33,197
Minority interest in net income	75	207
Stock award compensation	3,817	3,470
Deferred income taxes	1,434	1,201
Income of unconsolidated affiliated company	(2,667)	(186)
Loss on sales of property and equipment	342	18
Restructuring related activities	(2,810)
Changes in working capital, net of effects of acquisitions	(18,853)	(24,528)
Net change in deferred charges and credits	3,419	4,925

Net cash provided by operating activities	62,279	53,778

Cash flows from investing activities
Additions to property and equipment	(34,112)	(26,277)
Business acquisition adjustments, net of cash acquired		(650)
Proceeds from sales of property and equipment	287	39
Proceeds from sale of restructuring related assets	3131
Increased investment in unconsolidated affiliated company	(7,065)

Net cash used in investing activities	(37,759)	(26,888)

Cash flows from financing activities
Change in long-term debt	(14,312)	(12)
Change in short-term debt	(392)	(690)
Cash dividends paid to stockholders	(17,089)	(14,855)
Stock incentive programs	293	102

Net cash used by financing activities	(31,500)	(15,455)

Effect of exchange rates on cash	621	2,346

Net (decrease) increase in cash	(6,359)	13,781

Cash balance at beginning of year	76,476	56,401

Cash balance at end of period	$70,117	$70,182

See accompanying notes to consolidated financial statements.

EXHIBIT 19 – FINANCIAL STATEMENTS – UNAUDITED

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

	Common Stock	Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury	Total Stockholders Equity
Balance at December 31, 2001	$6,127	$244,978	$942,019	$(56,659)	$(250,317)	$886,148

Net income			165,515			165,515
Translation adjustment				7,015		7,015
Pension liability adjustment, net of tax effect $(29,313)				(47,853)		(47,853)
Total comprehensive income						124,677
Cash dividends paid on common stock $0.52 per share			(55,059)			(55,059)
Stock incentive programs and related tax effects	7	3,228				3,235
Common stock transaction (761 shares) related to an escrow settlement of a previous subsidiary acquisition					(27)	(27)

Balance at December 31, 2002	6,134	248,206	1,052,475	(97,497)	(250,344)	958,974

Net income			147,145			147,145
Translation adjustment				59,237		59,237
Pension liability adjustment, net of tax effect $15,668				26,072		26,072
Total comprehensive income						232,454
Cash dividends paid on common stock $0.56 per share			(59,469)			(59,469)
Stock incentive programs and related tax effects	18	6,756				6,774
Issued 53,522,935 shares for two-for-one stock split	5,353	(5,353)				0

Balance at December 31, 2003	11,505	249,609	1,140,151	(12,188)	(250,344)	1,138,733

Net income for the first three months of 2004			43,027			43,027
Translation adjustment for the first three months of 2004				1,950		1,950
Total comprehensive income*						44,977
Cash dividends paid on common stock $.16 per share			(17,089)			(17,089)
Recognition of cumulative translation adjustment related to divesture of investment in foreign entity				6,153		6,153
Stock incentive programs and related tax effects	57	12,522				12,579

Balance at March 31, 2004	$11,562	$262,131	$1,166,089	$(4,085)	$(250,344)	$1,185,353

* Total comprehensive income for the first quarter of 2003 was $50,296.

See accompanying notes to consolidated financial statements.

EXHIBIT 19 - FINANCIAL STATEMENTS - UNAUDITED

BEMIS COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Bemis Company, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2 - Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.  An amendment of FASB Statement No. 123.”  The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.”  The Company has adopted the disclosure requirements of SFAS No. 148 in its discussion of stock based employee compensation, but the alternative transition options made available by the standard are not being implemented.

The intrinsic value method is used to account for stock-based compensation plans.  If compensation expense had been determined based on the fair value method with the pro forma compensation expense reflected over the vesting period, net income and income per share would have been adjusted to the pro forma amounts indicated below:

	For the Quarter Ended March 31,
(dollars in thousands, except per share amounts)	2004	2003
Net income - as reported	$43,027	$35,474
Add: Stock-based compensation expense included in net income, net of related tax effects	2,344	2,153
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(2,468)	(2,523)
Net income - pro forma	$42,903	$35,104

Basic earnings per share - as reported	$0.40	$0.33
Basic earnings per share - pro forma	$0.40	$0.33

Diluted earnings per share - as reported	$0.40	$0.33
Diluted earnings per share - pro forma	$0.40	$0.33

Note 3 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable operating segment follow:

(in thousands)	Flexible Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2002	$397,301	$50,708	$448,009
Currency translation adjustment	5,377		5,377
Other adjustments	(2,793)		(2,793)
Reported balance at December 31, 2003	399,885	50,708	450,593

Contribution of consolidated subsidiary to equity investment in Brazilian joint venture	(7,679)		(7,679)
Currency translation adjustment	(94)		(94)
Other adjustments	(2,991)		(2,991)
Reported balance at March 31, 2004	$389,121	$50,708	$439,829

The components of amortized intangible assets follow:

	March 31, 2004		December 31, 2003
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$15,323	$(4,837)	$15,323	$(4,531)
Technology based	51,857	(8,610)	52,644	(8,102)
Marketing related	8,621	(1,492)	8,729	(1,244)
Customer based	9,985	(2,090)	10,139	(1,809)
Reported balance	$85,786	$(17,029)	$86,835	$(15,686)

Amortization expense for intangible assets during the first quarter of 2004 was $1.5 million.  Estimated amortization expense for the remainder of 2004 is $4.2 million; for 2005, 2006, and 2007 is $5.7 million each year; and $5.6 million for 2008 and 2009 each.

Note 4 – Increase in Ownership of Itap Bemis Ltda.

Effective January 1, 2004, we contributed our 90 percent ownership interest in Curwood Itap Ltda., our shrink film business in Brazil, to our Brazilian flexible packaging joint venture, Itap Bemis Ltda.  Assets and liabilities of Curwood Itap Ltda. (consolidated at December 31, 2003) contributed include:  Working capital, $14.7 million, including cash of $7.1 million; property, $3.7 million; intangible assets and deferred charges, $8.4 million; and minority interest, $2.7 million.  In addition, the Company recorded a $6.2 million charge related to a previously deferred cumulative translation loss which substantially offset the gain on the divesture of assets described above.  The net increase in the investment in Itap Bemis Ltda. was $30.5 million, including a net gain of $0.2 million on this transaction.  In exchange for this contribution, our ownership interest in Itap Bemis Ltda. increased from 33 percent to 45 percent.  The joint venture will continue to be accounted for on the equity method and equity earnings will be included as a component of other costs (income), net.

Note 5 – Restructuring of Operations

In July 2003, the Company committed to a plan to close three flexible packaging plants:  Murphysboro, Illinois; Union City, California; and Prattville, Alabama.  The closure of these plants, together with related support staff and capacity reductions within the flexible packaging business segment, will reduce fixed costs and improve capacity utilization elsewhere in the Company.  The Company expects that 325 employees will be terminated as a result of this plan.  During the third quarter 2003, manufacturing activity at the three plants was concluded with customer order fulfillment absorbed by other facilities within the flexible packaging segment.  This plan is expected to be completed in 2004 with the clean -up and disposal of the three plants.

The Company expects to incur total costs of $17.4 million for this plan as follows:  $5.2 million for employee severance, $7.9 million for accelerated depreciation, $1.8 million for equipment and employee relocation, and $2.5 million for other related costs.  During 2003, the Company incurred charges of $5.0 million for employee severance, $7.1 million for accelerated depreciation, $0.7 million for equipment and employee relocation, and $1.1 million for other related costs.  This restructuring effort is essentially complete with minor costs to be incurred to maintain vacated facilities until sold.  The Company has realized a $1.4 million gain on the disposition of the Union City, California plant.  No realized or anticipated costs are included in the total costs reflected above.

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

During the first quarter of 2004, employee severance, equipment relocation, and other related costs were charged to the other costs (income) line in the consolidated statement of income for a total charge of $0.9 million, while the accelerated depreciation costs and inventory write-offs were charged to the cost of products sold line for a total charge of $0.1 million.  Facilities consolidation and relocation costs are expensed as incurred.  In addition, the $1.4 million gain on the first quarter 2004 sale of the Union City, California plant (which was closed in the third quarter of 2003) is included in other costs (income).

An analysis of the restructuring and related costs activity follows:

(in thousands)	Employee Costs	Facilities Consolidation or Relocation	Total Restructuring	Accelerated Depreciation	Total Restructuring and Related Costs
2003 Activity
Total expense accrued
Flexible Packaging	$(4,993)	$(1,779)	$(6,772)	$(7,139)	$(13,911)
Pressure Sensitive	(2,303)	(312)	(2,615)	(134)	(2,749)

Charges to accrual account
Flexible Packaging	3,207	1,779	4,986	7,139	12,125
Pressure Sensitive	964	253	1,217	134	1,351
Reserve balance at December 31, 2003	$(3,125)	$(59)	$(3,184)	$0	$(3,184)

2004 Activity – First Quarter
Total expense accrued
Flexible Packaging	(12)	1,011	999	(45)	954
Pressure Sensitive	(143)	(364)	(507)	(36)	(543)

Charges to accrual account
Flexible Packaging	465	(1,011)	(546)	45	(501)
Pressure Sensitive	1,153	393	1,546	36	1,582
Reserve balance at March 31, 2004	$(1,662)	$(30)	$(1,692)	$0	$(1,692)

Note 6 – Components of Net Periodic Benefit Cost

Benefit costs for defined pension benefit plans are shown below.  Costs for other benefits include defined contribution pension plans and postretirement benefits other than pensions.  The funding policy and expectations disclosed in the Company’s 2003 Annual Report are expected to continue unchanged throughout 2004.

	For the Quarter Ended March 31,
	Pension Benefits		Other Benefits
(in thousands)	2004	2003	2004	2003
Service cost – benefits earned during the period	$4,612	$3,516	$450	$405
Interest cost on projected benefit obligation	7,098	6,474	324	275
Expected return on plan assets	(8,292)	(8,888)
Amortization of unrecognized transition obligation	102	84
Amortization of prior service cost	561	474	18	18
Recognized actuarial net (gain) or loss	1,870	253	24
Net periodic pension (income) cost	$5,951	$1,913	$816	$698

Note 7 - Inventories

The Company’s inventories are valued at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.  Inventories are summarized as follows:

(in thousands)	March 31, 2004	December 31, 2003

Raw materials and supplies	$101,901	$101,966
Work in process and finished goods	232,684	216,303
Total inventories, gross	334,585	318,269
Less inventory reserves	(12,940)	(13,087)

Total inventories, net	$321,645	$305,182

Note 8 - Taxes Based On Income

The Company’s 2004 effective tax rate of 38.6% differs from the federal statutory rate of 35.0% primarily due to state and local income taxes.

Note 9 - Segments of Business

The Company’s business activities are organized around its two principal business segments, Flexible Packaging and Pressure Sensitive Materials.  Both internal and external reporting conforms to this organizational structure with no significant differences in accounting policies applied.  The Company evaluates the performance of its segments and allocates resources to them based on operating profit, which is defined as profit before general corporate expense, interest expense, income taxes, and minority interest.  A summary of the Company’s business activities reported by its two business segments follows:

	For the Quarter Ended March 31,
Business Segments (in millions)	2004	2003
Net Sales to Unaffiliated Customers:
Flexible Packaging	$538.8	$514.4
Pressure Sensitive Materials	145.3	124.2

Intersegment Sales:
Flexible Packaging	(0.1)
Pressure Sensitive Materials
Total	$684.0	$638.6

Operating Profit and Pretax Profit:
Flexible Packaging	$73.6	$66.4
Pressure Sensitive Materials	5.6	2.5
Total operating profit	79.2	68.9

General corporate expenses	(6.5)	(8.1)
Interest expense	(2.6)	(3.4)
Minority interest in net income	(0.1)	(0.2)
Income before income taxes	$70.0	$57.2

Identifiable Assets:
Flexible Packaging	$1,797.5	$1,795.8
Pressure Sensitive Materials	393.4	370.3
Total identifiable assets	2,190.9	2,166.1
Corporate assets	133.4	128.4
Total	$2,324.3	$2,294.5

Note 10 – Legal Proceedings

In a Form 8-K filed with the Securities and Exchange Commission on August 15, 2003, the Company disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  This issue was first disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, and further discussed in the Company’s Form 10-Q filed for the quarter ended June 30, 2003.  The Company has responded to the subpoena and will continue to cooperate fully with the requests of the Department of Justice.

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

Note 11 - Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)	March 31, 2004	December 31, 2003
Foreign currency translation	$19,596	$11,493
Minimum pension liability, net of deferred tax benefit of $14,825 and $14,825	(23,681)	(23,681)
Accumulated other comprehensive income (loss)	$(4,085)	$(12,188)

Note 12 - Earnings Per Share Computations

	Three Months Ended March 31,
	2004	2003

Income available to common stockholders (numerator)	$43,027,000	$35,474,000
Weighted-average common shares outstanding (denominator)	106,799,101	106,047,368

Basic earnings per share of common stock	$0.40	$0.33

Dilutive effects of stock option and stock awards, net of windfall tax benefits	731,503	1,566,918
Weighted-average common shares and common stock equivalents outstanding (denominator)	107,530,604	107,614,286

Diluted earnings per share of common stock	$0.40	$0.33

Certain options outstanding at March 31, 2004 and 2003 (2,494 shares and 709,070 shares, respectively), were not included in the computation of diluted earnings per share because they would not have had a dilutive effect at that time.