Form 10-Q
period 2004-06-30
BEMIS CO INC
filed 2004-08-06
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 5, 2004, the Registrant had 106,936,396 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operation as of and for the quarter and year-to-date periods ended June 30, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  The food industry is our largest market, representing about 65 percent of our total company net sales.  During the second quarter of 2004, net sales increased by 6.4 percent compared to the second quarter of 2003.  Diluted earnings per share increased by 16.7 percent to $0.42 for the second quarter of 2004 compared to $0.36 per share in 2003.

Restructuring and related charges

Restructuring and related activities were initiated during the third quarter of 2003 and included the closure of five manufacturing plants.  During the second quarter of 2004, we recorded restructuring and related charges totaling $0.8 million, of which $0.7 million was recorded as other costs (income), net.  Restructuring and related charges during the second half of 2004 are not expected to be significant.

Results of Operations – Second Quarter 2004

Net sales for the second quarter ended June 30, 2004, were $712.9 million compared to $670.2 million in the second quarter of 2003, an increase of 6.4 percent.  Currency effects increased net sales by 1.8 percent. The impact of acquisitions increased net sales by 1.0 percent.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $564.3 million compared to $532.3 million in the second quarter of 2003, a 6.0 percent increase. Currency effects increased net sales by 1.5 percent. An investment in a Mexican joint venture in May 2004 contributed less than one percent to net sales during the quarter.  Sales unit volume increased by approximately 1.0 percent compared to the second quarter of 2003.  We experienced strong unit volume growth in markets where customers are focusing on new packaging that offers consumers more convenience features.  These markets include confectionery and snack foods, frozen foods and beverage multipacks.  We experienced a decrease in sales unit volume compared to the second quarter of 2003 in markets for bakery and industrial products.  The bakery market has been negatively impacted by recent consumer diet trends.  Industrial products include monolayer films for which we have reduced capacity during the past year as we implemented our strategy to focus on more value-added packaging markets.  The impact of price and mix on sales was an increase of approximately 3.0 percent resulting from the improved sales mix and the pass through of higher raw material prices compared to the prior year.

Operating profit from the flexible packaging business segment was $78.6 million, a 13.3 percent increase compared to $69.4 million during the second quarter of 2003.  Currency effects accounted for a one percent increase in operating profit.  The primary driver of the improved operating profit is sales mix, as we continue to focus on value-added packaging sales.  Operating profit in 2004 is also benefiting from cost savings resulting from the 2003 restructuring program.  Cost savings are expected to be approximately $4 million per quarter in 2004, substantially offset by an increase of approximately $3 million in quarterly pension expense compared to last year.  As a percent of net sales, operating profit increased to 13.9 percent for the second quarter of 2004 from 13.0 percent in the second quarter of 2003.

Pressure Sensitive Materials Business Segment

Second quarter net sales for the Pressure Sensitive Materials business segment increased 7.8 percent to $148.6 million in 2004 from $137.9 million in 2003.  Currency effects increased net sales by about 2.8 percent.  An acquisition completed in November 2003 increased net sales by about 2.7 percent.  The remaining 2.3 percent change in net sales is a result of modest increases in unit sales volume for label, graphic and technical products, in combination with a modest increase in price and mix driven by graphics products.

Operating profit from the pressure sensitive materials business was $9.3 million, or 6.3 percent of net sales, compared to $6.0 million, or 4.3 percent of net sales, in the second quarter of 2003.  Restructuring and related charges reduced operating profit for the second quarter of 2004 by $0.6 million.  We expect operating margins in this segment as a percent of sales to be consistent with the levels of the second quarter for the remainder of 2004, primarily benefiting from restructuring related cost savings, new product introductions, and sustained improvements in production efficiencies.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $71.9 million or 10.1 percent of net sales in the second quarter of 2004 compared to $64.5 million or 9.6 percent of net sales for the second quarter of 2003.  The increase for 2004 results from higher costs related to pension expense, company-wide performance incentives, and stock awards.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2004 to be approximately 10 percent.

Research and Development

Research and development expenses were $5.7 million for the second quarter of 2004, compared to $6.0 million for the second quarter of the prior year.  As a percent of net sales, research and development expenses for the second quarter of 2004 was 0.8 percent, which is relatively consistent with the rate of 0.9 percent recorded for the same period of the prior year.

Interest Expense

Interest expense was $3.9 million for the second quarter of 2004 compared to $3.2 million for the same period of 2003.  While the average cost of our short-term commercial paper was lower during the second quarter of 2004 compared to 2003, interest expense for interest rate swap agreements related to our $350 million of public bonds is based upon LIBOR calculated in arrears.  Since the quarter ending LIBOR rate in 2004 was higher than the quarter ending rate in 2003, a higher interest expense was recorded for these swap agreements in 2004.

Other Costs (Income), Net

Other costs and income improved by $0.9 million to net other income of $2.1 million for the second quarter of 2004 compared to net other income of $1.2 million in the second quarter of 2003.  Net other income includes a $2.3 million increase in equity income from our Brazilian joint venture.  This increase in equity income reflects the improved profitability of the joint venture operations and a January 2004 increase in our equity ownership from 33 percent to 45 percent. Other costs and income for the quarter ended June 2004 also includes restructuring and related charges of $0.7 million related primarily to equipment removal and clean-up of a recently closed plant in the pressure sensitive materials segment.

Results of Operations – Six months ended June 30, 2004

Net sales for the six months ended June 30, 2004, were $1.4 billion compared to $1.3 billion in the first six months of 2003, an increase of 6.7 percent.  Currency effects increased net sales by 2.3 percent. The impact of acquisitions increased net sales by 0.8 percent.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $1.103 billion compared to $1.047 billion in the first six months of 2003, a 5.4 percent increase. Currency effects increased net sales by 1.7 percent. An investment in a Mexican joint venture in May 2004 did not have a significant impact on sales growth during the first half of the year.  The remaining sales increase consists of a 1.0 percent unit sales volume increase in addition to a 2.6 percent increase from higher prices and improved sales mix.  Increased raw material prices since the first half of 2003 have resulted in a corresponding increase in selling prices.  An increase in unit sales volume reflects strong sales in value-added packaging for the meat and cheese, confectionery and snack food, and medical device markets, partially offset by lower unit sales of less complex packaging for markets such as bakery and industrial products.

Operating profit from the flexible packaging business segment was $152.2 million, or 13.8 percent of sales, compared to $135.8 million, or 13.0 percent of sales, during the first six months of 2003.  Currency effects accounted for a 1.2 percent increase in operating profit.  Operating profit in 2004 is benefiting from cost savings resulting from the 2003 restructuring program.  Some of those savings are offset by an increase of approximately $3 million in quarterly pension expense.

Pressure Sensitive Materials Business Segment

First six months net sales for the Pressure Sensitive Materials business segment increased 12.1 percent to $293.9 million in 2004 from $262.1 million in 2003.  Currency effects increased net sales by about 4.6 percent while a November 2003 graphics products acquisition increased net sales by about 2.9 percent.  Unit sales volume for both label and technical products are up about 5 percent each compared to the first six months of last year, while unit sales volume in graphic products is up about 2 percent.  Price and mix contributed about one percent in total, with improvements in graphic products offsetting modest decreases in the other two product lines.

Operating profit from the pressure sensitive materials business was $14.9 million, or 5.1 percent of net sales, compared to $8.5 million, or 3.2 percent of net sales, in the first six months of 2003.  Restructuring and related charges reduced the results of the first six months of 2004 by $1.2 million.  We expect operating margins to benefit from restructuring related cost savings for the remainder of 2004.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $141.9 million or 10.2 percent of net sales in the first six months of 2004 compared to $130.3 million or 10.0 percent of net sales for the first six months of 2003.  The increase for 2004 results from higher costs related to pension expense, company-wide performance incentives, and stock awards.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2004 to be approximately 10 percent.

Research and Development

Research and development expenses were $10.8 million for the first six months of 2004, compared to $11.1 million for the first six months of the prior year.  As a percent of net sales, research and development expenses for the first six months of 2004 was 0.8 percent, which is consistent with the rate recorded for the same period of 2003.

Other Costs (Income), Net

Other costs and income improved by $4.2 million to net other income of $5.9 million for the first six months of 2004 compared to $1.7 million net other income in the first six months of 2003.  The primary driver of the change is a $4.9 million increase in the equity income from our Brazilian joint venture.  This increase reflects the improved profitability of the joint venture operations and a January 2004 increase in our equity ownership from 33 percent to 45 percent.  Net other income in 2004 also includes the net effect of restructuring and related charges of $1.5 million related primarily to plant closing activities in the pressure sensitive materials segment offset by a $1.4 million gain on the sale of a flexible packaging plant that had closed in 2003.

Capital Structure, Liquidity and Cash Flow

Debt to total capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 29.4 percent at June 30, 2004, compared to 31.4 percent at December 31, 2003.  Excluding the change in the fair value of interest rate swaps, cash payments reduced total debt by $12.6 million during the six months ended June 30, 2004.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $22.6 million at December 31, 2003, to $13.4 million at June 30, 2004.  The change in fair value reflects the change in market expectations for interest rates over the term of the swap agreements.  The balance sheet impact of this change was a $9.2 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.

Liquidity

Total long-term debt includes $182 million of commercial paper, $250 million of public bonds due in 2008, and $100 million of public bonds due in July 2005.  Outstanding commercial paper is supported by $549 million of back-up credit facilities.  When the $100 million public bonds mature in July 2005, we intend to repay that debt by issuing commercial paper.  Commercial paper outstanding at June 30, 2004, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related backup credit agreement expires in 2006.

Cash Flow

Net cash provided by operating activities increased to $152.5 million in the first six months of 2004 from $137.1 million during the same period of 2003.  Improved cash flow from operating activities is a reflection of increased sales and profitability compared to the prior year, in addition to cash savings resulting from restructuring and related activities completed during 2003.  Capital expenditures through June 30, 2004, totaled $69.4 million compared to $46.9 million during the first half of 2003.  We continue to expect capital expenditures for 2004 to be in the range of $140 to $145 million.  On May 25, 2004, we and our joint venture partner in Mexico, announced the acquisition of certain flexible packaging assets of Masterpak, S.A. de C.V., including a converting facility located in Tultitlán, Mexico.  While Bemis owns 51 percent of the new joint venture, the cash flow statement reflects the total acquisition price since Bemis provided the acquisition financing.  Effective January 1, 2004, we also contributed the net assets of our Brazilian flexible packaging business to our joint venture in Brazil in exchange for an increase in ownership from 33 percent to 45 percent.  Net cash used in investing activities reflects the $7.1 million net cash impact of that contribution.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk during the six-month period ended June 30, 2004.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company first disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, that the Department of Justice expected to initiate a criminal investigation into competitive practices in the labelstock industry and the Company further discussed the investigation and disclosed that it expected to receive a subpoena in the Company’s Form 10-Q filed for the quarter ended June 30, 2003.  In a Form 8-K filed with the Securities and Exchange Commission on August 15, 2003, the Company disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  The Company has responded to the subpoena and will continue to cooperate fully with the requests of the Department of Justice.

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in nine civil lawsuits.  Each lawsuit purports to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie entered an order which calls for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed in February 2005.  The Order does not set, at this time, a discovery cut-off or a trial date.  The Company intends to vigorously defend these lawsuits.

In a Form 8-K filed with the Securities and Exchange Commission on May 25, 2004, the Company disclosed that representatives from the European Commission had commenced a search of business records and interviews of certain Company personnel at its pressure sensitive materials operation in Soignies, Belgium to investigate possible violations of European competition law in connection with an investigation of potential anticompetitive activities in the European paper and forestry products sector.  The Company continues to cooperate fully with the European Commission Competition Authorities.

Given the preliminary nature of the Department of Justice investigation, the related class-action civil lawsuits, and the European Commission investigation, the Company is unable to predict the outcome of these matters although the effect could be material.  The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial position, or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company’s 2004 Annual Meeting of Shareholders was held on May 6, 2004.

(b)           (1)   The shareholders voted for four director nominees for three-year terms.  There were no abstentions and no broker non-votes.  The vote was as follows:

Name of Candidate	Votes For	Votes Withheld
Nancy P. McDonald	93,841,749	1,952,387
Jeffrey H. Curler	93,952,020	1,842,117
Roger D. O’Shaughnessy	94,255,132	1,539,004
David S. Haffner	94,259,744	1,534,393

(2)   The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2004 fiscal year.  The vote was 93,168,641 for, 1,828,558 against, and 796,938 abstentions.  There were no broker non-votes.

(3)   The shareholders voted to amend the Company’s Restated Articles of Incorporation to increase the authorized shares of the Company.  The vote was 73,317,925 for, 21,316,341 against, and 845,194 abstentions.  There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           The Exhibit Index is incorporated herein by reference.

(b)           During the quarter ended June 30, 2004, the Company filed a Form 8-K dated April 22, 2004, to furnish the Company’s first quarter 2004 earnings press release.  Additionally, a Form 8-K dated May 25, 2004, was filed to furnish the Company’s press release which states that representatives from the European Commission Competition Authorities visited its pressure sensitive materials operation in Belgium in connection with an investigation of alleged anticompetitive activities in the European paper and forestry products sector.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 6, 2004	/s/ Gene C. Wulf
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer

Date	August 6, 2004	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended.	Filed Electronically
3(b)	By-Laws of the Registrant, as amended through May 6, 2004.	Filed Electronically
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (1)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (2)	Incorporated by Reference
4(c)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (3)	Incorporated by Reference
19	Reports Furnished to Security Holders	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically
32	Section 1350 Certification of CEO and CFO	Filed Electronically

(1)           Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).

(2)           Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).

(3)           Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).