Form 10-Q
period 2004-09-30
BEMIS CO INC
filed 2004-11-09
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OR THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 5, 2004, the Registrant had 106,938,782 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19, are incorporated by reference in this Form 10-Q.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended September 30, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  The food industry is our largest market, representing about 65 percent of our total company net sales.  During the third quarter of 2004, prices of raw materials used in our business segments, specifically polymer resins used in flexible packaging and certain adhesives used in our pressure sensitive materials business, have increased considerably in concert with the price of related petrochemical feedstocks.  Bemis employs a business model that periodically adjusts product selling prices to reflect changes in raw material costs.  This model has been used successfully through numerous market cycles.

During the third quarter of 2004, net sales increased by 7.5 percent compared to the third quarter of 2003.  Diluted earnings per share increased by 28.1 percent to $0.41 for the third quarter of 2004 compared to $0.32 per diluted share in 2003.  Restructuring and related charges totaled $1.1 million and $10.8 million during the third quarters of 2004 and 2003, respectively.  Excluding the impact of these charges, third quarter diluted earnings per share for 2004 would have increased by 7.9 percent to $0.41 compared to $0.38 for the third quarter of 2003.

Restructuring and related charges

Restructuring and related activities were initiated for the flexible packaging business segment during the third quarter of 2003 and included the closure of three manufacturing plants.  During the third quarter of 2003, restructuring and related charges totaled $10.8 million of which $5.3 million was charged to cost of products sold and the remaining $5.5 million was charged to other costs (income), net.  In the fourth quarter of 2003, we also initiated a restructuring program for the pressure sensitive materials business segment, which included the closure of two plants.  During the third quarter of 2004, we recorded restructuring and related charges totaling $1.1 million, of which $0.8 million was recorded as cost of products sold and related principally to the loss on the proposed sale of a closed pressure sensitive materials plant.  The balance was recorded in other costs (income), net.  Restructuring and related charges in future periods are expected to be approximately $1.0 million.  In addition, gains or losses associated with the sale of  the remaining three properties that have been closed as a result of the restructuring program could occur once these properties are sold.  For detailed information about restructuring and related charges, see Exhibit 19, Financial Statements – Unaudited, Note 5, incorporated herein by reference.

Results of Operations – Third Quarter 2004

Net sales for the third quarter ended September 30, 2004, were $711.9 million compared to $662.0 million in the third quarter of 2003, an increase of 7.5 percent.  Currency effects increased net sales by 2.1 percent. The impact of acquisitions increased net sales by 1.7 percent.  Both business segments contributed to sales growth during the quarter.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $571.7 million compared to $532.6 million in the third quarter of 2003, a 7.3 percent increase. Currency effects increased net sales by 1.7 percent. An investment in a majority owned Mexican joint venture in May 2004 contributed 1.4 percent to net sales during the quarter.

Total unit sales volume increased by 3.7 percent compared to the levels of the third quarter of 2003.  This volume improvement was driven primarily by a 4.5 percent increase in unit volume sales to meat and cheese markets, which account for about 30 percent of flexible packaging sales.  Unit volume sold to the medical device packaging markets also increased by 4.5 percent.  Sales to the confectionery and snack foods, frozen foods, multipacks, and dry goods markets also contributed to higher unit sales volumes.  These unit volume improvements were partially offset by unit volume decreases in sales to bakery, pet products, and industrial markets compared to the third quarter of 2003.

In the flexible packaging business segment, the improvement in net sales from the effects of price and mix was less than one percent compared to the levels of the third quarter of 2003.  This is a reflection of the impact of higher selling prices across all markets partially offset by a change in sales mix in certain markets that are price sensitive.

Operating profit from the flexible packaging business segment was $74.6 million, a 21.3 percent increase compared to $61.5 million during the third quarter of 2003.  During the third quarter of 2003, restructuring and related charges of $10.8 million reduced operating profit for the flexible packaging business segment.  Excluding the impact of these charges, operating profit for the third quarter of 2004 would have increased 3.3 percent from the third quarter of 2003.  Currency effects accounted for less than one percent of this increase in operating profit.

As a percent of net sales, operating profit increased to 13.1 percent for the third quarter of 2004 from 11.5 percent in the third quarter of 2003.  Excluding the impact of the restructuring and related charges noted above, operating profit as a percent of net sales would have been 13.6 percent in the third quarter of 2003.  During the third quarter of 2004, higher raw material prices have had a negative impact on operating profit.  Operating profit was also impacted by increased incentive compensation and pension expense.  Increased expense for incentive compensation results from improved operating profit performance in 2004.  Pension expense has more than doubled in 2004 primarily due to the recognition of prior years’ asset losses and assumption changes.  Pension information is further disclosed in Exhibit 19, Financial Statements – Unaudited, Note 6, incorporated herein by reference.  The start-up of new multilayer film lines in two of our expanded European operations temporarily reduced operating efficiencies at those locations during the third quarter.  In addition, we recorded an operating loss of $1.3 million during the quarter from our newly acquired joint venture in Mexico where resolution of supplier issues  and deferred maintenance activities related to the previous ownership is continuing.

Pressure Sensitive Materials Business Segment

Third quarter net sales for the Pressure Sensitive Materials business segment increased 8.3 percent to $140.2 million in 2004 from $129.4 million in 2003.  Currency effects increased net sales by about 3.7 percent.  An acquisition completed in November 2003 increased net sales by about 2.8 percent.  A modest unit volume increase of less than one percent reflects a substantial unit volume increase in technical products almost completely offset by a decrease in label and graphics products.  Technical product sales during the third quarter of 2004 were driven by strong sales of battery labels during the hurricane season and sales of medical patches.  The impact of price and mix added 1.4 percent to sales growth as price increases in label and graphics products in addition to increased battery label sales.

Operating profit from the pressure sensitive materials business was $7.9 million, or 5.7 percent of net sales, compared to $4.0 million, or 3.1 percent of net sales, in the third quarter of 2003.    Restructuring and related charges reduced operating profit for the third quarter of 2004 by $1.1 million.    Excluding the impact of this charge, third quarter operating profit would have been 6.4 percent of net sales.  Increased operating profit in our pressure sensitive materials business segment is driven by improved operating efficiencies and a focus on higher margin products.  We closed two plants during the past 12 months, consolidating most of that production into two remaining label products plants and significantly reducing costs.  Combined with the ongoing improvements from Six Sigma programs, profits improved compared to the third quarter of 2003 despite sizable increases in accruals related to pension expense and performance incentive programs noted above.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $69.6 million or 9.8 percent of net sales during the third quarter of 2004 compared to $62.9 million or 9.5 percent of net sales for the third quarter of 2003.  The increase in expenses for 2004 results from increased expenses related to incentive compensation programs and pension expense referred to in the analysis of operating profit by business segment.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2004 to be approximately 10 percent.

Interest Expense

Interest expense was $4.1 million for the third quarter of 2004 compared to $3.2 million for the same period of 2003.  Interest cost on debt outstanding is calculated based upon short-term, variable interest rates that have increased 0.75 percent from the third quarter of 2003.  Principal outstanding has decreased by $58 million from September 30, 2003.

Other Costs (Income), Net

Other costs and income improved by $7.5 million to net other income of $3.9 million for the third quarter of 2004 compared to net other costs of $3.6 million in the third quarter of 2003.  Net other income includes a $2.2 million increase in equity income from our Brazilian joint venture.  This increase in equity income reflects the improved profitability of the joint venture operations and a January 2004 increase in our equity ownership from 33 percent to 45 percent. Other costs and income for the quarter ended September 2004 also includes restructuring and related charges of $0.3 million related primarily to equipment removal and clean-up of a recently closed plant in the pressure sensitive materials segment.  During the third quarter of 2003, other costs (income), net included restructuring and related charges of $5.5 million associated with the closure of three flexible packaging plants.

Results of Operations – Nine months ended September 30, 2004

Net sales for the nine months ended September 30, 2004, were $2.109 billion compared to $1.971 billion in the first nine months of 2003, an increase of 7.0 percent.  Currency effects increased net sales by 2.4 percent. The impact of acquisitions increased net sales by 1.1 percent.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $1.675 billion compared to $1.579 billion in the first nine months of 2003, a 6.0 percent increase. Currency effects increased net sales by 2.0 percent. An investment in a majority owned Mexican joint venture in May 2004 increased net sales by less than one percent.  Improvements in unit volume and in price and mix both contributed to sales growth during the first nine months of 2004.

Unit volume improvements were recorded for all of the markets into which our products are sold  except bakery, pet products, and industrial markets.  Demand for bakery goods has decreased with recent consumer diet trends, and competition in markets for pet products packaging has increased in 2004.  In the industrial market, we have reduced our exposure to unprinted, commodity packaging and have been focusing our capacity on value-added products.

The impact of price and mix was about one percent and generally reflects modest increases across the market categories.  Higher raw material prices in 2004 are being reflected in our selling prices.  Additionally, many customers have introduced new products and packaging in 2004, which generally results in improved sales mix.

Operating profit from the flexible packaging business segment was $226.9 million, or 13.5 percent of net sales, for the nine months ended September 30, 2004, compared to $197.3 million, or 12.5 percent of net sales, during the first nine months of 2003.  Of the 15.0 percent increase in operating profit compared to the first nine months of 2003, currency effects accounted for 1.0 percent profit growth.  Excluding the impact of restructuring and related activities, $0.8 million of income and $10.8 million of expense recorded for the first nine months of 2004 and 2003, respectively, operating profit would have been 13.5 percent of net sales for the first nine months of 2004 compared to 13.2 percent of net sales for the same period of 2003.  Generally higher unit sales volumes and improvements in sales mix due to increased sales of multilayer film products have had a positive impact on operating profit during 2004.  This improvement was partially offset by increased expenses for incentive compensation programs and pension benefits.  Increased expenses for incentive compensation programs reflect improved operating profit performance in 2004.  Pension expense has more than doubled in 2004 primarily due to the recognition of prior years’ asset losses and assumption changes.  Pension information is disclosed in Exhibit 19, Financial Statements – Unaudited, Note 6, incorporated herein by reference.

Pressure Sensitive Materials Business Segment

Net sales during the first nine months of 2004 for the pressure sensitive materials business segment increased 10.9 percent to $434.1 million in 2004 from $391.5 million in 2003.  Currency effects increased net sales by about 4.3 percent while a November 2003 graphics products acquisition increased net sales by about 2.9 percent.  The remaining sales growth is attributable to unit volume growth primarily in technical products during the first nine months of 2004 compared to the same period of 2003.

Operating profit from the pressure sensitive materials business was $22.8 million, or 5.3 percent of net sales, for the nine months ended September 30, 2004, compared to $12.5 million, or 3.2 percent of net sales, in the first nine months of 2003.    Restructuring and related charges reduced the results of the first nine months of 2004 by $2.3 million.  Excluding the impact of these charges, operating profit for the nine months ended September 30, 2004, would have been 5.8 percent of net sales.  Operating profit is benefiting from the cost savings associated with restructuring activities accomplished early in the year as well as improved operating efficiencies and sales mix.  These improvements have more than offset the negative impact of higher pension and incentive compensation costs in 2004.

Other Costs (Income), Net

Other costs and income improved by $11.7 million to net other income of $9.8 million for the first nine months of 2004 compared to $1.9 million net other costs in the first nine months of 2003.  One component of this change is a $7.2 million increase in the equity income from our Brazilian joint venture.  This increase reflects the improved profitability of the joint venture operations and a January 2004 increase in our equity ownership from 33 percent to 45 percent.  Net other costs and income in 2004 also reflects net restructuring and related charges of $0.4 million related primarily to plant closing activities in the pressure sensitive materials segment offset by a $1.4 million gain on the sale of a flexible packaging plant that had closed in 2003.  Total other costs (income), net for the first nine months of 2003 included restructuring and related charges of $5.5 million associated with the closure of three flexible packaging plants.

Capital Structure, Liquidity and Cash Flow

Debt to total capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 29.3 percent at September 30, 2004, compared to 31.4 percent at December 31, 2003.  Excluding the change in the fair value of interest rate swaps, debt outstanding as of September 30, 2004, was substantially unchanged from the level at December 31, 2003.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $22.6 million at December 31, 2003, to $18.1 million at September 30, 2004.  The change in fair value reflects the change in market expectations for interest rates over the term of the swap agreements.  The balance sheet impact of this change was a $4.5 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.

Liquidity

Total long-term debt includes $195 million of commercial paper, $250 million of public bonds due in 2008, and $100 million of public bonds due in July 2005.  Outstanding commercial paper is supported by $500 million of back-up credit facilities.  We intend to repay the $100 million of public bonds that mature in July 2005 by issuing commercial paper for which we currently have sufficient backup credit capacity.  Commercial paper outstanding at September 30, 2004, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related backup credit agreement expires in 2009.

On September 2, 2004, we renegotiated our bank credit facilities used to back up our commercial paper program.  The two existing bank credit facilities were terminated.  Under the terms of the new revolving credit agreement with eight banks, we may borrow up to $500 million through September 1, 2009.  We pay a facility fee of 0.08 percent annually on the entire amount of the commitment.  There were no borrowings outstanding under this agreement at September 30, 2004.   We expect this facility to be sufficient to provide backup for our commercial paper financing needs over the term of the agreement.

A major portion of our cash balances at September 30, 2004, reflects positive cash flow from operating activities that has accumulated in our non-U.S. subsidiaries.  It is our intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.  Recently, the government enacted the American Jobs Creation Act of 2004.  We are studying the impact of the one-time foreign dividend remittance provisions of this legislation, but at present we have not drawn any conclusions regarding its application to our strategy.

Cash Flow

Net cash provided by operating activities was $197.5 million in the first nine months of 2004 compared to $212.6 million during the same period of 2003.  Increased use of cash for working capital reflects the impact of higher raw material prices and increased sales during 2004.  Capital expenditures through September 30, 2004, totaled $99.5 million compared to $76.1 million during the first nine months of 2003.  We continue to expect capital expenditures for 2004 to be in the range of $140 to $145 million, reflecting our investment in expanded capacity in our North American and European operations.  On May 25, 2004, we and our joint venture partner in Mexico announced the acquisition of certain flexible packaging assets of Masterpak, S.A. de C.V., including a converting facility located in Tultitlán, Mexico.  While Bemis owns 51 percent of the new joint venture, the cash flow statement reflects the total acquisition price since Bemis provided the acquisition financing.  Effective January 1, 2004, we also contributed the net assets of our Brazilian flexible packaging business to our joint venture in Brazil in exchange for an increase in ownership from 33 percent to 45 percent.  Net cash used in investing activities reflects the $7.1 million net cash impact of that contribution.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; operating results and cash flows from acquisitions may differ from what we anticipate; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives derived from petrochemical feedstocks; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the U.S. Department of Justice criminal investigation into competitive practices in the label stock industry, any related proceedings or civil lawsuits, and the investigation by European Anticompetitive Authorities into the competitive practices in the Paper and Forestry Products industries; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

Presentation of Non-GAAP Information

Some of the information presented above reflects adjustments to “As reported” results to exclude certain amounts related to the company’s restructuring initiative.  This adjusted information should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America.  It is provided solely to assist in an investor’s understanding of the impact of the Company’s restructuring initiative on the comparability of the Company’s operations.  A reconciliation of the GAAP amounts to the Non-GAAP amounts follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions except per share amounts - unaudited)	2004	2003	2004	2003

Reconciliation of GAAP to Non-GAAP Operating Profit and Operating Profit as a Percentage of Net Sales by Segment
Flexible Packaging
Net Sales	$571.7	$532.6	$1,675.0	$1,579.2

Operating Profit as reported	74.6	61.5	226.9	197.3
Operating Profit as a percentage of Net Sales	13.1%	11.5%	13.5%	12.5%

Non-GAAP adjustment:
Restructuring and related charges (income)	0.1	10.8	(0.8)	10.8
Operating Profit as adjusted	$74.7	$72.3	$226.1	$208.1
Operating Profit as a percentage of Net Sales	13.1%	13.6%	13.5%	13.2%

Pressure Sensitive Materials
Net Sales	$140.2	$129.4	$434.1	$391.5

Operating Profit as reported	7.9	4.0	22.8	12.5
Operating Profit as a percentage of Net Sales	5.7%	3.1%	5.3%	3.2%

Non-GAAP adjustment:
Restructuring and related charges	1.1		2.3
Operating Profit as adjusted	$9.0	$4.0	$25.1	$12.5
Operating Profit as a percentage of Net Sales	6.4%	3.1%	5.8%	3.2%

Reconciliation of GAAP to Non-GAAP Earnings per Share
Diluted earnings per share as reported	$0.41	$0.32	$ l.23	$1.01

Non-GAAP adjustments per share, net of taxes:
Restructuring and related charges		0.06	0.01	0.06
Diluted earnings per share as adjusted	$0.41	$0.38	$1.24	$1.07

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

Barrier Products – Products that provide protection and extend the shelf life of the contents of the package.  These products provide this protection by combining different types of plastics and chemicals into a multilayered plastic package.  These products protect the contents from such things as moisture, sunlight, odor, or other elements.

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

Paper products – Products that consist primarily of multiwall and single ply paper bags and printed paper roll stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk during the nine-month period ended September 30, 2004.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company first disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, that the Department of Justice expected to initiate a criminal investigation into competitive practices in the labelstock industry and the Company further discussed the investigation and disclosed that it expected to receive a subpoena in its Form 10-Q filed for the quarter ended June 30, 2003.  In a Form 8-K filed with the Securities and Exchange Commission on August 15, 2003, the Company disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  The Company has responded to the subpoena and will continue to cooperate fully with the requests of the Department of Justice.

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

BEMIS COMPANY, INC.

/s/ Gene C. Wulf	/s/ Stanley A. Jaffy
Gene C. Wulf, Vice President, Chief Financial Officer and Treasurer	Stanley A. Jaffy, Vice President and Controller
Date November 5, 2004	Date November 5, 2004

EXHIBIT INDEX

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)	Rights Agreement, dated as of July 29, 1999, between the Registrant and
Wells Fargo Bank Minnesota, National Association (formerly known as
	Norwest Bank Minnesota, National Association). (2)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (3)	Incorporated by Reference
4(c)	Form of Indenture dated as of June 15, 1995, between the Registrant and
U.S. Bank Trust National Association (formerly known as First Trust
	National Association), as Trustee. (4)	Incorporated by Reference
10(j)	Credit Agreement, dated September 2, 2004, among the Registrant, the
	banks listed therein and Bank One, NA, as Administrative Agent.	Filed Electronically
19	Reports Furnished to Security Holders	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically
32	Section 1350 Certification of CEO and CFO	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).