Form 10-K
period 2004-12-31
BEMIS CO INC
filed 2005-03-11
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on June 30, 2004, based on a closing price of $28.25 per share as reported on the New York Stock Exchange, was $3,020,671,000.

As of March 7, 2005, the Registrant had 107,050,255 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Proxy Statement - Annual Meeting of Stockholders May 5, 2005 - Part III

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I
Item 1.	Business
Item 2.	Properties

Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data
Management’s Responsibility Statement
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Stockholders’ Equity
Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits and Financial Statement Schedules

Signatures
Exhibit Index

Schedule II – Valuation and Qualifying Accounts and Reserves
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Exhibit 21 – Parent and Subsidiaries of the Registrant
Exhibit 23 – Consent of PricewaterhouseCoopers LLP

Exhibit 31.1 – Certification of Jeffrey H. Curler, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 8, 2005

Exhibit 31.2 – Certification of Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 8, 2005

Exhibit 32 – Certification of Jeffrey H. Curler, Chief Executive Officer of the Company, and Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Section 1350, dated March 8, 2005

PART I  -  ITEMS 1, 2, 3, and 4

ITEM 1 - BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Registrant was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Registrant is a principal manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe with a growing presence in Asia Pacific, South America, and Mexico.  In 2004, approximately 80 percent of the Registrant’s sales were derived from the Flexible Packaging segment and approximately 20 percent were derived from the Pressure Sensitive Materials segment.

The Registrant’s products are sold to customers primarily in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care products, batteries, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Registrant’s operations in its business segments is available at Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K Annual Report.

As of December 31, 2004, the Registrant had approximately 11,900 employees, about 8,300 of whom were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving four different international unions and one independent union and 19 individual contracts with terms ranging from one to six years.  During 2004, six contracts covering approximately 2,000 employees at six different locations in the United States were successfully negotiated.  During 2005, three domestic and one Canadian labor agreements covering approximately 600 employees are scheduled to expire.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving six different unions with terms ranging from one to two years.

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

Flexible Packaging Segment

The flexible packing segment manufactures a broad range of consumer and industrial packaging.  Multilayer flexible polymer film structures and barrier laminates are sold for food, medical, and personal care products as well as non-food applications utilizing controlled or modified atmosphere packaging or unique open or close features.  Monolayer and coextruded films are also produced for applications with fewer barrier requirements.  Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, custom thermoformed plastic packaging, multiwall and single-ply paper bags, printed paper roll stock, and bag closing materials.  Markets for our products include processed and fresh meat, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, seed, lawn and garden, tissue, fresh produce, personal care and hygiene, disposable diapers, printed shrink overwrap for the food and beverage industry, agribusiness, minerals, and medical device packaging.

Pressure Sensitive Materials Segment

The pressure sensitive materials segment manufactures pressure sensitive materials that are sold into label markets, graphic markets, and technical markets.

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

The major markets in which the Registrant sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Amcor Limited, Exopack Company, Hood Packaging Corporation, Intertape Polymer Group Inc., Alcan Packaging, Pliant Corporation, Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Smurfit-Stone Container Corporation, and Wihuri OY.  In the Pressure Sensitive Materials segment major competitors include Avery Dennison Corporation, Acucote, Inc., Green Bay Packaging Inc., 3M, Ricoh Company, Ltd., Ritrama Inc., Flexcon Co., Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene Corporation, and Wausau Coated Products Inc.

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

Raw Materials

Plastic resins and films, paper, inks, adhesives, and chemicals constitute the basic major raw materials.  These are purchased from a variety of industry sources and the Registrant is not dependent on any one supplier for its raw materials.  While temporary shortages of raw materials may occur occasionally, these items are currently readily available.

Research and Development Expense

Research and development expenditures were as follows:

	2004	2003	2002
Flexible Packaging	$16,923,000	$17,060,000	$14,509,000
Pressure Sensitive Materials	4,215,000	4,394,000	2,937,000
Total	$21,138,000	$21,454,000	$17,446,000

The increase in 2003 reflects additional effort related to new product development.

Environmental Control

Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Registrant and its subsidiaries.

Available Information

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549 (call 1-800-792-0330 for hours of operation). Electronically filed reports can also be accessed through the Registrant’s own website (http://www.bemis.com), under Investor Relations/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., 222 South Ninth Street, Suite 2300, Minneapolis, Minnesota 55402-4099, or calling (612) 376-3000.  In addition, the Registrant’s Board Committee charters and the Company’s standards of business conduct can be electronically accessed at the Company’s website under Company Overview or, free of charge, by writing directly to the Company.  The Registrant has adopted a Financial Code of Ethics which is filed as an exhibit to this Annual Report on Form 10-K, and is also posted on the Registrant’s website.  The Registrant intends to post any amendment to, or waiver from, a provision of the Financial Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions on the Investor Relations section of its website (www.bemis.com) promptly following the date of such amendment or waiver.

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

ITEM 2 - PROPERTIES

Properties utilized by the Registrant at December 31, 2004, were as follows:

Flexible Packaging Segment

This segment has 43 manufacturing plants located in 14 states and eight non-USA countries, of which 36 are owned directly by the Registrant or its subsidiaries, six are leased from outside parties, and one is leased from the Registrant’s Mexican joint venture partner on a month-to-month basis.  Initial lease terms generally provide for minimum terms of two to 25 years and have one or more renewal options.  The initial terms of leases in effect at December 31, 2004, expire between 2005 and 2010.  In addition a flexible packaging operating location leased adjacent vacant land in 1999 for an initial lease term of 42 years.

Pressure Sensitive Materials Segment

This segment has eight manufacturing plants located in four states and two non-USA countries, of which seven are owned directly by the Registrant or its subsidiaries and one is leased from an outside party.  The initial term, excluding renewal options, of the lease in effect as of December 31, 2004, expires in 2006.

Corporate and General

The executive offices of the Registrant, which are leased, are located in Minneapolis, Minnesota.  The Registrant considers its plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of its business.  The manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions.

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

The Indiana Department of Environmental Management has issued a Notice of Violation to the Registrant regarding various permitting and air emissions violations at its Terre Haute, Indiana facility.  The Registrant is cooperating with the Indiana agency and is seeking to resolve all open issues raised by the Notice of Violation.  Any settlement or other resolution of these matters may include a penalty.  While the Registrant cannot reasonably estimate the amount of any such penalty, management believes that it would not have a material adverse effect upon the Registrant’s financial condition or results of operations.

The Registrant is a potentially responsible party (PRP) in twelve superfund sites around the United States.  The Registrant expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Registrant has reserved an amount that it believes to be adequate to cover its exposure.

Dixie Toga S.A., acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo.  The City has assessed a city services tax on the production and sale of printed labels and packaging products.  Dixie Toga, along with a number of other packaging companies disagree and contend that the city services tax is not applicable and that the products are subject only to the state value added tax (VAT).  Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes.  Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga did not pay the city services tax but instead continued to collect and pay the state VAT.

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $40.0 million at the date the Company acquired Dixie Toga.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A lower court decision in 2002 cancelled all of the assessments for 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  The City continues to assert the applicability of the city services tax and has issued assessments for the subsequent years 1996-2001.  The assessments for those years for tax and penalties (exclusive of interest) are estimated to be approximately $26.0 million.

Dixie Toga strongly disagrees with the City’s position.  The Company believes that Dixie Toga has a strong legal position and intends to vigorously challenge any assessments by the City of São Paulo.  The Company is unable at this time to predict the ultimate outcome of the controversy.  An adverse resolution could be material to the results of operations and/or cash flows of the period in which the matter is resolved.

The Company first disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, that the Department of Justice expected to initiate a criminal investigation into competitive practices in the labelstock industry and the Company further discussed the investigation and disclosed that it expected to receive a subpoena in its Form 10-Q filed for the quarter ended June 30, 2003.  In a Form 8-K filed with the Securities and Exchange Commission on August 15, 2003, the Company disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  The Company has responded to the subpoena and will continue to cooperate fully with the requests of the U.S. Department of Justice.

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in twelve civil lawsuits.  Five of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie entered an order which calls for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed in November 2005.  At this time, a discovery cut-off and a trial date have not been set.  The Company has also been named in four lawsuits filed in the California Superior Court in San Francisco.  Three of these lawsuits seek to represent a class of all California indirect purchasers of labelstock and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  These three lawsuits have been consolidated. The fourth lawsuit seeks to represent a class of California direct purchasers of labelstock and alleges a conspiracy to fix prices within the self-adhesive labelstock industry. Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Ohio, seeking to represent a class of all Ohio indirect purchasers of labelstock, and one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company intends to vigorously defend these lawsuits.

In a Form 8-K filed with the Securities and Exchange Commission on May 25, 2004, the Company disclosed that representatives from the European Commission had commenced a search of business records and interviews of certain Company personnel at its self-adhesive labelstock operation in Soignies, Belgium to investigate possible violations of European competition law in connection with an investigation of potential anticompetitive activities in the European paper and forestry products sector.  The Company continues to cooperate fully with the European Commission.

Given the ongoing status of the U.S. Department of Justice investigation, the related class-action civil lawsuits, and the European Commission investigation, the Company is unable to predict the outcome of these matters although the effect could be material to the results of operations and/or cash flows of the period in which the matter is resolved.  The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial position, or liquidity of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II  -  ITEMS 5, 6, 7, 7A, 8, 9, 9A, and 9B

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2004, there were 4,465 registered holders of record of our common stock.  Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ending:	March 31	June 30	September 30	December 31
2004
Dividend paid per common share	$0.16	$0.16	$0.16	$0.16
Common stock price per share
High	$26.42	$28.65	$28.45	$29.49
Low	$23.24	$25.22	$24.83	$24.74
2003
Dividend paid per common share	$0.14	$0.14	$0.14	$0.14
Common stock price per share
High	$25.58	$24.15	$24.33	$25.03
Low	$19.66	$20.86	$21.39	$21.77
2002
Dividend paid per common share	$0.13	$0.13	$0.13	$0.13
Common stock price per share
High	$29.12	$28.53	$27.19	$27.15
Low	$23.32	$23.55	$19.70	$22.77

ITEM 6 - SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW

(dollars in millions, except per share amounts)

Years Ended December 31,	2004		2003		2002		2001		2000
Operating Data
Net sales	$2,834.4		$2,635.0		$2,369.0		$2,293.1		$2,164.6
Cost of products sold and other expenses	2,525.2		2,383.2		2,086.5		2,035.4		1,921.5
Interest expense	15.5		12.6		15.5		30.3		31.6
Income before income taxes	293.7		239.2		267.0		227.4		211.5
Provision for income taxes	113.7		92.1		101.5		87.1		80.9
Net income	180.0		147.1		165.5		140.3		130.6
Net income as a percent of net sales	6.3%		5.6%		7.0%		6.1%		6.0%

Common Share Data
Basic earnings per share	$1.68		$1.39		$1.56		$1.33		$1.23
Diluted earnings per share	1.67		1.37		1.54		1.32		1.22
Dividends per share	0.64		0.56		0.52		0.50		0.48
Book value per share	12.23		10.72		9.06		8.38		7.59
Stock price/earnings ratio range	14-18	x	15-19	x	13-19	x	11-20	x	10-16	x
Weighted-average shares outstanding for computation of diluted earnings per share	107,941,738		107,733,383		107,492,974		106,243,596		107,105,406
Common shares outstanding at December 31,	106,947,128		106,242,046		105,887,476		105,739,858		105,204,828

Capital Structure and Other Data					`
Current ratio	2.3	x	2.4	x	2.2	x	2.5	x	1.3	x
Working capital	$498.6		$436.3		$395.8		$348.7		$144.9
Total assets	2,486.7		2,292.9		2,256.7		1,923.0		1,888.6
Short-term debt	5.7		6.5		5.2		5.7		234.8
Long-term debt	533.9		583.4		718.3		595.2		438.0
Stockholders’ equity	1,307.9		1,138.7		959.0		886.1		798.8
Return on average stockholders’ equity	14.7%		14.0%		17.9%		16.7%		17.1%
Return on average total capital	9.7%		8.4%		10.3%		10.0%		10.8%
Depreciation and amortization	$130.8		$128.2		$119.2		$124.1		$108.1
Capital expenditures	134.5		106.5		91.0		117.5		100.4
Number of common stockholders	4,465		4,484		4,542		4,747		5,005
Number of employees	11,907		11,505		11,837		11,012		10,969

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three years ended December 31, 2004

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

	Percent of Net Sales
Three-year review of results	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of products sold	79.0	79.8	77.7
Gross margin	21.0	20.2	22.3
Selling, general, and administrative expenses	10.1	9.7	9.7
All other expenses	0.6	1.4	1.3
Income before income taxes	10.3	9.1	11.3
Provision for income taxes	4.0	3.5	4.3
Net income	6.3%	5.6%	7.0%
Effective income tax rate	38.7%	38.5%	38.0%

Presentation of Non-GAAP Information

Some of the information presented below reflects adjustments to “As reported” results to exclude certain amounts related to the company’s restructuring initiative and certain non-recurring gains.  This adjusted information should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America (GAAP).  It is provided solely to assist in an investor’s understanding of the impact of the Company’s restructuring initiative and certain non-recurring gains on the comparability of the Company’s operations.  A reconciliation of the GAAP amounts to the Non-GAAP amounts follows:

	Twelve Months Ended
	December 31,
(dollars in millions except per share amounts)	2004	2003

Reconciliation by Segment of GAAP to Non-GAAP Operating Profit and Operating Profit as a Percentage of Net Sales
Flexible Packaging
Net Sales	$2,249.6	$2,101.0

Operating Profit as reported	308.3	263.7

Non-GAAP adjustments:
Restructuring and related charges (income)	(0.7)	13.9
(Gain) on sale of certain manufacturing assets	(5.6)
Operating Profit as adjusted	$302.0	$277.6

Operating Profit as a percentage of Net Sales
As reported	13.7%	12.6%
As adjusted	13.4%	13.2%

Pressure Sensitive Materials
Net Sales	$584.8	$534.1

Operating Profit as reported	33.9	16.3

Non-GAAP adjustments:
Restructuring and related charges (income)	3.1	2.7
Operating Profit as adjusted	$37.0	$19.0

Operating Profit as a percentage of Net Sales
As reported	5.8%	3.1%
As adjusted	6.3%	3.6%

Reconciliation of GAAP to Non-GAAP Earnings per Share
Diluted earnings per share as reported	$ l.667	$1.366

Non-GAAP adjustments per share, net of taxes:
Restructuring and related charges (income)	0.014	0.095
(Gain) on sale of certain manufacturing assets	(0.032)
Diluted earnings per share as adjusted	$1.649	$1.461

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  Generally about 65 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets into which we sell our flexible packaging products include medical devices, personal care, and lawn care.  Our emphasis on supplying packaging to the food industry provides a more stable market environment for our flexible packaging business segment, which accounts for about 80 percent of our net sales. The remaining 20 percent of our net sales is from the pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets.

Market Conditions

During 2004, higher petrochemical feedstock costs significantly increased the price of polymer resins and adhesives, the primary raw materials for our business segments.   Our business model has been developed to accommodate such cost increases by adjusting selling prices to reflect increased costs.  In addition, we focus on marketing value-added, unique materials and customer service that cannot be easily duplicated by our competition.  During the year, we experienced increased customer demand for innovative packaging and pressure sensitive solutions, reflecting a strengthening economy and our customers’ focus on new product introductions.

Restructuring and Related Charges

During the third quarter of 2003, we initiated a restructuring program in which three flexible packaging plants were closed.  This program eliminated less efficient capacity and consolidated production of monolayer blown film into fewer, more efficient facilities.  While most of the restructuring activities were completed as of December 31, 2003, gains and losses related to the sale of these closed facilities resulted in a net gain of $0.7 million during 2004.

During the fourth quarter of 2003, we initiated a restructuring program for our pressure sensitive materials business segment to reduce capacity and fixed costs associated with our label materials product line.  The majority of the restructuring activities were completed by the second quarter of 2004.  Restructuring charges totaled $2.7 million in the fourth quarter of 2003 and $3.1 million in 2004.

Acquisitions

Our acquisitions strategy is growth oriented, focused on the identification of businesses that offer unique packaging technologies, access to new markets or product lines, or critical mass.  Since the beginning of 2002, we have completed four such acquisitions to enhance the breadth of our product offerings and expand the market and geographic participation of our business segments.  These four acquisitions have added about $275 million of net sales, about two-thirds of which is from non-U.S. manufacturing plants.  Our non-U.S. plants are focused on serving the flexible packaging needs of the geographic regions in which each plant resides.  These acquisitions are more fully discussed in Note 5 to the Consolidated Financial Statements.

On May 26, 2004, Bemis and our Mexican joint venture partner completed the purchase of certain flexible packaging assets of Masterpak S.A. de C.V., including a converting facility in Tultitlán, Mexico.  These assets produce flexible packaging for dry foods, personal care products, pharmaceuticals, confectionery and bakery products.  Annual sales related to the assets acquired were approximately $35 million.  We own 51 percent of the acquired business, which will focus on supplying the packaging needs of Mexican food and consumer goods markets.

On January 5, 2005, subsequent to year-end 2004, we acquired majority ownership of Dixie Toga S.A., one of the largest packaging companies in South America with annual revenues in excess of $300 million.  The acquisition included the outstanding voting common stock of Dixie Toga in addition to 43 percent of the outstanding nonvoting preferred stock.  The cash purchase price was approximately $250 million.  This acquisition significantly increases our exposure to the growing South American packaging market and provides a strong platform from which to introduce our propriety film products to a new region.  Since 1998, Bemis and Dixie Toga have operated a joint venture in Brazil, known as Itap Bemis Ltda., and have established a successful working relationship.  Dixie Toga has a strong regional management team, a business model similar to Bemis’ and growing, profitable operations.  We expect this acquisition to have a positive impact on our financial results in 2005.

Results of Operations

Consolidated Overview

For the year ended December 31, 2004, net sales increased 7.6 percent to $2.83 billion, compared to $2.64 billion for the year ended December 31, 2003.  Acquisitions made during the fourth quarter of 2003 and the second quarter of 2004 accounted for 1.1 percent of the 7.6 percent increase in net sales while currency translation accounted for 2.3 percent.  Increased unit sales in both business segments drove a 3.1 percent increase in net sales during the year, while price and mix accounted for the remaining 1.1 percent increase.  Demand for innovative packaging for a variety of food categories such as meat and cheese, frozen foods, confectionery products and snack foods led flexible packaging volumes, while technical products drove an increase in pressure sensitive materials.  Net sales in 2003 increased 11.2 percent from net sales of $2.37 billion in 2002.  Acquisitions accounted for 6.6 percent of the net sales growth, while currency translation accounted for about 3.0 percent.   The remaining 1.6 percent sales growth reflects primarily the increased sales volumes in flexible packaging during 2003.

Operating profit increased to $342.2 million in 2004 from $280.1 million in 2003 and $316.4 million in 2002.  Operating profit in 2004 reflects a $5.6 million gain on the sale of an in-house rotogravure graphics plant.  In addition, restructuring and related charges included in operating profit totaled $2.4 million and $16.7 million in 2004 and 2003, respectively.  Excluding the impact of the gain on the sale of the plant and any restructuring charges, operating profit would have been $339.0 million for 2004, an increase of 14.3 percent from $296.7 million for 2003.  There were no restructuring charges during 2002.  Cost savings in 2004 resulting from the completed restructuring programs were partially offset by increased pension expense.  Sales mix improvements resulted in increased operating profit during 2004.  During 2003, competitive pricing pressures for flexible packaging products sold into industrial markets and for pressure sensitive label materials, in addition to increases in certain resin costs, contributed to lower margins.

Net income totaled $180.0 million in 2004, $147.1 million in 2003, and $165.5 million in 2002.  Diluted earnings per share were $1.67 for 2004, including restructuring and related charges of about $0.014 per share.  Results for 2004 also reflect a gain of $0.032 per share on the sale of rotogravure plant assets during the fourth quarter of the year.  For 2003, diluted earnings per share were $1.37, including restructuring and related charges of about $0.095 per share.  Diluted earnings per share for 2002 totaled $1.54.

Flexible Packaging Business Segment

Our flexible packaging business segment provides packaging to a variety of end markets, including meat and cheese, confectionery, frozen foods, lawn and garden, personal care, beverages, medical devices, bakery and snack foods.  These markets are generally less affected by economic cycles and grow through product innovation and geographical expansion.

The most significant raw materials used in this business segment are polymer resins, which we use to develop and manufacture single layer and multilayer film products.  During periods of unusual raw material cost volatility, selling price changes may lag behind changes in our raw material costs.  During 2004, resin costs steadily increased, resulting in double-digit percentage increases by year-end.  These raw material costs were reflected in increased selling prices during the year.  During 2003, polyethylene resin prices increased 30 percent during the first quarter in anticipation of natural gas shortages due to conflict in the Middle East and other international supply concerns.  As concerns subsided in April, prices drifted back down, resulting in a volatile pricing period that delayed our ability to adjust selling prices, which negatively impacted 2003 operating margins.

In July 2003, we announced a restructuring effort to reduce fixed costs, take out monolayer film capacity and direct production volume to more efficient facilities.  We closed three flexible packaging manufacturing facilities in the third quarter of 2003, recording restructuring and related charges of $13.9 million during 2003.  Of this total charge, $7.1 million related to accelerated depreciation of assets and was classified as costs of products sold.  The remaining $6.8 million of charges included $5.0 million for employee severance and related costs and $1.8 million of other costs, primarily equipment relocation, all of which have been recorded as other costs (income), net.  With the flexible packaging restructuring efforts essentially completed at December 31, 2003, the net restructuring gain of $0.7 million classified as other costs (income), net, in 2004 relates primarily to the sale of closed facilities offset by ongoing costs to maintain these closed facilities.

Our flexible packaging business segment recorded net sales of $2.25 billion in 2004, a 7.1 percent increase from $2.10 billion in 2003.  The acquisition of the flexible packaging assets of Masterpak, a Mexican joint venture investment made during the second quarter of 2004, contributed 0.8 percent sales growth.  Currency translation accounted for a 1.8 percent increase in sales, primarily reflecting the impact of our exposure to the strengthening Euro.  Strong unit sales to markets for meat and cheese, confectionery and snack foods, frozen foods, personal care products, cereal products and unitizing film for products such as bottled water was partially offset by lower unit sales to bakery, pet product and industrial markets.  Price and mix increased sales by about 1.1 percent in total, as customers balanced price increases with changes in product mix.   Net sales increased 12.3 percent in 2003 from $1.87 billion in 2002.  Acquisitions accounted for an increase of 8.4 percent and currency translation accounted for 2.0 percent of the improvement from 2002.

Operating profit increased to $308.3 million in 2004 compared to $263.8 million in 2003 and $289.1 million in 2002.  Operating profit as a percentage of net sales increased to 13.7 percent in 2004 compared to 12.6 percent in 2003.  Operating profit was 15.5 percent in 2002.  During the fourth quarter of 2004, we recorded a gain of $5.6 million from the sale of a manufacturing facility in Florence, Kentucky that supported internal rotogravure graphics capabilities.  Excluding the impact of both the gain on the sale of that facility as well as restructuring charges, operating profit as a percentage of net sales would have been 13.4 percent in 2004 compared to 13.2 percent in 2003.  Savings resulting from the restructuring program were significantly offset by increased pension costs and incentive compensation in 2004.  In addition, operating losses from the newly acquired joint venture in Mexico totaled $3.7 million in 2004 where resolution of supplier issues and deferred maintenance activities related to the previous ownership is continuing.  Factors that dampened flexible packaging operating profits in 2003 included increased employee pension and other benefit costs and unusual volatility in the price of polyethylene resin during the first half of the year.

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

Paper and adhesive are the primary raw materials used in our pressure sensitive materials business segment.  For the last several years, general economic conditions have had a greater negative influence on selling prices and operating performance than raw material costs.  During 2004, the increased cost of petrochemical products caused an associated increase in the cost of adhesive materials, in addition to a concern about availability of adhesive from suppliers.  In response to these cost increases, we increased selling prices and secured alternative supplies of raw materials in case of shortages.  We focused on margin expansion by introducing new product innovations and quality initiatives during the year.   In addition, recent restructuring activities resulted in better capacity utilization in label products.

In October of 2003, we announced the restructuring of our label products capacity.  We closed two facilities to reduce fixed costs and improve capacity utilization in our label products line.  Restructuring and related charges of $2.7 million were recorded in

2003, of which $2.3 million related to severance and related charges and was recorded as other costs (income), net.  The remaining $0.4 million related to accelerated depreciation of assets and related charges and was recorded as an element of costs of products sold.  During 2004, restructuring and related charges totaling $3.1 million related primarily to the cost of closing a label products plant in Nevada.  Of this total, $1.8 million related to costs and equipment relocation and was recorded as other costs (income), net, with the remaining costs associated with accelerated depreciation charged to costs of products sold.

Our pressure sensitive materials business segment reported net sales of $584.8 million in 2004, an increase of 9.5 percent from net sales of $534.1 million in 2003.  An acquisition in the fourth quarter of 2003 of a graphic business in Europe increased net sales by 2.6 percent during 2004 and currency translation provided a 4.2 percent increase.  About 44 percent of the sales from this business segment are from our manufacturing operations in Belgium, which benefited from the strengthening of the European currencies during 2004.  Stronger unit sales of technical products more than offset slightly lower unit sales of label and graphic products compared to 2003.  Price and mix provided a combined improvement to net sales during the year of about 1.0 percent.  Net sales in 2003 increased 7.0 percent from $498.9 million in 2002, primarily due to the strengthening of the Euro during 2003.

Operating profit increased substantially in 2004 to $33.9 million or 5.8 percent of net sales, compared to $16.3 million or 3.1 percent of net sales in 2003, and $27.3 million or 5.5 percent of net sales in 2002.  Excluding the impact of restructuring and related charges, operating profit would have been $37.0 million or 6.3 percent of net sales in 2004, and $19.0 million or 3.6 percent of net sales in 2003.  Currency translation contributed $2.2 million to operating profit in 2004 and $2.9 million in 2003.  Improved profit levels in 2004 reflect improved sales mix and the savings associated with restructuring activities early in the year, partially offset by increased pension expense.   During 2003, label product markets were very competitive, as reduced selling prices offset much of the benefits of improving production volume during the year.

Gross Margin

Gross margin as a percent of net sales increased to 21.0 percent in 2004 compared to 20.2 percent in 2003.   Gross margin was 22.3 percent in 2002.  Restructuring and related charges reduced gross margins by $1.1 million in 2004 and $7.6 million in 2003.  Lower margins in 2004 reflect the impact of higher resin costs in advance of selling price increases and an increased proportion of lower margin non-U.S. sales.  We are implementing improvements in Europe and Mexico to increase profitability at those locations.  During 2003, unusual volatility in raw material prices for flexible packaging products coupled with pricing pressure in markets for certain commodity-like products caused margins to decline from 2002 levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 10.1 percent for 2004, compared to 9.7 percent for both 2003 and 2002.  Total expenses were $285.0 million in 2004, $256.7 million in 2003, and $229.3 million in 2002.  Increased expenses for 2004 reflect the larger sales organization associated with our global sales efforts and an increase from 2003 in broad-based incentive compensation and pension expense.

Research and Development Expenses

Research and development expenses decreased slightly in 2004 to $21.1 million compared to $21.5 million in 2003.  Expenses in 2002 totaled $17.4 million.  Our efforts to introduce new products continue at a steady pace and are an integral part of our daily plant operations.  Our research and development engineers work directly on commercial production equipment, bringing new products to market without the use of pilot equipment.  We believe this approach significantly improves the efficiency, effectiveness and relevance of our research and developments activities and results in earlier commercialization of new products.  Expenditures that are not distinctly identifiable as research and development costs are included in costs of products sold.

Interest Expense

Substantially all of our outstanding debt for each of the three years presented was subject to variable interest rates.  During 2004, short-term interest rates increased gradually from about 1.1 percent at December 31, 2003 to about 2.3 percent at December 31, 2004.  The impact of this increase in short-term interest rates was partially offset by a $42.6 million decrease in outstanding debt during 2004.  Interest expense increased in 2004 to $15.5 million compared to $12.6 million in 2003.  During 2002, we recorded interest expense of $15.4 million, reflecting lower interest rates but higher outstanding debt levels.  We expect interest expense to increase substantially in 2005 due to increasing short-term interest rates and higher debt levels.  On January 5, 2005, we acquired a Brazilian packaging company for which we assumed about $40 million in interest-bearing debt and borrowed approximately $250 million to complete the acquisition.

Other Costs (Income), Net

We reported net other income of $20.1 million in 2004, reflecting a $5.6 million gain on the sale of a rotogravure facility during the fourth quarter partially offset by restructuring and related charges of $1.2 million.  Equity income from our Brazilian joint venture was $11.7 million in 2004, reflecting improved profitability in addition to an increase in our equity ownership from 33 percent to 45 percent in January 2004.  The remainder of other income in 2004 is primarily interest income.  During 2003, net other costs of $2.7 million included $8.9 million of restructuring and related charges related to employee severance and the closure of manufacturing facilities.  The Brazilian joint venture accounted for $3.2 million of equity income during 2003.  Net other income of $1.2 million in 2002 was primarily related to interest income.

Income Taxes

Our effective tax rate was 38.7 percent in 2004, 38.5 percent in 2003, and 38.0 percent in 2002.  The difference between our overall tax rate and the U. S. statutory tax rate of 35 percent in each of those three years principally relates to state and local income taxes net of federal income tax benefits.

Liquidity and Capital Resources

Credit Rating

At year-end the Company had long-term credit ratings of “A” from Standard & Poor’s and “A2” from Moody’s Investors Service, and a credit rating of “A-1” and “P-1” for our commercial paper program from Standard & Poor’s and Moody’s Investor Service, respectively.  Our financial position and credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

On January 5, 2005, we acquired the outstanding voting common stock and 43 percent of the outstanding nonvoting preferred stock of Dixie Toga S.A. for a cash price of approximately $250 million.  The acquisition was initially financed with commercial paper.  We intend to refinance a portion of our commercial paper during the first half of 2005.  In July 2005, $100 million of existing public bonds will mature and we expect to refinance this debt with available commercial paper capacity.

In conjunction with the January 2005 acquisition, the credit rating agencies have reviewed the ratings that they have assigned to our debt.  Standard & Poor’s has confirmed their ratings of “A” and “A-1” for our long-term senior unsecured debt and commercial paper, respectively.  On March 11, 2005, Moody’s Investor Service reduced our long-term senior unsecured debt credit rating to "Baa1" and reduced our commercial paper rating to "P-2."

Sources of Liquidity

Cash provided by operations was $271.5 million for the year ended December 31, 2004, compared to $311.1 million in 2003 and $286.7 million in 2002.  Cash provided by operations in 2004 and 2003 was reduced by voluntary pension contributions to our U.S. pension plans of $50 million and $40 million, respectively.  While no contributions are required for 2005 or 2006, we continue to monitor the funded status of our U.S. pension plans and will evaluate the benefits of future voluntary contributions subject to available liquidity.  Increased raw material costs during 2004 resulted in increased levels of working capital, which had a negative impact on cash provided by operations during the second half of the year.

In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $160 million.  In early January 2005 the amount of outstanding commercial paper increased substantially as a direct result of the acquisition of Dixie Toga S.A.  Based upon our current credit rating, we enjoy ready access to the commercial paper markets.  While not anticipated, if these markets were to become illiquid or if a credit rating downgrade limited our ability to issue commercial paper, we would draw upon our existing back-up credit facility.  In September 2004, we renegotiated our back-up credit facility to extend the term to September of 2009.  The previous credit facility included a Revolving Credit Agreement where the Company could borrow up to $334 million through August 2006.  Our new credit facility provides $500 million of available financing supported by a group of major U.S. and international banks.  Covenants imposed by this bank credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  In addition to funds available under this credit facility, we also have the capability of issuing up to approximately $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  Previously the Company had a 364-day Credit Agreement under which the Company could borrow up to $250 million.  If these new credit facilities and ECNs were no longer available to us, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.

Long-term Debt

Commercial paper outstanding at December 31, 2004, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related back-up credit agreement expires in 2009.  In July 2005, public bonds totaling $100 million will mature.  We intend to refinance those bonds with commercial paper.

Uses of Liquidity

Capital Expenditures

Capital expenditures were $134.5 million during 2004, compared to $106.5 million in 2003 and $91.0 million in 2002.  During 2004, we invested in additional capacity for our European operations to meet strong demand for our shrink bag products and to provide a platform to introduce new proprietary film products.  Capital expenditures for 2005 are expected to be in the $185 million to $200 million range.  Increased expenditures for 2005 primarily relate to capacity needs in North American operations.  After 2005, capital expenditures are expected to return to levels approximately equivalent to total annual depreciation and amortization expenses.

Dividends

We increased our quarterly cash dividend by 14.3 percent during the first quarter of 2004 to 16 cents per share from 14 cents per share.  This follows increases of 7.7 percent in 2003 and 4.0 percent in 2002.  In February 2005, the Board of Directors approved the 22nd consecutive annual increase in the quarterly cash dividend on common stock to 18 cents per share, a 12.5 percent increase.

Share Repurchases

We did not make any share repurchases during the three years presented.  As of December 31, 2004, management is authorized to purchase up to 4.7 million shares of common stock for the treasury.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, capital lease obligations, operating lease obligations and certain other purchase obligations as of December 31, 2004.

	Contractual Payments Due by Period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Debt payments (1)	$572.0	$115.7	$25.4	$422.4	$8.5
Capital leases (2)	0.7	0.2	0.4	0.1	0.0
Operating leases (3)	26.0	6.8	7.4	4.4	7.4
Purchase obligations (4)	136.5	132.7	3.7	0.1	0.0
Pension contributions (5)	5.2	5.2

(1)

Amount noted includes estimated interest costs. Long-term and short-term debt obligations, excluding interest, are included in our Consolidated Balance Sheets. A portion of this debt is commercial paper backed by a bank credit facility that expires on September 2, 2009. See Note 11 of the Notes to the Consolidated Financial Statements for additional information about our debt and related matters.

(2)

Amount noted includes estimated interest costs. The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. See Note 10 of the Notes to the Consolidated Financial Statements for additional information about our capital lease obligations.

(3)

We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payments terms based on the passage of time. Some lease agreements provide us with the options to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Our operating lease obligations are described in Note 10 of our Consolidated Financial Statements.

(4)	Purchase obligations represent contracts or commitments for the purchase of raw materials, utilities, capital equipment and various other goods and services.

(5)	Amount noted is funding requirements of non-U.S. pension plans. No requirements exist for future funding.

Interest Rate Swaps

Our long-term unsecured notes include $100 million due in July 2005 and $250 million due in August 2008.  In September 2001, we entered into interest rate swap agreements with three U.S. banks, which increased our exposure to variable rates.  We generally prefer variable rate debt since it has been our experience that borrowing at variable rates is less expensive than borrowing at fixed rates over the long term.  These interest rate swap agreements, which expire in 2005 and 2008, reduced the interest cost of the $350 million of long-term debt from about 6.6 percent to about 3.2 percent in 2004.  Since these variable rates are based upon six-month London Interbank Offered Rates (LIBOR), calculated in arrears, at the semiannual interest payment dates of the corresponding notes, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $518.4 million of total debt outstanding would increase by $5.2 million.

Accounting principles generally accepted in the United States of America require that the fair value of these swaps, which have been designated as hedges of our fixed rate unsecured notes outstanding, be recorded as an asset or liability of the Company.  The fair value of these swaps was recorded as an asset of $14.9 million at December 31, 2004, and an asset of $22.6 million at December 31, 2003.  For each period, an offsetting increase is recorded in the fair value of the related long-term notes outstanding.  These fair value adjustments do not impact the actual balance of outstanding principal on the notes, nor do they impact the income statement or related cash flows.  Credit loss from counterparty nonperformance is not anticipated.

Market Risks and Foreign Currency Exposures

We enter into contractual arrangements (derivatives) in the ordinary course of business to manage foreign currency exposure and interest rate risks.  We do not enter into derivative transactions for trading purposes.  Our use of derivative instruments is subject to internal policies that provide guidelines for control, counterparty risk, and ongoing reporting.  These derivative instruments are designed to reduce the income statement volatility associated with movement in foreign exchange rates, establish rates for future issuance of public bonds, and to achieve greater exposure to variable interest rates.

Interest expense calculated on our outstanding debt is substantially subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $518.4 million of total debt outstanding would increase by $5.2 million.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables, principally for transactions in non-Euro zone countries.  At December 31, 2004 and 2003, we had outstanding forward exchange contracts with notional amounts aggregating $3.5 million and $5.2 million, respectively.  Forward exchange contracts generally have maturities of less than nine months and relate primarily to major Western European currencies.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contacts is insignificant and recorded on the balance sheet within current liabilities and as an element of other costs (income), net, which offsets the related transactions gains and losses on the related foreign denominated asset or liability.

The operating results of our international operations are recorded in local currency and translated into U.S. dollars for consolidation purposes.  The impact of foreign currency translation on 2004 net sales was an increase of $59.6 million or 2.3 percent from 2003.  Operating profit improved by approximately $4.8 million as a result of the positive effect of foreign currency translation during 2004.

Long-term Compensation

While our practice of awarding long-term compensation has relied primarily on restricted stock programs that are valued at the time of the award and expensed over the vesting period, we have also granted some stock options in the past.  Beginning in 2004, we discontinued the awarding of stock options.  Stock options granted prior to 2004 were granted at prices equal to the fair market value on the date of grant and exercisable, upon vesting, over varying periods up to ten years from the date of grant.    Stock options for Directors vested immediately, while options for Company employees become vested over three years (one-third per year).  Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Options,” we disclose the impact on net income and earnings per share of stock options outstanding, as if compensation expense were measured using a fair value method, in the footnotes accompanying our financial statements.  Beginning July 1, 2005, accounting rules will require us to follow a fair value based method of recognizing expense for stock options.  If we followed this fair value method during 2004, diluted earnings per share would have been reduced by one cent for the year ended 2004, two cents for the year ended 2003, and one cent for the year ended 2002.  We expect the impact to diluted earnings per share for 2005 to be insignificant.

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

Pension expense recorded in 2004 was $25.2 million, compared to pension expense of $9.6 million in 2003 and pension income of $3.2 million in 2002.  We expect 2005 pension expense to be comparable to the levels of 2004.

One element used in determining annual pension income and expense in accordance with SFAS No. 87 is the expected return on plan assets.  As of January 1, 2005, for our U.S. defined benefit pension plans, we have assumed that the expected long-term rate of return on plan assets will be 8.75 percent.  This represents a decrease from the 9.0 percent level assumed for 2004 and 9.5 percent level assumed for 2003.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based upon our target asset allocation.  Using historical long-term investment periods of 10, 15 and 20 years, our pension plan assets have earned rates of return of 10.9 percent, 10.1 percent and 11.1 percent, respectively, each in excess of our assumed rates.

In future years, we expect that returns will be lower than the historical returns discussed above due to a generally lower inflation and interest rate environment.  Considering this, we selected an 8.75 percent long-term rate of return on assets assumption as of January 1, 2005.  Using our target asset allocation of plan assets of 80 percent equity securities and 20 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2004, for our U.S. defined benefit pension plans we determined this rate to be 5.75 percent, a decrease of one half of one percent from the 6.25 percent rate used at December 31, 2003.

Pension assumptions sensitivity analysis

Based upon current assumptions of 5.75 percent for the discount rate and 8.75 percent for the expected rate of return on pension plan assets, we expect pension expense before the effect of income taxes for 2005 to be in a range of $25 million to $28 million.  The following charts depict the sensitivity of estimated 2005 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

	Total increase (decrease)		Total increase (decrease)
	to pension expense		to pension expense
($ in millions)	from current assumptions		from current assumptions
Discount rate		Rate of Return on Plan Assets
5.00 percent	$6.0	8.00 percent	$2.9
5.25 percent	4.0	8.25 percent	1.9
5.50 percent	2.0	8.50 percent	1.0
5.75 percent–Current Assumption	0.0	8.75 percent – Current Assumption	0.0
6.00 percent	(1.9)	9.00 percent	(1.0)
6.25 percent	(3.8)	9.25 percent	(1.9)
6.50 percent	(5.7)	9.50 percent	(2.9)

The following chart depicts the sensitivity of the minimum pension liability adjustment on equity, net of tax, resulting from changes in the assumed discount rate.

Total (increase) decrease in equity
from current assumptions
Discount rate
5.00 percent	$55.2
5.25 percent (1)	46.9
5.50 percent	2.7
5.75 percent – Current Assumption	0.0
6.00 percent	(2.6)
6.25 percent	(5.2)
6.50 percent	(7.6)

(1)

If the discount rate had been reduced to 5.25 percent at December 31, 2004, the accumulated benefit obligation for the largest of the defined benefit pension plans would have exceeded the related plan assets. This would then have required a minimum pension liability adjustment with a corresponding reduction to equity, net of tax, of about $46.9 million. A further decrease in the discount rate to 5.00 percent would only result in an additional equity adjustment of $8.3 million.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $442.2 million as of December 31, 2004.

Intangible assets consist primarily of purchased technology, customer relationships, patents, trademarks, and tradenames and are amortized using the straight-line method over their estimated useful lives, which range from one to 20 years, when purchased.  We review these intangible assets for impairment as changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable.  The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  These estimates and projections require judgments as to future events, condition and amounts of future cash flows.

New Accounting Pronouncements

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which will significantly change accounting practice with respect to employee stock options.  FAS 123R requires that a public entity measure the cost of equity-based service awards based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  A public entity will initially measure the cost of liability-based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  The Company expects that the impact of adopting this standard will be insignificant to the Company’s results of operation.

On November 24, 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”.  The standard adopts the International Accounting Standards Board (IASB) view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred.  Additionally, the Board made the decision to clarify the meaning of the term “normal capacity”.  The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company has not determined the impact of this SFAS No. 151 to its inventory accounting results which may result upon adoption of this statement on January 1, 2006.

In December 2004, the FASB issued FASB Staff Positions (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”.  This FSP provides guidance on how an enterprise should account for the deduction for qualified production activities provided by the American Jobs Act of 2004.  We are currently evaluating the impact of this new deduction, the benefit of which will be considered in our future tax provisions.

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. We are currently evaluating whether any of the earnings of our non-U.S. operations will be repatriated in accordance with the terms of this law.

Subsequent Events

On January 5, 2005, Bemis announced that it had acquired majority ownership of Dixie Toga S.A., one of the largest packaging companies in South America and Bemis’ Brazil-based partner in the Itap Bemis Ltda. joint venture.  In this transaction, we acquired the outstanding voting common stock and 43 percent of the outstanding nonvoting preferred stock of Dixie Toga for a total cash price of approximately $250 million.  The purchase price was initially financed with commercial paper and, combined with a small amount of debt assumed in the acquisition, our debt to total capitalization ratio increased on the acquisition date to approximately 36 percent.  Preferred stock of Dixie Toga is publicly traded on the Brazilian Bovespa Stock Exchange.  Dixie Toga recorded annual revenues during 2004 in excess of $300 million.  With this acquisition, the results of operations of Dixie Toga will include our Brazilian joint venture, Itap Bemis Ltda., and will be consolidated in our financial statements beginning in January of 2005.  We expect this acquisition to have a positive impact on our financial results in 2005.

Forward-looking Statements

This Annual Report contains certain estimates, predictions, and other “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  Forward-looking statements are generally identified with the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), including those of acquired companies, perceived opportunities in the market and statements regarding our mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; operating results and cash flows from acquisitions may differ from what we anticipate; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the U.S. Department of Justice criminal investigation into competitive practices in the labelstock industry, any related proceedings or civil lawsuits, and the investigation by European Anticompetitive Authorities into the competitive practices in the Paper and Forestry Products industries; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is included in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Form 10-K Annual Report.  Based on a sensitivity analysis (assuming a 10 percent adverse change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would not materially affect our financial position and liquidity.  The effect on our results of operations would be substantially offset by the impact of the hedged items.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Registrant’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2004, based on the COSO-Framework criteria.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation.  Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Bemis Company, Inc.:

We have completed an integrated audit of Bemis Company, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of stockholders equity, and of cash flows present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control - Integrated Framework issued by COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 7, 2005

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

For the years ended December 31,	2004	2003	2002

Net sales	$2,834,394	$2,635,018	$2,369,038

Costs and expenses:
Cost of products sold	2,238,694	2,101,537	1,840,115
Selling, general, and administrative expenses	284,991	256,689	229,325
Research and development	21,138	21,454	17,446
Interest expense	15,503	12,564	15,445
Other costs (income), net	(20,088)	2,659	(1,206)
Minority interest in net income	489	870	898

Income before income taxes	293,667	239,245	267,015

Provision for income taxes	113,700	92,100	101,500

Net income	$179,967	$147,145	$165,515

Basic earnings per share of common stock	$1.68	$1.39	$1.56

Diluted earnings per share of common stock	$1.67	$1.37	$1.54

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share amounts)

As of December 31,	2004	2003

ASSETS
Current assets:
Cash	$93,898	$76,476
Accounts receivable, net	356,944	333,743
Inventories	387,414	305,182
Prepaid expenses	35,511	36,505
Total current assets	873,767	751,906

Property and equipment:
Land and land improvements	26,737	25,213
Buildings and leasehold improvements	344,494	334,218
Machinery and equipment	1,315,770	1,255,877
Total property and equipment	1,687,001	1,615,308
Less accumulated depreciation	(748,427)	(700,033)
Net property and equipment	938,574	915,275

Other long-term assets:
Goodwill	442,181	450,593
Other intangible assets	65,396	71,149
Deferred charges and other assets	166,825	104,009
Total other long-term assets	674,402	625,751
TOTAL ASSETS	$2,486,743	$2,292,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$912	$1,113
Short-term borrowings	4,830	5,402
Accounts payable	277,989	222,774
Accrued liabilities:
Salaries and wages	68,269	69,499
Income taxes	13,161	7,504
Other	9,982	9,294
Total current liabilities	375,143	315,586

Long-term debt, less current portion	533,886	583,399
Deferred taxes	173,872	150,312
Other liabilities and deferred credits	93,003	99,505
Total liabilities	1,175,904	1,148,802

Minority interest	2,973	5,397

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value:
Authorized – 500,000,000 shares
Issued – 115,750,189 and 115,045,107 shares	11,575	11,505
Capital in excess of par value	263,266	249,609
Retained earnings	1,251,695	1,140,151
Accumulated other comprehensive income (loss)	31,674	(12,188)
Common stock held in treasury, 8,803,061 and 8,803,061 shares, at cost	(250,344)	(250,344)
Total stockholders’ equity	1,307,866	1,138,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,486,743	$2,292,932

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the years ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net income	$179,967	$147,145	$165,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,846	128,189	119,231
Minority interest in net income	489	870	898
Stock award compensation	11,908	10,666	15,210
Deferred income taxes	25,332	27,215	19,391
Loss (income) of unconsolidated affiliated companies	(8,807)	(3,098)	208
Loss (gain) on sale of property and equipment	(4,667)	484	1,279
Restructuring related activities	(2,408)	10,794
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,424)	11,781	(28,373)
Inventories	(73,989)	19,836	(20,083)
Prepaid expenses	583	1,485	(127)
Accounts payable	42,557	(27,978)	26,879
Accrued salaries and wages	15,774	4,106	826
Accrued income taxes	8,892	(353)	4,561
Accrued other taxes	300	(1,455)	(205)
Changes in other liabilities and deferred credits	(24,989)	(4,032)	(2,128)
Changes in deferred charges and other investments	(20,819)	(14,524)	(16,352)
Net cash provided by operating activities	271,545	311,131	286,730

Cash flows from investing activities:
Additions to property and equipment	(134,511)	(106,476)	(91,004)
Business acquisitions, net of cash acquired	(30,733)	(12,495)	(209,583)
Proceeds from sales of property, equipment, and other assets	13,239	308	416
Proceeds from sale of restructuring related assets	8,191
Increased investment in unconsolidated affiliated company	(7,065)
Net cash used in investing activities	(150,879)	(118,663)	(300,171)

Cash flows from financing activities:
Proceeds from long-term debt			88,995
Repayment of long-term debt	(42,159)	(128,065)	(304)
Change in short-term borrowings	(922)	3,144	(724)
Cash dividends paid to stockholders	(68,423)	(59,469)	(55,059)
Stock incentive programs	411	332
Net cash (used) provided by financing activities	(111,093)	(184,058)	32,908

Effect of exchange rates on cash	7,849	11,665	1,833

Net increase in cash	17,422	20,075	21,300
Cash balance at beginning of year	76,476	56,401	35,101

Cash balance at end of year	$93,898	$76,476	$56,401

Supplemental disclosure of cash flow information:
Business acquisitions, net of divestures and cash:
Working capital acquired (net)	$9,921	$3,099	$25,214
Property acquired	19,546	7,708	74,061
Goodwill and intangible assets (divested) or acquired, net	(1,059)		112,783
Deferred charges and other assets acquired	3,031	503	333
Long-term debt, deferred taxes, and other liabilities	(706)		(2,808)
Net adjustments to prior year acquisitions		1,185
Cash used for acquisitions	$30,733	$12,495	$209,583

Interest paid during the year	$15,735	$12,663	$15,939
Income taxes paid during the year	$78,515	$64,759	$82,202

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

				Accumulated
		Capital In		Other	Common	Total
	Common	Excess of	Retained	Comprehensive	Stock Held	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	In Treasury	Equity

Balance at December 31, 2001	$6,127	$244,978	$942,019	$(56,659)	$(250,317)	$886,148

Net income			165,515			165,515
Translation adjustment				7,015		7,015
Pension liability adjustment, net of tax effect $(29,313)				(47,853)		(47,853)
Total comprehensive income						124,677
Cash dividends paid on common stock $0.52 per share			(55,059)			(55,059)
Stock incentive programs and related tax effects (74,570 shares)	7	3,228				3,235
Common stock transaction (761 shares) related to an escrow settlement of a previous subsidiary acquisition					(27)	(27)

Balance at December 31, 2002	6,134	248,206	1,052,475	(97,497)	(250,344)	958,974

Net income			147,145			147,145
Translation adjustment				59,237		59,237
Pension liability adjustment, net of tax effect $15,668				26,072		26,072
Total comprehensive income						232,454
Cash dividends paid on common stock $0.56 per share			(59,469)			(59,469)
Stock incentive programs and related tax effects (177,285 shares)	18	6,756				6,774
Issued 53,522,935 shares for two-for-one stock split	5,353	(5,353)				0

Balance at December 31, 2003	11,505	249,609	1,140,151	(12,188)	(250,344)	1,138,733

Net income			179,967			179,967
Translation adjustment				39,780		39,780
Pension liability adjustment, net of tax effect $(1,433)				(2,071)		(2,071)
Total comprehensive income						217,676
Cash dividends paid on common stock $0.64 per share			(68,423)			(68,423)
Recognition of cumulative translation adjustment related to divesture of investment in foreign entity				6,153		6,153
Stock incentive programs and related tax effects (705,082 shares)	70	13,657				13,727

Balance at December 31, 2004	$11,575	$263,266	$1,251,695	$31,674	$(250,344)	$1,307,866

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the business:  Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Minneapolis, Minnesota, the Company employs approximately 11,900 individuals and has 51 manufacturing facilities in nine countries around the world.  The Company is a manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe, with a growing presence in Asia Pacific, South America, and Mexico.

The Company’s business activities are organized around its two business segments, Flexible Packaging, which accounted for approximately 80 percent of 2004 net sales, and Pressure Sensitive Materials, which accounted for the remaining net sales.  The Company’s flexible packaging business has a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 65 percent of 2004 net sales.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, batteries, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  The single joint venture in which the Company participates is accounted for by the equity method of accounting with earnings ($11,698,000, $3,156,000, and $5,000 in 2004, 2003, and 2002, respectively) included in other costs (income), net, on the accompanying consolidated statement of income and the investment included with deferred charges and other assets on the accompanying consolidated balance sheet.

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

Translation of foreign currencies:  The Company considers the local currency to be the reporting currency for all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive income (loss) in shareholder’s equity.  Foreign currency transaction gains (losses) of $1,002,000, $1,147,000, and $(165,000) in 2004, 2003, and 2002, respectively, are included as a component of other costs (income), net.

Revenue recognition:  Sales and related costs of sales are recognized upon shipment of products or when all of the conditions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 are fulfilled.  There are no significant post delivery obligations.  All costs associated with revenue, including customer rebates and discounts, are recognized at the time of sale.  Customer rebates are accrued in accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and recorded as a reduction to sales.  In December 2003, the Company adopted the provisions of EITF No. 02-16 “Accounting by a Customer for Certain Consideration Received From a Vendor,” with no material impact to the financial statements.  Shipping and handling costs are classified as a component of costs of sales while amounts billed to customers for shipping and handling are classified as a component of sales.  The Company accrues for estimated warranty costs when specific issues are identified and the amounts are determinable.

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues for environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  At December 31, 2004 and 2003, reserves were $836,000 and $721,000, respectively.  Adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for 2004, 2003, and 2002 of $174,000, $265,000, and  $327,000, net of third party reimbursements totaling $79,000, $91,000, and $101,000, for 2004, 2003, and 2002, respectively.

Research and development:  Research and development expenditures are expensed as incurred.

Taxes on undistributed earnings:  No provision is made for U.S. income taxes on earnings of non-U.S. subsidiary companies which the Company controls but does not include in the consolidated federal income tax return as it is management’s practice and intent to indefinitely reinvest the earnings.

Earnings per share:  Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year and dilutive shares relating to stock options, restricted stock, and stock incentive plans.  The following table presents information necessary to compute basic and diluted earnings per common share:

(in thousands, except per share amounts)	2004	2003	2002
Weighted average common shares outstanding – basic	106,892	106,180	105,871
Dilutive shares	1,050	1,553	1,622
Weighted average common shares outstanding – diluted	107,942	107,733	107,493
Net income for basic and diluted earnings per share computation	$179,967	$147,145	$165,515
Earnings per common share – basic	$1.68	$1.39	$1.56
Earnings per common share – diluted	$1.67	$1.37	$1.54

Certain options outstanding at December 31, 2003 and 2002 (409,070 and 2,494 shares) were not included in the computation of diluted earnings per share because they would not have had a dilutive effect.

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

The intrinsic value method is used to account for stock-based compensation plans.  If compensation expense had been determined based on the fair value-based method and charged against income over the vesting periods, net income and income per share would have been reduced to the pro forma amounts indicated below:

(dollars in thousands, except per share amounts)	2004	2003	2002
Net income - as reported	$179,967	$147,145	$165,515
Add: Stock-based compensation expense included in net income, net of related tax effects	7,297	6,563	9,428
Deduct: Total stock-based compensation expense under fair value-based method, net of related tax effects	(7,790)	(8,035)	(10,537)
Net income - pro forma	$179,474	$145,673	$164,406

Basic earnings per share - as reported	$1.68	$1.39	$1.56
Basic earnings per share - pro forma	$1.68	$1.37	$1.55
Diluted earnings per share - as reported	$1.67	$1.37	$1.54
Diluted earnings per share - pro forma	$1.66	$1.35	$1.53

Compensation expense for pro forma purposes is reflected over the vesting period.  Note 9 contains the significant assumptions used in determining the underlying fair value of options and Note 3 addresses accounting changes, effective in 2005, surrounding stock-based compensation.

Cash Equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents are carried at cost which approximates market value.

Accounts Receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The following factors are considered when determining the collectibility of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $16,935,000 and $14,949,000 at December 31, 2004 and 2003, respectively.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventories are summarized at December 31, as follows:

(in thousands)	2004	2003
Raw materials and supplies	$136,379	$101,966
Work in process and finished goods	264,312	216,303
Total inventories, gross	400,691	318,269
Less inventory write-downs	(13,277)	(13,087)
Total inventories, net	$387,414	$305,182

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $126,082,000, $122,295,000, and $114,170,000 for 2004, 2003, and 2002, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs, which are capitalized during the construction of major capital projects, totaled $178,000 in 2004, $135,000 in 2003, and $55,000 in 2002.

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value.

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

Financial Instruments:  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses related to the ineffective portion of any hedge are recognized through earnings in the current period.  The impact of the adoption of SFAS No. 133 was not material to the Company.  Note 15 contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts and interest rate swap arrangements.

Accumulated other comprehensive income (loss):  The components of accumulated other comprehensive income (loss) are as follows as of December 31:

(in thousands)	2004	2003	2002
Foreign currency translation	$57,426	$11,493	$(47,744)
Minimum pension liability, net of deferred tax benefit of $16,258, $14,825, and $30,493	(25,752)	(23,681)	(49,753)
Accumulated other comprehensive income (loss)	$31,674	$(12,188)	$(97,497)

Treasury Stock:  Repurchased common stock is stated at cost and is presented as a separate reduction of shareholders’ equity.  At December 31, 2004, 4.7 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2000.

Preferred Stock Purchase Rights:  On July 29, 1999, the Company’s Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right for each outstanding share of common stock.  Under certain circumstances, a right may be exercised to purchase one four-hundredth of a share of Series A Junior Preferred Stock for $60, subject to adjustment.  The rights become exercisable if, subject to certain exceptions, a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces an offer which would result in such person acquiring beneficial ownership of 15 percent or more of the Company’s outstanding common stock.  If a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock, subject to certain exceptions, each right will entitle its holder to buy from the Company, common stock of the Company having a market value of twice the exercise price of the right.  The rights expire August 23, 2009, and may be redeemed by the Company for $.001 per right at any time before a person becomes a beneficial owner of 15 percent or more of the Company’s outstanding common stock.  The Company’s Board of Directors has designated 600,000 shares of Series A Junior Preferred Stock with a par value of $1 per share that relate to the Shareholder Rights Plan.  At December 31, 2004, none of these shares were issued or outstanding.

Note 2 – SUBSEQUENT EVENT – ACQUISITION OF DIXIE TOGA S.A.

On January 5, 2005, the Company acquired majority ownership of Dixie Toga S.A., headquartered in São Paulo, Brazil.  Dixie Toga recorded annual net sales in excess of $300 million in 2004.  In this transaction, the Company acquired the outstanding voting common stock and 43 percent of the outstanding, non-voting preferred stock of Dixie Toga for a total cash price of approximately $250 million, which was financed with commercial paper.

The Company and Dixie Toga have operated a flexible packaging joint venture in Brazil since 1998.  This venture, known as Itap Bemis Ltda., represents about one-third of Dixie Toga’s annual net sales.  The Company owns 45 percent of the joint venture and has accounted for it on an equity basis for the year 2004 and earlier.  Dixie Toga is a leading packaging company in South America, specializing in flexible packaging, thermoformed and injection molded containers, laminated plastic tubes, printed labels, and printed folding cartons.  Dixie Toga employs over 3,000 people in South America and operates nine manufacturing plants in Brazil and two in Argentina.  The remaining non-voting preferred shares not acquired are traded publicly on the Brazilian Bovespa Exchange.

Note 3 – NEW ACCOUNTING PRONOUNCEMENTS

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which will significantly change accounting practice with respect to employee stock options.  FAS 123R requires that the Company measure the cost of equity-based service awards based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The Company will initially measure the cost of liability-based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  The Company expects that the impact of adopting this standard will be insignificant to the Company’s results of operation.

On November 24, 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”.  The standard adopts the International Accounting Standards Board (IASB) view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred.  Additionally, the Board made the decision to clarify the meaning of the term “normal capacity”.  The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company has not determined the impact of this SFAS No. 151 to its inventory accounting results which may result upon adoption of this statement on January 1, 2006.

In December 2004, the FASB issued FASB Staff Positions (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”.  This FSP provides guidance on how an enterprise should account for the deduction for qualified production activities provided by the American Jobs Act of 2004.  We are currently evaluating the impact of this new deduction, the benefit of which will be considered in our future tax provisions.

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. We are currently evaluating whether any of the earnings of our non-U.S. operations will be repatriated in accordance with the terms of this law.

Note 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable operating segment follow:

	Flexible Packaging	Pressure Sensitive
(in thousands)	Segment	Materials Segment	Total
Reported balance at December 31, 2002	$397,301	$50,708	$448,009

Currency translation adjustment	5,377		5,377
Other adjustments	(2,793)		(2,793)
Reported balance at December 31, 2003	399,885	50,708	450,593
Contribution of previously consolidated subsidiary to equity investment in Brazilian joint venture	(7,679)		(7,679)
Business acquisition	1,932		1,932
Goodwill allocated to business dispositions	(4,316)		(4,316)
Currency translation adjustment	1,651		1,651
Reported balance at December 31, 2004	$391,473	$50,708	$442,181

The components of amortized intangible assets follow:

	December 31, 2004		December 31, 2003
(in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$15,323	$(5,681)	$15,323	$(4,531)
Technology based	52,218	(10,845)	52,644	(8,102)
Marketing related	8,989	(2,189)	8,729	(1,244)
Customer based	10,547	(2,966)	10,139	(1,809)
Reported balance	$87,077	$(21,681)	$86,835	$(15,686)

Amortization expense for intangible assets during 2004, 2003, and 2002 was $5.8 million, $5.9 million, and $5.1 million, respectively.  Estimated amortization expense is $5.8 million for 2005 and for 2006, $5.7 million for 2007, and $5.6 million for 2008 and for 2009.  The Company completed its annual impairment tests in the fourth quarter of 2004 with no indications of impairment of goodwill found.

Note 5 – BUSINESS ACQUISITIONS

On May 25, 2004, the Company and its Mexican partner, Corporacion JMA, S.A. de C.V., acquired the Tultitlan, Mexico plant operation of Masterpak, S.A. de C.V. for $30.7 million.  Recently reported annual sales related to the assets purchased were approximately $35.0 million.  While the Company’s ownership share is 51 percent, the Company financed its Mexican partner’s portion of the purchase price and as such 100 percent of this entity continues to be effectively consolidated by the Company at December 31, 2004.  The total purchase price has been accounted for under the purchase method of accounting, reflecting the provisions of SFAS Nos. 141 and 142, and includes:  working capital, $9.9 million; property, $19.5 million; intangible assets, deferred charges, and goodwill $2.0 million; and long-term liabilities, $0.7 million.  Results of operations from the date of acquisition are included in these financial statements.

Effective January 1, 2004, the Company contributed its 90 percent ownership interest in Curwood Itap Ltda., its shrink bags business in Brazil, to its Brazilian flexible packaging joint venture, Itap Bemis Ltda.  Assets and liabilities of Curwood Itap Ltda. (consolidated at December 31, 2003) contributed included:  working capital, $14.7 million, including cash of $7.1 million; property, $3.7 million; intangible assets and deferred charges, $8.4 million; and minority interest, $2.7 million.  In exchange for this contribution, the Company’s ownership interest in Itap Bemis Ltda. increased from 33 percent to 45 percent.  In addition, the Company recorded a $6.2 million charge related to previously deferred cumulative translation losses which substantially offset the gain on the divesture of assets described above.  The net increase in the investment in Itap Bemis Ltda. was $30.5 million, including a net gain of $0.2 million on this transaction.  During 2004, the joint venture has been accounted for on the equity method and equity earnings have been included as a component of other costs (income), net.  In connection with the business acquisition described in Note 2, this joint venture, Itap Bemis Ltda., is now majority owned and controlled (effective January 5, 2005) and will be consolidated beginning in 2005.

Effective on November 5, 2003, the Company purchased the pressure sensitive materials business of Multi-Fix N.V. for a cash price of $11.3 million.  The acquired business, which recorded annual sales in 2002 of approximately $15.0 million (unaudited), offers additional coating capacity for the Company’s existing European graphics product line.  The acquisition included a manufacturing plant in Genk, Belgium.  The total cash purchase price has been accounted for under the purchase method of accounting, reflecting the provisions of SFAS Nos. 141 and 142, and includes the allocations as follows:  $16.1 million to tangible assets and $4.8 million to liabilities assumed.  Results of operations from the date of acquisition are included in these financial statements.

Effective on October 1, 2002, the Company purchased the Walki Films business of UPM-Kymmene for a cash price of $68.5 million, subsequently increased by a working capital adjustment of $0.7 million.  The acquired business, which recorded annual sales in 2001 of approximately $120.0 million (unaudited), is the largest component of Bemis’ European packaging operations and specializes in high barrier vacuum and modified atmosphere packaging used primarily for packaging meat, cheese, and other fresh foods.  The acquisition included manufacturing plants in Valkeakoski, Finland, and Epernon, France.  The net cash purchase price has been accounted for under the purchase method of accounting reflecting the provisions of SFAS Nos. 141 and 142 and includes the allocations as follows:  $77.9 million to tangible assets, $7.5 million to intangible assets, $21.3 million to liabilities assumed, $4.1 million to tax deductible goodwill, and $1.0 million to non-deductible goodwill.  Intangible assets acquired had a weighted-average useful life of approximately 10 years and include $0.2 million for contract-based intangibles with a useful life of 1 year, $3.0 million for marketing related intangibles with a useful life of 10 years, and $4.3 million for customer-based intangibles with a useful life of 10 years.  Results of operations from the date of acquisition are included in these financial statements.

On July 31, 2002, the Company acquired the global Clysar® shrink film business of E.I. du Pont de Nemours and Company for a cash price of $142.0 million, subsequently reduced by a working capital adjustment of $6.2 million.  This business, now known as Bemis Clysar, Inc., is a global supplier of premium polyolefin shrink film used primarily in total over-wrap applications for the display, protective packaging, and food markets.  Operating from plants in Clinton, Iowa, and Le Trait, France, this business had annual sales in 2001 of approximately $100.0 million (unaudited).  The net cash purchase price has been accounted for under the purchase method of accounting reflecting the provisions of SFAS Nos. 141 and 142.  The final purchase price allocation included $45.8 million to tangible assets, $18.7 million to intangible assets, $8.8 million to liabilities assumed, $78.0 million to tax deductible goodwill, and $2.1 million to non-deductible goodwill. Intangible assets acquired had a weighted-average useful life of approximately 12.8 years and include $9.6 million for technology-based intangibles with a useful life of 17.4 years, $5.0 million for marketing related intangibles with a useful life of 10 years, and $4.1 million for customer-based intangibles with a useful life of 10 years.  Results of operations from the date of acquisition are included in these financial statements.

Note 6 – RESTRUCTURING OF OPERATIONS

In July 2003, the Company committed to a plan to close three flexible packaging plants:  Murphysboro, Illinois; Union City, California; and Prattville, Alabama.  The closure of these plants, together with related support staff and capacity reductions within the flexible packaging business segment, has reduced fixed costs and improved capacity utilization elsewhere in the Company.  During the third quarter 2003, manufacturing activity at the three plants was concluded with customer order fulfillment absorbed by other facilities within the flexible packaging segment.  This plan is completed except for the clean-up and disposal of the remaining two plants.

During 2003, the Company incurred charges of $5.0 million for employee severance (314 employees terminated), $7.1 million for accelerated depreciation, $0.7 million for equipment and employee relocation, and $1.1 million for other related costs.  During 2004, the Company incurred charges of $0.1 million for accelerated depreciation, $0.4 million for equipment and employee relocation, and $0.2 million for other related costs.  This restructuring effort is essentially complete with minor costs to be incurred to maintain vacated facilities until sold.  In addition during 2004, the Company realized a $1.4 million gain on the disposition of the Union City, California plant, and expects to realize small gains on the sales of each of the other vacated facilities.  No realized or anticipated gains are included in the total costs reflected above.

In October 2003, the Company committed to a plan to close two pressure sensitive materials plants:  North Las Vegas, Nevada, and Brampton, Ontario, Canada.  The closure of these plants, together with related support staff and capacity reductions within the pressure sensitive materials business segment, has reduced fixed costs and improved capacity utilization elsewhere in this business segment.  This plan is completed except for the clean-up and disposal of the remaining plant which is expected to occur in 2005 and for which a small gain is expected to be realized.

During 2003, the Company incurred charges of $2.3 million for employee severance (81 employees terminated), $0.1 million for accelerated depreciation, and $0.3 million for other related costs.  During 2004, the Company incurred charges of $0.3 million for employee severance, $1.0 million for accelerated depreciation, $1.0 million for equipment and employee relocation, and $0.8 million for other related costs.  No realized or anticipated gains are included in the total costs reflected above.

During the fourth quarter of 2004, employee severance, equipment relocation, and other related costs totaling $0.8 million have been included as a component of other costs (income) in the consolidated statement of income, while the accelerated depreciation costs and inventory write-offs of $0.1 million are included in cost of products sold.  Facilities consolidation and relocation costs have been expensed as incurred.  For the year 2003, a total of $8.9 million has been charged to other costs (income), $7.6 million has been charged to cost of products sold, and $0.1 million has been charged to selling, general and administrative expense within the consolidated statement of income.  For the year 2004, a total of $2.6 million has been charged to other costs (income), $1.1 million has been charged to cost of products sold, and $0.1 million has been charged to selling, general and administrative expense within the consolidated statement of income.  In addition, the $1.4 million gain on the first quarter 2004 sale of the Union City, California plant (which was closed in the third quarter of 2003) is included in other costs (income).  The accrued liability remaining at December 31, 2004, will be paid in 2005.

An analysis of the restructuring and related costs activity follows:

		Facilities			Total
	Employee	Consolidation	Total	Accelerated	Restructuring
(in thousands)	Costs	or Relocation	Restructuring	Depreciation	and Related Costs
2003 Activity
Total net expense accrued
Flexible Packaging	$(4,993)	$(1,779)	$(6,772)	$(7,139)	$(13,911)
Pressure Sensitive	(2,303)	(312)	(2,615)	(134)	(2,749)

Charges to accrual account
Flexible Packaging	3,207	1,779	4,986	7,139	12,125
Pressure Sensitive	964	253	1,217	134	1,351
Reserve balance at December 31, 2003	$(3,125)	$(59)	$(3,184)	$0	$(3,184)

2004 Activity
Total net expense accrued
Flexible Packaging	$(69)	$793	$724	$(72)	$652
Pressure Sensitive	(279)	(1,800)	(2,079)	(1,022)	(3,101)

Charges to accrual account
Flexible Packaging	1,651	(793)	858	72	930
Pressure Sensitive	1,618	1,829	3,447	1,022	4,469
Reserve balance at December 31, 2004	$(204)	$(30)	$(234)	$0	$(234)

2004 Activity – Fourth Quarter
Reserve balance at September 30, 2004	$(264)	$(30)	$(294)	$0	$(294)
Total net expense accrued
Flexible Packaging	(55)	(55)	(110)		(110)
Pressure Sensitive	(39)	(655)	(694)	(149)	(843)

Charges to accrual account
Flexible Packaging	108	55	163		163
Pressure Sensitive	46	655	701	149	850
Reserve balance at December 31, 2004	$(204)	$(30)	$(234)	$0	$(234)

Note 7 - PENSION PLANS

The Company has defined contribution plans which cover employees at six manufacturing locations with contributions based upon the contractual terms of each respective plan.  Total contribution expense for these plans was $1,262,000 in 2004, $1,204,000 in 2003, and $971,000 in 2002.  Multiemployer plans cover employees at three different manufacturing locations and provide for contributions to a union administered defined benefit pension plan.  Amounts charged to pension cost and contributed to the multiemployer plans in 2004, 2003, and 2002 totaled $1,700,000, $771,000, and $732,000, respectively.  The 2004 expense included a multiemployer plan withdrawal charge of $995,000 (included in other costs (income) on the consolidated statement of income) associated with the closure of the Murphysboro, Illinois facility.

The Company also has defined benefit pension plans covering the majority of U.S. employees, along with non-US defined benefit plans covering select employees in various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In addition, the Company also sponsors an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law and increased benefits to reflect a service adjustment factor.  Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2004, 2003, and 2002:

(in thousands)	2004	2003	2002
Service cost - benefits earned during the year	$18,448	$14,066	$12,129
Interest cost on projected benefit obligation	28,374	25,895	24,884
Expected return on plan assets	(34,675)	(35,552)	(41,996)
Amortization of unrecognized transition obligation	404	335	987
Amortization of prior service cost	2,244	1,895	1,431
Recognized actuarial net (gain) or loss	7,483	1,014	(2,309)
Net periodic pension (income) cost	$22,278	$7,653	$(4,874)

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2004 and 2003, are as follows:

	U.S. pension plans		Non-U.S. pension plans
(in thousands)	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$420,705	$369,614	$49,869	$26,806
Opening benefit obligation for new plans				2,102
Service cost	15,526	11,961	2,922	2,105
Interest cost	25,588	24,214	2,786	1,681
Participant contributions			466	408
Plan amendments	4,161	2,704
Actuarial (gain) or loss	21,646	32,260	(926)	11,378
Benefits paid	(20,621)	(20,048)	(1,184)	(1,304)
Foreign currency exchange rate changes			4,070	6,693
Benefit obligation at the end of the year	$467,005	$420,705	$58,003	$49,869

Accumulated benefit obligation at the end of the year	$422,575	$378,648	$44,701	$36,770

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$349,719	$262,795	$35,442	$24,383
Opening plan assets for new plans				941
Actual return on plan assets	25,162	66,055	3,148	4,163
Employer contributions	50,874	40,917	2,958	2,080
Participant contributions			466	408
Benefits paid	(20,621)	(20,048)	(1,184)	(1,304)
Foreign currency exchange rate changes			3,063	4,771
Fair value of plan assets at the end of the year	$405,134	$349,719	$43,893	$35,442

Reconciliation of Funded Status:
Funded (unfunded) status	$(61,871)	$(70,986)	$(14,110)	$(14,427)
Unrecognized actuarial net (gain) or loss	135,708	113,962	11,232	12,605
Unrecognized transition obligation	59	316	3,459	3,355
Unrecognized prior service cost	18,193	16,271	58	60
Net amount recognized in consolidated balance sheet	$92,089	$59,563	$639	$1,593

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost	$75,558	$53,068		$369
Accrued benefit liability	(33,211)	(34,489)	$(1,731)	(3,145)
Intangible asset	9,598	6,827	504	20
Deferred tax	15,536	13,151	722	1,674
Accumulated other comprehensive income	24,608	21,006	1,144	2,675
Net amount recognized in consolidated balance sheet	$92,089	$59,563	$639	$1,593

The accumulated benefit obligation for all defined benefit pension plans was $467,276,000 and $415,418,000 at December 31, 2004, and 2003, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2004 and 2003.

	Projected Benefit Obligation				Accumulated Benefit Obligation
	Exceeds the Fair Value of Plan’s Assets				Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Projected benefit obligation	$146,186	$420,705	$51,558	$48,207	$146,186	$131,439	$46,942	$41,090
Accumulated benefit obligation	141,423	378,648	38,731	35,492	141,423	125,976	35,833	31,397
Fair value of plan assets	108,213	349,719	37,047	33,558	108,213	91,489	33,409	28,991

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax and planning purposes.  The employer contributions for the years ended December 31, 2004, and 2003, were $53,832,000 and $42,997,000, respectively.  The expected plan asset cash contribution for 2005 is $3,986,000 which is expected to satisfy plan funding requirements and regulatory funding requirements.

Total multiemployer plan, defined contribution, and defined benefit pension (expense) income in 2004, 2003, and 2002 was ($25,240,000), ($9,628,000), and $3,171,000, respectively.  In addition to these plans, the Company also sponsors a 401(k) savings plan for substantially all U.S. employees.  The Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next six percent of eligible compensation.  Additionally, for each year in which specified financial targets are met, the Company will increase its annual matching by 25 percent or 50 percent.  Contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2004, 2003, and 2002 were $6,667,000, $4,410,000, and $4,314,000.

For the years ended December 31, 2004 and 2003, the U.S. pension plans represented approximately 90 percent and 91 percent, respectively, of the Company’s total plan assets, and approximately 89 percent and 89 percent, respectively, of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, we separately present and discuss the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31, are as follows:

	U.S. pension plans		Non-U.S. pension plans
	2004	2003	2004	2003
Weighted-average discount rate	5.75%	6.25%	5.03%	5.63%
Rate of increase in future compensation levels	4.75%	4.75%	4.14%	4.34%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31, are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2004	2003	2002	2004	2003	2002
Weighted-average discount rate	6.25%	6.75%	7.00%	5.57%	5.71%	5.93%
Expected return on plan assets	9.00%	9.50%	10.00%	6.85%	6.84%	6.85%
Rate of increase in future compensation levels	4.75%	5.00%	5.50%	4.55%	4.39%	3.64%

The weighted average plan asset allocation at December 31, 2004, and 2003, and target allocation (not weighted) for 2005, are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2005	Percentage		2005	Percentage
	Target	of plan assets		Target	of plan assets
Asset Category	Allocation	2004	2003	Allocation	2004	2003
Equity Securities	80%	81%	85%	47%	40%	48%
Debt Securities	20%	19%	15%	26%	32%	25%
Other				27%	28%	27%
Total	100%	100%	100%	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	U.S. pension plans	Non-U.S. pension plans
2005	$21,663	$742
2006	22,958	658
2007	24,142	1,283
2008	25,278	1,822
2009	26,640	1,442
Years 2010-2014	155,467	14,653

As of January 1, 2005, we have assumed that the expected long-term rate of return on plan assets will be 8.75 percent.  This represents a decrease from the 9.0 percent level assumed for 2004 and 9.5 percent level assumed for 2003.  To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, and 20 years, our pension plan assets have earned compound annual rates of return of 10.9 percent, 10.1 percent, and 11.1 percent, respectively, each in excess of our assumed rates.  In future years, we expect that returns will be lower than the historical returns discussed above due to a generally lower inflation and interest rate environment.  Considering this, we selected an 8.75 percent long-term rate of return on assets assumption as of January 1, 2005.  Using our target asset allocation for plan assets of 80 percent equity securities and 20 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2004, we determined this rate to be 5.75 percent, a decrease of one half of one percent from the rate used at December 31, 2003.

For our non-U.S. pension plans we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates, to be used in our actuarial calculations for the pension plans offered in each individual country.  We tailor each of these assumptions in accordance with the historical market performance and prevailing market expectations for each respective country.  As a result, each pension plan contains unique assumptions, which reflect the general market environment within each respective country, and are often quite different from the corresponding assumptions applied to our U.S. pension plans.

Note 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several defined postretirement benefit plans that cover a majority of salaried and a portion of nonunion hourly employees.  These plans provide health care benefits and, in some instances, provide life insurance benefits.  Except for one closed-group plan, which is noncontributory, postretirement health care plans are contributory, with retiree contributions adjusted annually.  Life insurance plans are noncontributory.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare and, in certain circumstances, a federal subsidy to sponsors of retiree health care benefit plans.  The Company’s U.S. postretirement health care plan offers prescription drug benefits.  In accordance with FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan as the benefits under the plan which are actuarially equivalent to Medicare Part D under the Act are not considered significant.  The Company has not concluded if plan amendments will be effected to obtain greater benefit from the new legislation.

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2004, 2003, and 2002.

(in thousands)	2004	2003	2002
Service cost - benefits earned during the year	$614	$414	$318
Interest cost on accumulated postretirement benefit obligation	1,298	1,101	1,060
Amortization of prior service cost	72	72	48
Recognized actuarial net (gain) or loss	95
Net periodic postretirement benefit cost	$2,079	$1,587	$1,426

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2004 and 2003, are as follows:

(in thousands)	2004	2003
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$21,424	$16,958
Service cost	614	414
Interest cost	1,298	1,101
Plan amendments	(904)
Actuarial (gain) or loss	(694)	4,301
Benefits paid	(990)	(1,350)
Benefit obligation at the end of the year	$20,748	$21,424

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$0	$0
Employer contribution	990	1,350
Benefits paid	(990)	(1,350)
Fair value of plan assets at the end of the year	$0	$0

Reconciliation of Funded Status
Funded status	$(20,748)	$(21,424)
Unrecognized net actuarial (gain) or loss	2,497	3,287
Unrecognized prior service cost	(472)	503
Accrued postretirement benefit liability	$(18,723)	$(17,634)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Benefit Payments
2005	$1,262
2006	1,268
2007	1,393
2008	1,438
2009	1,575
2010-2014	9,338

The employer contributions for the years ended December 31, 2004 and 2003, were $990,000 and $1,350,000, respectively.  The expected plan asset contribution for 2005 is $1,262,000.  The $1,262,000 cash contribution is expected to satisfy plan funding requirements.

The health care cost trend rate assumption has a significant effect on the amounts reported.  For measurement purposes, an 11.0 percent and 12.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and 2003, respectively; the rate was assumed to decrease gradually to 5.0 percent by the year 2011 and remain at that level thereafter.  A one-percentage point change in assumed health care trends would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components for 2004	$215	$(186)
Effect on postretirement benefit obligation at December 31, 2004	$1,886	$(1,656)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2004 and 2003 are 5.75 percent and 6.25 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost for the years ended December 31, 2004, 2003, and 2002 are 6.25 percent, 6.75 percent, and 7.0 percent, respectively.

Note 9 – STOCK OPTION AND INCENTIVE PLANS

Since 1987, the Company’s stock option and stock award plans have provided for the issuance of up to 13,800,000 shares of common stock to key employees.  As of December 31, 2004, 2003, and 2002, respectively, 2,020,520, 3,252,888, and 3,596,918, shares were available for future grants under these plans.  Shares forfeited by the employee become available for future grants.

Options are granted at prices equal to fair market value on the date of the grant and are exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Options for directors vest immediately, while options for Company employees generally vest over three years (one-third per year).

Details of the stock option plans at December 31, 2004, 2003, and 2002, are:

	Number of Shares	Per Share Option Price Range	Weighted- Average Price Per Share
Outstanding at December 31, 2001	2,497,022	$10.19 -$22.52	$17.37

Granted in 2002	146,886	$23.86 -$26.95	$24.59
Exercised in 2002	(54,652)	11.03 - 12.31	11.96
Outstanding at December 31, 2002	2,589,256	$10.19 - $26.95	$17.89
Exercisable at December 31, 2002	2,071,818	$10.19 - $22.52	$17.44

Granted in 2003	262,184	$24.82	$24.82
Exercised in 2003	(78,892)	10.19 - 12.31	11.54
Outstanding at December 31, 2003	2,772,548	$11.03 - $26.95	$18.73
Exercisable at December 31, 2003	2,281,072	$11.03 - $26.95	$17.83

Exercised in 2004	(392,168)	11.03 - 17.36	14.10
Outstanding at December 31, 2004	2,380,380	$15.86 - $26.95	$19.49
Exercisable at December 31, 2004	2,082,629	$15.86 - $26.95	$18.90

The following table summarizes information about outstanding and exercisable stock options at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$15.86 - $19.21	1,661,310	4.5 years	$17.64	1,601,310	$17.58
$22.04 - $26.95	719,070	5.6 years	$23.77	481,319	$23.28
	2,380,380	4.8 years	$19.49	2,082,629	$18.90

Options were not granted in 2004.  The weighted-average fair value of stock options granted during 2003 and 2002 used in computing pro forma compensation expense disclosed in Note 1 was $9.91, and $10.04 per share, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Dividend yield	2.3%	2.1%
Expected volatility	29.2%	29.0%
Risk-free interest rate	6.75%	6.75%
Expected lives (in years)	10.0	10.0

In 1994 and in 2001, the Company adopted a Stock Incentive Plan for certain key executive employees.  The 1994 and 2001 Plans provide for the issuance of up to 4,000,000 and 5,000,000 grants, respectively. Each Plan expires 10 years after its inception, at which point no further stock options or performance units may be granted.  Since 1994, 3,932,910 and 3,046,570 grants of either stock options or performance units (commonly referred to as restricted stock) have been made under the 1994 and 2001 plans, respectively.  Distribution of the performance units is normally made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the performance unit grant.  All performance units granted under the plan are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  In addition, cash payments are made during the grant period on outstanding performance units equal to the dividend on Bemis common stock.  The cost of the awards is charged to income over the vesting period.  Total compensation expense related to these Plans was $13,776,000 in 2004, $10,666,000 in 2003, and $15,210,000 in 2002.

Details of the stock award plan at December 31, 2004, 2003, and 2002, are:

	2004	2003	2002
Outstanding shares granted at the beginning of the year	2,501,620	2,891,672	2,992,110
Shares Granted	1,372,644	206,004	195,648
Shares Paid	(849,258)	(471,898)	(199,362)
Shares Canceled	(138,308)	(124,158)	(96,724)
Outstanding shares granted at the end of the year	2,886,698	2,501,620	2,891,672

Note 10 – LEASES

The Company has operating leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that expire at various times over the next 37 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $13,137,000 in 2004, $12,836,000 in 2003, and $13,330,000 in 2002.

The Company has capitalized leases for a manufacturing site and some machinery and equipment that expire at various times over the next five years.  The present values of minimum future obligations shown in the following chart are calculated based on an interest rate of approximately 4.0 percent, which is the lessor’s implicit rate of return.  Interest expense on the outstanding obligations under capital leases was approximately $21,000 in 2004, $32,000 in 2003, and $8,000 in 2002.

Minimum future obligations on leases in effect at December 31, 2004, are:

(in thousands)	Capital Leases	Operating Leases
2005	$200	$6,767
2006	209	4,165
2007	219	3,264
2008	57	2,536
2009	55	1,846
Thereafter	0	7,388

Total minimum obligations	$740	$25,966
Less amount representing interest	115
Present value of net minimum obligations	$625
Less current portion	168
Long-term obligations	$457

Note 11 – LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in thousands)	2004	2003
Commercial paper payable through 2005 at an interest rate of 2.3%	$160,380	$194,000
Notes payable in 2008 at an interest rate of 6.5%	250,000	250,000
Notes payable in 2005 at an interest rate of 6.7%	100,000	100,000
Interest rate swap agreement	14,943	22,589
Industrial revenue bond payable through 2012 at an interest rate of 2.2%	8,000	15,500
Debt of subsidiary company payable through 2005 at an interest rate of 6.68%	850	1,772
Obligations under capital leases	625	651

Total debt	534,798	584,512
Less current portion	912	1,113
Total long-term debt	$533,886	$583,399

The commercial paper has been classified as long-term debt, to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The interest rate of commercial paper outstanding at December 31, 2004, was 2.3 percent.  The maximum outstanding during 2004 was $223,910,000, and the average outstanding during 2004 was $187,010,000.  The weighted-average interest rate during 2004 was 1.4 percent.

As described in Note 2, the Company issued approximately $250.0 million of additional commercial paper in January 2005 to fund the acquisition of Dixie Toga S.A.  During the first half of 2005, the Company anticipates issuing long-term notes, the proceeds of which will be used to pay down outstanding commercial paper.  The notes are anticipated to be sold to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933.  In connection with this proposed debt offering, we entered into a forward starting interest rate swap arrangement in February 2005 which effectively fixed the associated interest rate.

The industrial revenue bond has a variable interest rate which is determined weekly by a “Remarketing Agent” based on similar debt then available.  The weighted-average interest rate at December 31, 2004, was 2.2 percent.  The Company had two industrial revenue bonds outstanding for the majority of 2004.  The weighted-average interest rate during 2004 was 1.4 percent.

Long-term debt maturing in years 2005 through 2009 is $100,912,000, $143,000, $140,000, $250,140,000, and $160,520,000, respectively.

Under the terms of a revolving credit agreement with eight banks, the Company may borrow up to $500.0 million through September 2, 2009.  The Company currently pays a facility fee of 0.08 percent annually on the entire amount of the commitment.  There were no borrowings outstanding under this agreement at December 31, 2004.  This credit facility is used primarily to support the Company’s issuance of commercial paper.

The Company entered into three interest rate swap agreements with a total notional amount of $350.0 million in the third quarter of 2001, effectively converting a portion of the Company’s interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment.  The Company does not enter into interest rate swap contracts for speculative or trading purposes.  The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.  The interest rate swap agreements have been designated as hedges of the fair value of the Company’s fixed rate long-term debt obligations:  $100.0 million, 6.7 percent notes due July 1, 2005, and $250.0 million, 6.5 percent notes due August 15, 2008.

The variable rate on all three of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to the Company, which is recorded as a reduction in interest expense, was $15.0 million, $15.3 million and $13.7 million in 2004, 2003, and 2002, respectively.  At December 31, 2004 and 2003, the fair value of these interest rate swaps was $14.9 million and $22.6 million in the Company’s favor, as determined by the respective counterparties using discounted cash flow or other appropriate methodologies, and is included with deferred charges and other assets with a corresponding increase in long-term debt.

Note 12 – INCOME TAXES

(in thousands)	2004	2003	2002
U.S. income before income taxes	$240,151	$197,249	$230,205
Non-U.S. income before income taxes	53,516	41,996	36,810
Income before income taxes	$293,667	$239,245	$267,015

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$57,091	$42,544	$60,176
Foreign	16,614	11,397	10,852
State and local	14,663	10,964	11,081
Total current tax expense	88,368	64,905	82,109
Deferred tax expense:
U.S. federal	20,713	22,698	15,329
Foreign	1,409	1,676	1,346
State	3,210	2,821	2,716
Total deferred tax expense	25,332	27,195	19,391
Total income tax expense	$113,700	$92,100	$101,500

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

(in thousands)	2004	2003	2002
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$4,437	$4,600	$4,752
Inventories, principally due to additional costs inventoried for tax purposes	3,064	3,654	3,760
Employee compensation and benefits accrued for financial reporting purposes	12,841	12,453	11,532
Other	923	1,741	2,314
Total deferred tax assets (included in prepaid expense)	$21,265	$22,448	$22,358

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$144,391	$136,254	$128,895
Goodwill and intangible assets, principally due to differences in amortization	32,675	25,749	17,230
Noncurrent employee compensation and benefits accrued for financial reporting purposes	(1,432)	(10,092)	(40,144)
Other	(1,761)	(1,599)	69
Total net deferred tax liabilities	$173,873	$150,312	$106,050

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2004		2003		2002
(dollars in thousands)	Amount	% of Income Before Tax	Amount	% of Income Before Tax	Amount	% of Income Before Tax
Computed “expected” tax expense on income before taxes at statutory rate	$102,783	35.0%	$83,736	35.0%	$93,455	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	11,617	3.9	8,960	3.7	8,968	3.4
Foreign tax rate differential	(1,034)	(0.4)	(3,115)	(1.3)	(1,703)	(0.6)
Minority interest	171	0.1	305	0.1	314	0.1
Other	163	0.1	2,214	1.0	466	0.1
Actual income tax expense	$113,700	38.7%	$92,100	38.5%	$101,500	38.0%

The Company’s federal income tax returns for the years prior to 2001 have been audited and completely settled.  Provision has not been made for U.S. or additional foreign taxes on $223,255,000 of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.  The Company is currently studying the impact of the one-time foreign dividend provisions enacted in October 2004 as part of the American Jobs Creation Act of 2004.  As of December 31, 2004, and based on the tax laws in effect at that time, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

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

A summary of the Company’s business activities reported by its two business segments follows:

BUSINESS SEGMENTS (in millions)	2004	2003	2002
Net Sales:
Flexible Packaging	$2,250.1	$2,101.6	$1,871.3
Pressure Sensitive Materials	584.8	534.2	499.1
Intersegment Sales:
Flexible Packaging	(0.5)	(0.7)	(1.2)
Pressure Sensitive Materials		(0.1)	(0.2)
Net Sales to Unaffiliated Customers	$2,834.4	$2,635.0	$2,369.0

Operating Profit and Pretax Profit:
Flexible Packaging	$308.3	$263.8	$289.1
Pressure Sensitive Materials	33.9	16.3	27.3
Total operating profit (1)	342.2	280.1	316.4
General corporate expenses	(32.5)	(27.5)	(33.0)
Interest expense	(15.5)	(12.6)	(15.5)
Minority interest in net income	(0.5)	(0.8)	(0.9)
Income before income taxes	$293.7	$239.2	$267.0

Identifiable Assets:
Flexible Packaging	$1,869.8	$1,780.8	$1,763.8
Pressure Sensitive Materials	428.2	386.5	358.2
Total identifiable assets (2)	2,298.0	2,167.3	2,122.0
Corporate assets (3)	188.7	125.6	134.7
Total	$2,486.7	$2,292.9	$2,256.7

Depreciation and Amortization:
Flexible Packaging	$113.6	$109.8	$100.4
Pressure Sensitive Materials	15.4	16.5	17.0
Corporate	1.8	1.9	1.8
Total	$130.8	$128.2	$119.2

Expenditures for Property and Equipment:
Flexible Packaging	$120.9	$99.2	$85.0
Pressure Sensitive Materials	13.5	6.4	4.9
Corporate	0.1	0.9	1.1
Total	$134.5	$106.5	$91.0

OPERATIONS BY GEOGRAPHIC AREA	2004	2003	2002
(in millions)
Net Sales to Unaffiliated Customers: (4)
United States	$2,140.1	$2,026.6	$1,930.6
Canada	76.7	75.4	86.3
Europe	553.6	468.3	298.9
Other	64.0	64.7	53.2
Total	$2,834.4	$2,635.0	$2,369.0

Identifiable Assets:
United States	$1,722.4	$1,665.0	$1,713.6
Canada	36.8	32.5	33.0
Europe	471.7	412.4	329.1
Other	67.1	57.4	46.3
Total	$2,298.0	$2,167.3	$2,122.0

(1)	Operating profit is defined as profit before general corporate expense, interest expense, income taxes, and minority interest.
(2)	Identifiable assets by business segment include only those assets that are specifically identified with each segment’s operations.
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

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in ten civil lawsuits.  Five of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie entered an order which calls for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed in November 2005.  At this time, a discovery cut-off and a trial date have not been set.  The Company has also been named in four lawsuits filed in the California Superior Court in San Francisco.  Three of these lawsuits seek to represent a class of all California indirect purchasers of labelstock and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  These three lawsuits have been consolidated. The fourth lawsuit seeks to represent a class of California direct purchasers of labelstock and alleges a conspiracy to fix prices within the self-adhesive labelstock industry. Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock and alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company intends to vigorously defend these lawsuits.

In a Form 8-K filed with the Securities and Exchange Commission on May 25, 2004, the Company disclosed that representatives from the European Commission had commenced a search of business records and interviews of certain Company personnel at its self-adhesive labelstock operation in Soignies, Belgium to investigate possible violations of European competition law in connection with an investigation of potential anticompetitive activities in the European paper and forestry products sector.  The Company continues to cooperate fully with the European Commission.

Given the ongoing status of the Department of Justice investigation, the related class-action civil lawsuits, and the European Commission investigation, the Company is unable to predict the outcome of these matters although the effect could be material to the results of operations and/or cash flows of the period in which the matter is resolved.  The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial position, or liquidity of the Company.

Note 15 – FINANCIAL INSTRUMENTS

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than nine months and relate primarily to major Western European currencies.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2004 and 2003, the Company had outstanding forward exchange contracts with notional amounts aggregating $3,531,000 and $5,196,000, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as part of accounts payable and as an expense element of other costs (income), net, which offsets the related transaction gains or losses and was not significant at December 31, 2004 and 2003.

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

The Company’s non-derivative financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2004 and 2003, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt, including current maturities but excluding capitalized leases, is estimated to be $534,215,000 and $584,008,000 at December 31, 2004 and 2003, respectively, using discounted cash flow analyses and based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

The Company is exposed to credit loss in the event of non-performance by counterparties in interest rate swaps and forward exchange contracts.  Collateral is generally not required of the counterparties or of the Company.  In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument.  The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.  The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and countries. As of December 31, 2004 and 2003, the Company had no significant concentrations of credit risk.

Note 16 – QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(dollars in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2004
Net sales	$684.0	$712.9	$711.9	$725.6	$2,834.4
Gross profit	144.0	154.4	146.8	150.5	595.7
Net income	43.0	45.8	43.8	47.4	180.0
Basic earnings per share	0.40	0.43	0.41	0.44	1.68
Diluted earnings per common share	0.40	0.42	0.41	0.44	1.67

2003
Net sales	$638.6	$670.2	$662.0	$664.2	$2,635.0
Gross profit	131.2	136.2	131.7	134.4	533.5
Net income	35.5	38.8	34.7	38.1	147.1
Basic earnings per share	0.33	0.37	0.33	0.36	1.39
Diluted earnings per common share	0.33	0.36	0.32	0.35	1.37

The summation of quarterly net income per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Registrant’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Registrant.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Registrant are effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Registrant’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2004, based on the COSO-Framework criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART  III  -  ITEMS 10, 11, 12, 13, and 14

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2004, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Registrant.  With the exception of Mr. Austen, Ms. Miller, and Mr. Seifert each officer has been an employee of the Registrant for the last five years and the positions described relate to positions with the Registrant.

Name (Age)	Positions Held	Period The Position Was Held
William F. Austen (46)	Vice President – International Operations	2004 to present
	President and Chief Executive Officer – Morgan Adhesives Company (1)	2000 to present
	General Electric, various engineering, sales, marketing, and general management positions	1980 to 2000

Jeffrey H. Curler (54)	President and Chief Executive Officer	2000 to present
	President and Chief Operating Officer	1998 to 2000
	President	1996 to 1998
	Executive Vice President	1991 to 1995
	Chairman - Curwood, Inc. (2)	1995 to 1998
	President - Curwood, Inc. (2)	1982 to 1995
	Various R&D or operations positions within the Registrant	1973 to 1982

Stanley A. Jaffy (56)	Vice President and Controller	2002 to present
	Vice President - Tax and Assistant Controller	1998 to 2002
	Corporate Director of Tax	1987 to 1998

Melanie E.R. Miller (41)	Vice President, Investor Relations & Assistant Treasurer	2002 to present
	Director of Investor Relations	2000 to 2002
	Alliant Techsystems, Inc., various finance and investor relations positions	1992 to 2000

Eugene H. Seashore, Jr. (55)	Vice President - Human Resources	2000 to present
	Vice President - Purchasing, Curwood, Inc. (2)	1999 to 2000
	President - Bakery Operations, Polyethylene Packaging Div. of the Registrant	1997 to 1999
	Executive Vice President - General Manager, North America, Perfecseal, Inc. (2)	1995 to 1997
	Various human resource positions within the Registrant	1980 to 1995

James J. Seifert (48)	Vice President, General Counsel and Secretary	2002 to present
	Vice President, Tennant Company, General Counsel and Secretary	1999 to 2002

Henry J. Theisen (51)	Executive Vice President and Chief Operating Officer	2003 to present
	Vice President – Operations	2002 to 2003
	President - Bemis High Barrier Products (2)	2002 to 2003
	President - Curwood, Inc. (2)	1998 to 2003
	Vice President - Curwood, Inc. (2)	1992 to 1998
	Various R&D and marketing positions within the Registrant	1975 to 1992

Gene C. Wulf (54)	Vice President, Chief Financial Officer and Treasurer	2002 to present
	Vice President and Controller	1998 to 2002
	Vice President and Assistant Controller	1997 to 1998
	Senior Vice President - Finance and Information Technology - Curwood, Inc. (2)	1995 to 1997
	Vice President - Finance and Informational Services - Curwood, Inc. (2)	1987 to 1995
	Various financial positions within the Registrant	1975 to 1987

(1)               Morgan Adhesives Company is a 100% owned subsidiary of the Registrant.

(2)               Bemis High Barrier Products includes the following 100 percent owned subsidiaries of the Registrant:  Banner Packaging, Inc., Bemis Clysar, Inc., Bemis Europe Holdings, S.A., Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc.

The Registrant’s annual CEO certification to the NYSE for the previous year was submitted to the NYSE on June 2, 2004.  The Registrant’s CEO and CFO executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 which are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  No qualifications were taken with respect to any of the certifications.

ITEM 11 - EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2004, and such information is expressly incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2004, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2004, and such information is expressly incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2004, and such information is expressly incorporated herein by reference.

PART  IV – ITEM 15

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  The following documents are filed as part of Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements
Management’s Responsibility Statement
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the Three Years Ended December 31, 2004
Consolidated Balance Sheet at December 31, 2004 and 2003
Consolidated Statement of Cash Flows for the Three Years Ended December 31, 2004
Consolidated Statement of Stockholders’ Equity for the Three Years Ended December 31, 2004
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule for Years 2004, 2003, and 2002
Schedule II - Valuation and Qualifying Accounts and Reserves
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the Three Years Ended December 31, 2004

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

BEMIS COMPANY, INC.

By	/s/ Gene C. Wulf	By	/s/ Stanley A. Jaffy
	Gene C. Wulf, Vice President, Chief		Stanley A. Jaffy, Vice President
	Financial Officer and Treasurer		and Controller
Date	March 8, 2005	Date	March 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gene C. Wulf		/s/ Stanley A. Jaffy
Gene C. Wulf, Vice President, Chief		Stanley A. Jaffy, Vice President
Financial Officer and Treasurer		and Controller (principal accounting officer)
Date	March 8, 2005	Date	March 8, 2005

/s/ Jeffrey H. Curler		/s/ John H. Roe
Jeffrey H. Curler, President, Chief		John H. Roe, Director and
Executive Officer and Director		Chairman of the Board
Date	March 8, 2005	Date	March 8, 2005

/s/ John G. Bollinger		/s/ William J. Bolton
John G. Bollinger, Director		William J. Bolton, Director
Date	March 8, 2005	Date	March 8, 2005

/s/ Winslow H. Buxton		/s/ David S. Haffner
Winslow H. Buxton, Director		David S. Haffner, Director
Date	March 8, 2005	Date	March 8, 2005

/s/ Barbara L. Johnson		/s/ Loring W. Knoblauch
Barbara L. Johnson, Director		Loring W. Knoblauch, Director
Date	March 8, 2005	Date	March 8, 2005

/s/ Timothy M. Manganello		/s/ Nancy Parsons McDonald
Timothy M. Manganello, Director		Nancy Parsons McDonald, Director
Date	March 8, 2005	Date	March 8, 2005

/s/ Roger D. O’Shaughnessy		/s/ Edward N. Perry
Roger D. O’Shaughnessy, Director		Edward N. Perry, Director
Date	March 8, 2005	Date	March 8, 2005

/s/ William J. Scholle
William J. Scholle, Director
Date	March 8, 2005

Exhibit Index

Exhibit	Description	Form of Filing
2(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer and the therein listed sellers. (1)
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (2)
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (2)
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust
National Association (formerly known as First Trust National Association), as Trustee. (3)
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo
Bank Minnesota, National Association (formerly known as Norwest Bank
Minnesota, National Association). (5)
10(a)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (6)
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and
Restated as of August 4, 1999.* (7)
10(c)	Bemis Company, Inc. Form of Management Contract with the Chief Executive Officer and other Executive Officers.* (8)
10(d)	Bemis Retirement Plan, Amended and Restated as of August 25, 2000.* (9)
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated
as of December 31, 1999.* (9)
10(f)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers.* (4)
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan,
Amended and Restated as of August 4, 1999.* (7)
10(h)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (8)
10(i)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (10)
10(j)	Credit Agreement, dated as of September 2, 2004, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (11)
10(k)	Resolution Amending Bemis Company, Inc. 2001 Stock Incentive Plan.* (4)
14	Financial Code of Ethics. (4)
21	Subsidiaries of the Registrants.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically
32	Section 1350 Certification of CEO and CFO	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 11, 2005 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(5)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(6)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(10)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 20, 2002 (File No. 1-5277).
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-5277).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Profit & Loss	Writeoffs		Foreign Currency Impact	Other		Balance at Close of Year

RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES
2004	$14,949	$13,851	$(12,204	) (2)	$339			$16,935
2003	$13,689	$13,148	$(12,870	) (3)	$(224)	$1,206	(1)	$14,949
2002	$14,434	$12,370	$(12,754	) (4)	$(522)	$161	(1)	$13,689

(1) Acquired with business unit acquisition.

(2) Net of $254,000 collections on accounts previously written off.

(3) Net of $1,633,000 collections on accounts previously written off.

(4) Net of $364,000 collections on accounts previously written off.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Bemis Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 7, 2005, which report and consolidated financial statements are included at Item 8 in this Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 7, 2005