Form 10-Q
period 2005-03-31
BEMIS CO INC
filed 2005-05-10
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2005, the Registrant had 107,159,185 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operation as of and for the three months ended March 31, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  The food industry is our largest market, representing about 65 percent of our total net sales.  During the first quarter of 2005, diluted earnings per share decreased by 25.0 percent to $0.30 compared to $0.40 per share in the first quarter of 2004.  The decrease is primarily related to cost increases in flexible packaging raw materials that have temporarily outpaced our ability to adjust related selling prices.

Market Conditions

Bemis uses varying grades of many different polymer resins in our flexible packaging manufacturing operations, including nylon, polyester, polypropylene, EVOH (ethyl vinyl alcohol), and polyethylene.  During the latter half of the fourth quarter of 2004 and early in the first quarter of 2005, the cost of polymer resins increased substantially over a short period of time.  We employ a business model that periodically adjusts product selling prices to reflect changes in raw material costs.  While this pricing strategy has been used successfully through numerous market cycles, our selling prices did not keep pace with the rapidly increasing cost of polymer resins during the first quarter.  The impact of this time lag was magnified by strong order trends at the beginning of the quarter that weakened toward the end of the quarter.

Acquisition of Dixie Toga, S.A.

On January 5, 2005, we acquired the majority ownership of one of the largest packaging companies in South America, Dixie Toga, S.A., which is headquartered in São Paulo, Brazil.  Annual revenues for this subsidiary are expected to exceed $400 million in 2005.  The acquisition included substantially all of the outstanding voting common stock of Dixie Toga and 43 percent of the outstanding nonvoting preferred shares.  The cash purchase price of approximately $250 million was financed with commercial paper.  While we expect this acquisition to contribute $0.08 to $0.10 per share to the results for the total year 2005, operating results net of financing costs were not accretive to the first quarter due to the impact of purchase accounting.

Results of Operations – First Quarter 2005

Net sales for the first quarter ended March 31, 2005, were $831.9 million compared to $684.0 million in the first quarter of 2004, an increase of 21.6 percent.  The January 2005 acquisition of Dixie Toga in Brazil and the May 2004 Masterpak acquisition in Mexico combined to deliver a 16.1 percent increase in net sales compared to the first quarter of last year.  In addition, currency effects represented a 1.0 percent increase in net sales.

Operating profit decreased to $77.5 million in the first quarter of 2005 from $79.2 million for the same period of 2004, reflecting the impact of the time lag between rapidly increasing flexible packaging raw material costs and associated selling price adjustments.  The pressure sensitive material business segment continued to focus on cost control and improved sales mix to achieve a 36.2 percent improvement in operating profit in the first quarter of 2005 compared to the first quarter of 2004.

Net income totaled $32.2 million for the first quarter of 2005, compared to $43.0 million for the same period of 2004.  Diluted earnings per share was $0.30 for the first quarter, compared to $0.40 per share for the first quarter of 2004.  Net income was negatively affected by higher raw material costs in flexible packaging in addition to increased interest rates on debt.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $688.1 million compared to $538.8 million in the first quarter of 2004, a 27.7 percent increase. Acquisitions accounted for a 20.5 percent increase in net sales.  Currency effects contributed 0.9 percent to net sales growth.  The remaining 6.3 percent sales increase consists of an improvement of 1.4 percent in unit sales volume and a 4.9 percent increase in price and mix.  The increase in price and mix reflects the impact of increased raw material costs that have resulted in corresponding increases in selling prices.

Operating profit from the flexible packaging business segment was $69.9 million, compared to $73.6 million during the first quarter of 2004.  As a percent of net sales, operating profit decreased to 10.2 percent in 2005 from 13.7 percent in 2004.  Raw material costs increased rapidly during the latter part of the fourth quarter and early in the first quarter.  Unit sales volumes were also strong at the beginning of the quarter, but weakened later in the first quarter as selling prices were adjusted to reflect increased costs.  We recorded increased unit sales volumes in packaging for markets such as frozen foods, medical devices, confectionary products, and certain meat and cheese products.  Stable to slightly lower unit sales volumes in the remaining markets offset these improvements resulting in a total flexible packaging segment unit sales volume improvement of about 1.4 percent.  We expect customer orders to continue to fluctuate in response to adjustments in selling prices during 2005.  In addition, we have found it difficult to adjust selling prices in Europe where our market position is smaller.  As a result of uncertainties related to volume trends in North America and pricing in European markets, we have reduced our expectations for growth in 2005.  Excluding the favorable impact of the Dixie Toga acquisition, we expect unit sales volume levels in 2005 to be consistent with the levels of 2004.  While the impact of purchase accounting essentially offset the earnings contribution from our recent Dixie Toga acquisition during the first quarter, we expect to benefit from this growing business beginning in the second quarter.

Pressure Sensitive Materials Business Segment

First quarter net sales for the pressure sensitive materials business segment decreased 1.0 percent to $143.8 million in 2005 compared to $145.3 million in 2004.  Currency effects accounted for a 2.3 percent increase.  The resulting 3.3 percent decrease in net sales is a result of unit sales volume decreases totaling 9.5 percent, partially offset by a 6.2 percent increase in price and mix.  Recent efforts to improve profitability in this segment include adjusting sales mix toward more value added products and implementing appropriate selling price adjustments.

Operating profit from the pressure sensitive materials business was $7.6 million, or 5.3 percent of net sales, compared to $5.6 million, or 3.9 percent of net sales, in the first quarter of 2004.    Net charges for restructuring and related activities reduced the results of the first quarter of 2004 by $0.5 million.  Sales mix improvements combined with ongoing cost control have delivered consistent year-over-year improvement in this business segment.  We expect to achieve operating profit margins in the range of 5 to 7 percent of net sales throughout 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $86.2 million or 10.4 percent of net sales in the first quarter of 2005 compared to $70.0 million or 10.2 percent of net sales for the first quarter of 2004.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2005 to be in the range of 10.0 to 10.5 percent.

Research and Development

Research and development expenses were $5.8 million for the first quarter of 2005 compared to $5.1 million during the same period of 2004.  As a percent of net sales, research and development expenses were 0.7 percent, consistent with the previous year.

Interest Expense

Interest expense was $8.4 million for the first quarter of 2005, an increase of $5.8 million from the first quarter of 2004.  The increase reflects $1.8 million related to higher debt levels as a result of the January acquisition financing for Dixie Toga, $1.4 million related to debt assumed in the acquisition, and generally higher interest rates compared to the first quarter of 2004.  We have historically financed our activities with variable rate debt and have benefited from the favorable short-term interest rate environment in recent years.  In March of 2005, we refinanced $300 million of variable rate commercial paper with 4.875 percent fixed rate notes due 2012, reducing the percentage of our total debt outstanding that is subject to variable interest rates.

Other Costs (Income), Net

During the first quarter of 2005, other costs and income included $1.3 million of interest income which was more than offset by currency exchange losses.  During the first quarter of 2004, other costs and income included $2.8 million of equity income from our investment in a Brazilian joint venture with Dixie Toga.  In 2005, this joint venture is accounted for on a consolidated basis and the related results for the first quarter of 2005 are included in flexible packaging operating profit.

Minority Interest in Net Income

In connection with the acquisition of Dixie Toga on January 5, 2005, we acquired 43 percent of the outstanding nonvoting preferred stock.  The increase in minority interest in the first quarter of 2005 is primarily due to the accounting for the preferred stock of Dixie Toga that was not acquired.

Income Taxes

Our effective tax rate was 39.1 percent in the first quarter of 2005, above our rate for the same period of 2004 of 38.6 percent.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  The increase from the first quarter of 2004 reflects a change in the percentage of income from international tax jurisdictions.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 36.4 percent at March 31, 2005, compared to 26.7 percent at December 31, 2004.  Total debt as of March 31, 2005 was $857.9 million, an increase of $318.2 million from December 31, 2004.  This increase primarily reflects the impact of the January 5, 2005 acquisition of Dixie Toga for about $250 million in cash and an additional $33.7 million of debt assumed in the acquisition.

Sources of Liquidity

During the first quarter of 2005, we initially financed the acquisition of Dixie Toga with $250 million of commercial paper.  In March 2005, we refinanced $300 million of commercial paper with notes payable in 2012 at an interest rate of 4.875 percent.  On March 31, 2005, total long-term debt includes $154.8 million of commercial paper, $300 million of notes due in 2012, $250 million of public bonds due in 2008, and $100 million of public bonds due in July 2005.  Outstanding commercial paper is supported by $500 million of back-up credit facilities.  When the $100 million public bonds mature in July 2005, we intend to refinance that debt by issuing commercial paper.

Uses of Liquidity

Net cash provided by operating activities decreased to $30.1 million in the first quarter of 2005 compared to $62.3 million in the first quarter of 2004.  Increased use of working capital totaling $57.6 million is driven by inventory and accounts receivable balances resulting from higher raw material costs and product selling prices.

Capital expenditures were $43.8 million this quarter compared to $34.1 million for the first quarter of 2004.  Capital expenditures for 2005 are now expected to be in the range of $160 to $175 million, an increase from 2004 levels reflecting planned investments in capacity needs primarily in North American operations.  Some projects originally planned for 2005 have been postponed to 2006 in order to divert engineering resources to waste reduction projects to improve manufacturing efficiencies and reduce the impact of increased raw material costs in 2005.

Dividends

During the first quarter of 2005, we increased our quarterly cash dividend by 12.5 percent to $0.18 per share.  This is the 22nd consecutive annual increase in the cash dividend on common stock.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $14.9 million at December 31, 2004, to $8.0 million at March 31, 2005.  The impact of this change was a $6.9 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.  In connection with the issue of seven-year, $300 million notes in March 2005, we entered into a forward starting swap on February 3, 2005, in order to lock in an interest rate in advance of the pricing date for the notes.   On March 14, 2005, in conjunction with the pricing of the notes, we terminated the swap and recorded the resulting gain of $6.1 million on the balance sheet as other comprehensive income.  This gain will be amortized over the term of the notes.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; operating results and cash flows from acquisitions may differ from what we anticipate; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the U.S. Department of Justice criminal investigation into competitive practices in the labelstock industry, any related proceedings or civil lawsuits, and the investigation by European Anticompetitive Authorities into the competitive practices in the paper and forestry products industries; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current report on Form 8-K filed March 15, 2005, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2005.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in place throughout the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

On January 5, 2005, the Company acquired majority ownership of Dixie Toga, S.A., which is headquartered in São Paulo, Brazil, one of the largest packaging companies in South America. The Company’s management has not yet completed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for this recently acquired subsidiary. Other than changes from the Dixie Toga acquisition, there has been no significant change in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in a number of lawsuits incidental to its business, including environmental related litigation.  Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below, that any ultimate liability would not have a material adverse effect upon the Company’s financial condition or results of operations.

The Indiana Department of Environmental Management has issued a Notice of Violation to the Company regarding various permitting and air emissions violations at its Terre Haute, Indiana facility.  The Company is cooperating with the Indiana agency and is seeking to resolve all open issues raised by the Notice of Violation.  Any settlement or other resolution of these matters may include a penalty.  While the Company cannot reasonably estimate the amount of any such penalty, management believes that it would not have a material adverse effect upon the Company’s financial condition or results of operations.

The Company is a potentially responsible party (PRP) in twelve superfund sites around the United States.  The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has reserved an amount that it believes to be adequate to cover its exposure.

Dixie Toga S.A., acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo.  The City has assessed a city services tax on the production and sale of printed labels and packaging products.  Dixie Toga, along with a number of other packaging companies disagree and contend that the city services tax is not applicable to its products and that the products are subject only to the state value added tax (VAT).  Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes.  Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga disputed the applicability of the city services tax and instead continued to collect and pay only the state VAT.

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

Dixie Toga strongly disagrees with the City’s position.  The Company believes that Dixie Toga has a strong legal position and intends to vigorously challenge any assessments by the City of São Paulo.  The Company is unable at this time to predict the ultimate outcome of the controversy and as such has not recorded any liability related to this matter.  An adverse resolution could be material to the results of operations and/or cash flows of the period in which the matter is resolved.

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

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in fourteen civil lawsuits.  Five of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie entered an order which calls for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed in November 2005.  At this time, a discovery cut-off and a trial date have not been set.  The Company has also been named in four lawsuits filed in the California Superior Court in San Francisco.  Three of these lawsuits seek to represent a class of all California indirect purchasers of labelstock and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  These three lawsuits have been consolidated. The fourth lawsuit seeks to represent a class of California direct purchasers of labelstock and alleges a conspiracy to fix prices within the self-adhesive labelstock industry. Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Ohio, seeking to represent a class of all Ohio indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, and one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company intends to vigorously defend these lawsuits.

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

BEMIS COMPANY, INC.

Date	May 6, 2005	/s/Gene C. Wulf
Gene C. Wulf, Vice President, Chief
Financial Officer and Treasurer

Date	May 6, 2005	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing
2(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer
	and the therein listed sellers. (1)	Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (2)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (2)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust
	National Association (formerly known as First Trust National Association), as Trustee. (3)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo
Bank Minnesota, National Association (formerly known as Norwest Bank
	Minnesota, National Association). (5)	Incorporated by Reference
4(d)	Registration Rights Agreement dated March 17, 2005, by and among the Registrant and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers.	Filed Electronically
10(i)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (6)	Incorporated by Reference
10(l)	Purchase Agreement dated March 14, 2005, between the Registrant and Wachovia Capital
	Markets, LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers.	Filed Electronically
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 11, 2005 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(5)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(6)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2005 (File No. 1-5277).