Form 10-Q
period 2005-06-30
BEMIS CO INC
filed 2005-08-09
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended June 30, 2005
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 5, 2005, the Registrant had 106,907,894 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended June 30, 2005.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading manufacturer of flexible packaging and pressure sensitive materials supplying a variety of industries.  Generally about 75 percent of our total company net sales are to customers in the food and consumer products industries.  During the second quarter of 2005, diluted earnings per share decreased by 9.5 percent to $0.38 compared to $0.42 per share in the second quarter of 2004.  The decrease is primarily related to the impact of higher raw material prices and volume fluctuations in our flexible packaging business segment.

Market Conditions

Bemis uses varying grades of many different polymer resins in our flexible packaging manufacturing operations, including nylon, polyester, polypropylene, EVOH (ethyl vinyl alcohol), and polyethylene.  We employ a business model that periodically adjusts product selling prices to reflect changes in raw material costs.  During the first six months of 2005, the pricing for our products was adjusted to reflect substantial increases in the cost of polymer resins that occurred at the end of 2004 and early in 2005.  The time lag between raw material cost increases and selling price increases resulted in reduced operating margins.  This negative impact on 2005 operating profit was magnified by a shift in customer order patterns and a highly competitive environment.

Results of Operations – Second Quarter 2005

Consolidated Overview

Net sales for the second quarter ended June 30, 2005, were $879.9 million compared to $712.9 million in the second quarter of 2004, an increase of 23.4 percent.  The January 2005 acquisition of Dixie Toga in Brazil and the May 2004 flexible packaging acquisition in Mexico combined to deliver a 15.8 percent increase in net sales compared to the second quarter of last year.  In addition, currency effects represented a 1.2 percent increase in net sales.

Net income totaled $41.2 million for the second quarter of 2005, compared to $45.8 million for the same period of 2004.  Diluted earnings per share was $0.38 for the second quarter, compared to $0.42 per share for the second quarter of 2004.  Net income continued to be negatively affected by higher raw material costs and generally smaller-sized customer orders in flexible packaging in addition to increased interest rates on debt.  The operating results of Dixie Toga, our January 2005 flexible packaging acquisition, were modestly accretive to earnings per share during the second quarter.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $724.7 million compared to $564.3 million in the second quarter of 2004, a 28.4 percent increase. Acquisitions accounted for a 19.9 percent increase in net sales.  Currency effects contributed 0.9 percent to net sales growth.  The remaining 7.6 percent sales increase consists of a net improvement of 0.8 percent in unit sales volume and a 6.8 percent increase in price and mix.  Volume increases in certain markets like meat and cheese, personal care products, medical device packaging and dry goods were substantially offset by decreases in volume for markets such as confectionery and snack foods, frozen foods, and pet products.  The increase in price and mix impacted all markets and primarily reflects increased selling prices.

Operating profit from the flexible packaging business segment was $80.7 million, compared to $78.6 million during the second quarter of 2004.  As a percent of net sales, operating profit decreased to 11.1 percent in 2005 from 13.9 percent in 2004.  We continued to implement selling price increases during the second quarter to reflect our higher raw material costs. Customer order patterns, which began to fluctuate during the first quarter, continued to shift in response to adjustments in selling prices during the second quarter.  This change in timing and size of customer orders has had a negative effect on our production efficiencies.  Combined with a higher cost operating environment and increased competition, these factors reduced our flexible packaging operating profit compared to the second quarter of 2004.

Pressure Sensitive Materials Business Segment

Second quarter net sales for the pressure sensitive materials business segment increased 4.4 percent to $155.2 million in 2005 compared to $148.6 million in 2004.  Currency effects accounted for a 2.4 percent increase.  The remaining 2.0 percent increase in net sales is a result of unit sales volume increases in our largest pressure sensitive materials product line, label products, which more than offset reduced unit volume in both graphics and technical products.

Operating profit from the pressure sensitive materials business was $9.3 million, or 6.0 percent of net sales, compared to $9.3 million, or 6.3 percent of net sales, in the second quarter of 2004.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $81.5 million in the second quarter of 2005 compared to $71.9 million for the second quarter of 2004.  As a percentage of sales, this category of expenses decreased in the second quarter of 2005 to 9.3 percent compared to 10.1 percent in the same period of 2004.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2005 to be about 10.0 percent.

Research and Development

Research and development expenses were $6.0 million for the second quarter of 2005 compared to $5.7 million during the same period of 2004.  As a percent of net sales, research and development expenses were 0.7 percent, slightly lower than the second quarter of 2004.

Interest Expense

Interest expense was $9.9 million for the second quarter of 2005, an increase of $6.0 million from the second quarter of 2004.  The increase reflects higher debt levels as a result of the Dixie Toga acquisition financing, as well as debt assumed in the acquisition, and higher interest rates compared to the second quarter of 2004.  Variable interest rates, which impact about 60 percent of our outstanding debt in 2005, have increased by about 220 basis points since June 30, 2004.

Other Costs (Income), Net

During the second quarter of 2005, other costs and income included $0.5 million of restructuring charges related to the sale of a plant that was closed during 2003, and $0.8 million of currency exchange losses.  During the second quarter of 2004, other costs and income included $2.8 million of equity income from our investment in a Brazilian joint venture with Dixie Toga.  With the acquisition of Dixie Toga, this former joint venture is now consolidated and the related operating results are included in flexible packaging operating profit.

Minority Interest in Net Income

In connection with the acquisition of Dixie Toga on January 5, 2005, we acquired 43 percent of the outstanding nonvoting preferred stock.  The increase in minority interest in 2005 is primarily due to the preferred stock of Dixie Toga that was not acquired.

Income Taxes

Our effective tax rate was 39.5 percent in the second quarter of 2005, an increase from our rate for the same period of 2004 of 38.9 percent.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  The increase from the second quarter of 2004 reflects a change in the percentage of income from international tax jurisdictions.

Results of Operations – Six Months Ended June 30, 2005

Consolidated Overview

Net sales for the six months ended June 30, 2005, were $1.7 billion compared to $1.4 billion in the first six months of 2004, an increase of 22.5 percent.  The January 2005 acquisition of Dixie Toga in Brazil and the May 2004 flexible packaging acquisition in Mexico combined to deliver a 16.0 percent increase in net sales compared to the first six months of last year.  In addition, currency effects represented a 1.2 percent increase in net sales.

Net income totaled $73.5 million for the first six months of 2005, compared to $88.8 million for the same period of 2004.  Diluted earnings per share was $0.68 for the first six months, compared to $0.82 per share for the first six months of 2004.  Net income has been negatively affected by higher raw material costs and increased competition in flexible packaging in addition to increased interest rates on debt.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $1.4 billion compared to $1.1 billion in the first six months of 2004, a 28.1 percent increase. Acquisitions accounted for a 19.9 percent increase in net sales.  Currency effects contributed 0.9 percent to net sales growth.  The remaining 7.3 percent sales increase consists of an improvement of 1.1 percent in unit sales volume and a 6.2 percent increase in price and mix.  The increase in price and mix primarily reflects increases in selling prices.

Operating profit from the flexible packaging business segment was $150.6 million, or 10.7 percent of sales, compared to $152.2 million, or 13.8 percent of sales, during the first six months of 2004.  Operating profit has been negatively impacted by higher raw material costs and shifts in customer order patterns during the first six months of 2005.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment increased 1.7 percent during the six months ended June 30, 2005 to $299.0 million in 2005 compared to $293.9 million in 2004.  Currency effects accounted for a 2.3 percent increase.  The remaining 0.6 percent decrease in net sales is a reflection of unit sales decreases partially offset by increases in price and mix.

Operating profit from the pressure sensitive materials business was $16.9 million, or 5.6 percent of net sales, compared to $14.9 million, or 5.1 percent of net sales, in the first six months of 2004.    Restructuring and related charges reduced the results of the first six months of 2004 by $1.2 million.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $167.7 million for the six months ended June 30, 2005 compared to $141.9 million for the first six months of 2004.  As a percentage of sales, this category of expenses decreased in the first six months of 2005 to 9.8 percent compared to 10.2 percent in the same period of 2004.

Interest Expense

Interest expense was $18.3 million for the first six months of 2005, an increase of $11.8 million from the same period of 2004.  The increase reflects higher debt levels as a result of the Dixie Toga acquisition financing, as well as debt assumed in the acquisition, and higher interest rates compared to the first six months of 2004.

Other Costs (Income), Net

During the six months ended June 30, 2005, other costs and income totaled $1.9 million of net other costs compared to $5.9 million of net other income in the same period of 2004.  The difference of $7.8 million is primarily due to the effect of the $5.7 million of operating profit from our Brazilian joint venture which was included in equity income in 2004.  With the acquisition of Dixie Toga, this former joint venture is consolidated and the related operating results are included in flexible packaging operating profit.

Income Taxes

Our effective tax rate was 39.3 percent in the first six months of 2005, compared to our rate for the same period of 2004 of 38.7 percent.  The increase from the first six months of 2004 reflects a change in the percentage of income from international tax jurisdictions.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 35.4 percent at June 30, 2005, compared to 26.7 percent at December 31, 2004.  Total debt as of June 30, 2005 was $845.8 million, an increase of $306.2 million from December 31, 2004.  This increase primarily reflects the impact of the Dixie Toga acquisition for about $250 million in cash and an additional $32.9 million of debt assumed in the acquisition.

Sources of Liquidity

On June 30, 2005, total long-term debt includes $126.1 million of commercial paper, $300 million of notes due in 2012, $250 million of public bonds due in 2008, and $100 million of public bonds due in July 2005.  Outstanding commercial paper is supported by $500 million of back-up credit facilities.  On July 1, 2005, $100 million of public bonds matured and were refinanced using commercial paper.

Uses of Liquidity

Net cash provided by operating activities decreased to $106.4 million in the first six months of 2005 compared to $152.5 million in the same period of 2004.  The increased use of working capital totaling $43.5 million is driven primarily by higher inventory and accounts receivable balances resulting from increased raw material costs and product selling prices.

Capital expenditures were $87.1 million for the six months ended June 30, 2005 compared to $69.4 million for the same period of 2004.  Capital expenditures for 2005 are expected to be in the range of $160 to $175 million, an increase from 2004 levels primarily reflecting investments in capacity for North and South American operations.

During the six months ended June 30, 2005, Dixie Toga repurchased $7.6 million of its publicly traded preferred shares on the Bovespa Stock Exchange in São Paulo, Brazil, thereby increasing Bemis’ effective ownership of Dixie Toga to approximately 83.5 percent.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $14.9 million at December 31, 2004, to $11.2 million at June 30, 2005.  The impact of this change was a $3.7 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Positions (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This FSP provides guidance on how an enterprise should account for the deduction for qualified production activities provided by the American Jobs Act of 2004. Pursuant to this guidance, the deduction has no effect on deferred tax assets and liabilities existing at the enactment date.  The impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The deduction is available to corporations during the tax year that includes October 22, 2004 or the immediately subsequent tax year. For Bemis Company, the deduction election is available for the 2005 calendar year. We have approximately $80 million of cash held outside the United States which could be eligible for the special deduction during the calendar year 2005. Due to the complexity of the repatriation provision, we are still evaluating the effects of the Act on our plan for repatriation of unremitted foreign earnings and the related impact on our tax provision. We anticipate that this evaluation will be completed by the end of the calendar year. The range of possible amounts of unremitted foreign earnings that we currently considered eligible for repatriation is between zero and approximately $80 million. The related potential range of income tax is between zero and approximately $5.5 million.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; operating results and cash flows from acquisitions may differ from what we anticipate; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; broad changes in customer order patterns; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the U.S. Department of Justice criminal investigation into competitive practices in the labelstock industry, any related proceedings or civil lawsuits, and the investigation by European Anticompetitive Authorities into the competitive practices in the paper and forestry products industries; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our registration statement on Form S-4/A filed on June 10, 2005, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended June 30, 2005.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in place throughout the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There has been no significant change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 11 of the Notes to Consolidated Financial Statements included in Exhibit 19 to this Form 10-Q is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company’s 2005 Annual Meeting of Shareholders was held on May 5, 2005.

(b)                                   (1)       The shareholders voted for four director nominees for three-year terms.  There were no abstentions and no broker non-votes.  The vote was as follows:

Name of Candidate	Votes For	Votes Withheld
Timothy M. Manganello	86,841,292	411,812
Edward N. Perry	86,609,796	643,309
William J. Scholle	67,419,342	19,833,762
Philip G. Weaver	86,760,049	493,056

(2)        The shareholders voted to amend and reapprove the 1997 Executive Officer Performance Plan.  The vote was 81,462,804 for, 4,407,341 against, and 1,382,959 abstentions.  There were no broker non-votes.

(3)        The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the 2005 fiscal year.  The vote was 85,986,083 for, 1,012,489 against, and 254,532 abstentions.  There were no broker non-votes.

ITEM 6.  EXHIBITS

(a)                                  The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 5, 2005	/s/ Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	August 5, 2005	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing
2(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer and the therein listed sellers. (1)	Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (2)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (2)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (3)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank
	Minnesota, National Association). (5)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 11, 2005 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(5)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).