Form 10-Q
period 2005-09-30
BEMIS CO INC
filed 2005-11-07
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company.    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 4, 2005, the Registrant had 105,300,484 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended September 30, 2005.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Third quarter 2005 diluted earnings per share was $0.41 compared to $0.41 per share in the third quarter of 2004.  A 22.2 percent increase in net sales compared to the third quarter of 2004 reflects a 6.0 percent increase from higher selling prices implemented to offset significant increases in raw material costs in addition to a 16.2 percent increase related to a January 2005 acquisition.  Increased raw material costs have reduced margins to offset the positive effects of the acquisition during 2005.

Market Conditions

The market for polymer resins has been volatile during the past 12 months, experiencing record price increases and supply shortages.  Bemis uses varying grades of many different polymer resins in our flexible packaging manufacturing operations, including nylon, polyester, polypropylene, EVOH (ethyl vinyl alcohol) and polyethylene.  We employ a business model that periodically adjusts product selling prices to reflect changes in raw material costs.  During the first nine months of 2005, the pricing for our products has been adjusted to reflect substantial increases in the cost of polymer resins that occurred at the end of 2004 and in 2005.  The time lag between raw material cost increases and selling price increases resulted in reduced operating margins.  This negative impact on 2005 operating profit was magnified during the first half of the year by production volume fluctuations resulting from a shift in customer order patterns and a highly competitive environment.

In August and September of 2005, the petrochemical industry suffered facility damage, production disruptions and transportation shortages due to the impact of two Gulf Coast hurricanes.   This event has challenged the plastics industry to find alternative sources of raw materials or modify specifications to minimize the impact of resin shortfalls.  Bemis has been able to meet customer obligations and has re-qualified alternative sources of raw materials as a precautionary measure.  We expect to meet the resin needs of our existing customer base and have limited need to substitute suppliers outside of our normal purchasing process.

Results of Operations — Third Quarter 2005

Consolidated Overview

Net sales for the third quarter ended September 30, 2005, were $870.1 million compared to $711.9 million in the third quarter of 2004, an increase of 22.2 percent.  The January 2005 acquisition of Dixie Toga in Brazil resulted in a 16.2 percent increase in net sales compared to the third quarter of last year.  Currency effects were neutral for the quarter.

Net income totaled $44.2 million for the third quarter of 2005, compared to $43.8 million for the same period of 2004.  Diluted earnings per share was $0.41 for the third quarter, equal to the diluted earnings per share in the third quarter of 2004.  The operating results of Dixie Toga, our January 2005 flexible packaging acquisition, were accretive to earnings per share during the third quarter, but the positive impact was offset by higher raw material costs and lower operating margins in the Company’s other operations.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $723.0 million compared to $571.7 million in the third quarter of 2004, a 26.5 percent increase. Acquisitions accounted for a 20.2 percent increase in net sales.  Currency effects were neutral to net sales growth during the current quarter.  The remaining 6.3 percent sales increase reflects an increase in price and mix, which impacted all markets and primarily reflects increased selling prices.  Unit volume in certain markets like meat, cheese and health and hygiene products, representing about 43 percent of flexible packaging sales, was even with the third quarter of 2004.  Unit volume increases in packaging for medical device, dry goods and specialty food markets were offset by decreases in unit volume for markets such as confectionery and snack foods, frozen foods, bakery, industrial and pet products.

Operating profit from the flexible packaging business segment was $89.0 million, compared to $74.6 million during the third quarter of 2004.  As a percent of net sales, operating profit decreased to 12.3 percent in 2005 from 13.1 percent in 2004.  While operating margins have improved sequentially, they continue to be lower than the prior year due to the higher raw material costs during 2005.  During the third quarter, we continued to improve our pricing and purchasing mechanisms to provide a better match during periods of volatile market prices as experienced during 2005.

Pressure Sensitive Materials Business Segment

Third quarter net sales for the pressure sensitive materials business segment increased 5.0 percent to $147.2 million in 2005 compared to $140.2 million in 2004.  Currency effects were neutral during the quarter.  The increase in net sales is a result of double-digit unit sales volume increases in our largest pressure sensitive materials product line, label products, which more than offset reduced unit volume in technical products.  Unit sales volume of graphic products was up about one percent compared to the third quarter of 2004.  In total, a combined increase of 11.3 percent in unit volume for pressure sensitive materials was offset by a 5 percent decrease in price and mix, reflecting the change in mix due to increased sales of lower priced label products.

Operating profit from the pressure sensitive materials business was $9.6 million, or 6.5 percent of net sales, compared to $7.9 million, or 5.7 percent of net sales, in the third quarter of 2004.  Operating profit for the third quarter of 2005 included a $0.9 million gain on the sale of a closed facility, while operating profit in the third quarter of 2004 included restructuring and related charges of $1.1 million.  Excluding the impact of the restructuring related activities, operating profit as a percentage of net sales was 5.9 percent in the third quarter of 2005 compared to 6.4 percent in the same period of 2004.  The lower operating margins are due to the change in sales mix reflecting a higher proportion of label products.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $82.8 million in the third quarter of 2005 compared to $69.6 million for the third quarter of 2004.  Increased selling, general and administrative expenses reflect higher costs associated with employee benefits and the Dixie Toga acquisition during 2005.  As a percentage of sales, this category of expenses decreased in the third quarter of 2005 to 9.5 percent compared to 9.8 percent in the same period of 2004.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2005 to be in the range of 9.5 to 10.0 percent.

Research and Development

Research and development expenses were $5.9 million for the third quarter of 2005 compared to $5.4 million during the same period of 2004.  As a percent of net sales, research and development expenses were 0.7 percent, slightly lower than the third quarter of 2004.

Interest Expense

Interest expense was $9.8 million for the third quarter of 2005, an increase of $5.8 million from the third quarter of 2004.  The increase reflects $3.7 million related to higher debt levels as a result of the Dixie Toga acquisition and higher interest rates compared to the third quarter of 2004.  For the quarter ended September 30, 2005, about 64 percent of our outstanding debt was subject to variable interest rates for which the effective interest rate was 4.7 percent.  For the same period of 2004, substantially all of our debt was subject to variable interest rates for which the effective interest rate was 2.9 percent.

Other Costs (Income), Net

During the third quarter of 2005, other costs and income included $0.9 million of gain on the sale of a plant that was closed during 2003.  This gain is included in the operating profit of the pressure sensitive materials segment.  During the third quarter of 2004, other costs and income included $3.4 million of equity income from our investment in a Brazilian joint venture with Dixie Toga.  Since the acquisition of Dixie Toga, this former joint venture is accounted for on a consolidated basis and the related operating results are included with the flexible packaging segment.

Minority Interest in Net Income

In connection with the acquisition of Dixie Toga in 2005, we initially acquired 43 percent of its outstanding nonvoting preferred stock.  During the nine months ended September 30, 2005, Dixie Toga purchased additional preferred shares thereby effectively increasing Bemis’ preferred share ownership to 54 percent.  The increase in minority interest in 2005 is primarily due to the accounting for the preferred stock of Dixie Toga that was not acquired.

Income Taxes

Our effective tax rate was 39.6 percent in the third quarter of 2005, an increase from our rate for the same period of 2004 of 38.7 percent.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  The increase from the third quarter of 2004 reflects a change in the percentage of income from international tax jurisdictions.

Results of Operations — Nine Months Ended September 30, 2005

Consolidated Overview

Net sales for the nine months ended September 30, 2005, were $2.6 billion compared to $2.1 billion in the first nine months of 2004, an increase of 22.4 percent.  The January 2005 acquisition of Dixie Toga in Brazil accounted for a 15.4 percent increase in net sales compared to the first nine months of last year.  In addition, currency effects represented a 0.6 percent increase in net sales.

Net income totaled $117.6 million for the first nine months of 2005, compared to $132.6 million for the same period of 2004.  Diluted earnings per share was $1.09 for the first nine months, compared to $1.23 per share for the first nine months of 2004.  Net income has been negatively affected by higher raw material costs and increased competition in our flexible packaging business segment in addition to increased interest rates on debt.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $2.1 billion compared to $1.7 billion in the first nine months of 2004, a 27.5 percent increase. Acquisitions accounted for a 19.4 percent increase in net sales.  Currency effects accounted for a 0.6 percent increase in net sales.  The remaining 7.5 percent sales increase consists of an improvement of 0.6 percent in unit sales volume and a 6.9 percent increase in price and mix.  The increase in price and mix primarily reflects increases in selling prices across all markets.  For the first nine months of 2005, unit volume increases in packaging for meat and cheese, health and hygiene products, dry goods, coffee, and medical device markets were substantially offset by unit volume decreases in packaging for confectionery, snack, frozen foods, bakery, pet products and industrial markets.

Operating profit from the flexible packaging business segment was $239.6 million, or 11.2 percent of sales, compared to $226.9 million, or 13.5 percent of sales, during the first nine months of 2004.  Operating profit has been negatively impacted by higher raw material costs and shifts in customer order patterns that caused reduced production efficiency during the first nine months of 2005.   During the third quarter of 2005, productivity improvements reduced production costs and improved capacity for high demand products.  We have also improved our ability to manage the impact of volatile raw material costs by modifying procedures and policies to better align input costs and selling prices.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment increased 2.8 percent during the nine months ended September 30, 2005, to $446.2 million in 2005 compared to $434.1 million in 2004.  Currency effects were neutral during the period.  The 2.8 percent increase in net sales is a reflection of unit volume increases in all product markets totaling 2.3 percent and combined price and mix increases totaling 0.5 percent.

Operating profit from the pressure sensitive materials business was $26.5 million, or 5.9 percent of net sales, compared to $22.8 million, or 5.3 percent of net sales, in the first nine months of 2004.   A gain of $0.9 million related to the sale of a plant that was closed during 2003 is included in the results for the first nine months of 2005.  Restructuring and related charges reduced the results of the first nine months of 2004 by $2.3 million.  Excluding the impact of these items, operating profit as a percent of net sales would have been 5.7 percent for the first nine months of 2005, compared to 5.8 percent for the same period of 2004.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $250.5 million for the nine months ended September 30, 2005, compared to $211.5 million for the first nine months of 2004.  As a percentage of net sales, this category of expenses decreased in the first nine months of 2005 to 9.7 percent compared to 10.0 percent in the same period of 2004.

Interest Expense

Interest expense was $28.2 million for the first nine months of 2005, an increase of $17.6 million from the same period of 2004.  The increase reflects higher debt levels as a result of the January 2005 Dixie Toga acquisition and higher interest rates during 2005 compared to the first nine months of 2004.

Other Costs (Income), Net

During the nine months ended September 30, 2005, we recorded $1.1 million of net other costs compared to $9.8 million of net other income in the same period of 2004.  The difference of $10.9 million is primarily due to the effect of operating profit from our Brazilian joint venture which was accounted for on the equity method during 2004.  Since the acquisition of Dixie Toga, this former joint venture is accounted for on a consolidated basis and the related operating results are included with the flexible packaging segment.

Income Taxes

Our effective tax rate was 39.4 percent in the first nine months of 2005, compared to 38.7 percent for the same period of 2004.  The increase from the first nine months of 2004 reflects a change in the percentage of income from international tax jurisdictions.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 35.2 percent at September 30, 2005, compared to 26.7 percent at December 31, 2004.  Total debt as of September 30, 2005 was $839.2 million, an increase of $299.6 million from December 31, 2004.  This increase primarily reflects the impact of the Dixie Toga acquisition.

Sources of Liquidity

On September 30, 2005, total long-term debt included $300 million of public bonds due in 2012, $250 million of public bonds due in 2008 and $200.1 million of commercial paper.  Outstanding commercial paper is supported by $500 million of back-up credit facilities.  On July 1, 2005, $100 million of public bonds matured and were repaid using commercial paper.

Uses of Liquidity

Net cash provided by operating activities increased to $250.2 million in the first nine months of 2005 compared to $197.5 million in the same period of 2004.  This improvement reflects a lower use of working capital during the first nine months of 2005 and a $40 million voluntary cash contribution to the Bemis defined benefit plans in August of 2004.  No cash contributions are required for the principal defined benefit plans in 2005.

Capital expenditures were $122.5 million for the nine months ended September 30, 2005, compared to $99.5 million for the same period of 2004.  Capital expenditures for 2005 are expected to be in the range of $175 to $185 million, an increase from 2004 levels primarily reflecting investments in capacity for North and South American operations as well as fourth quarter payments for a global enterprise resource planning system to be implemented over the next several years.

During the nine months ended September 30, 2005, Dixie Toga purchased approximately $10 million of its publicly traded preferred shares on the Bovespa Stock Exchange in São Paulo, Brazil, thereby increasing Bemis’ effective ownership of Dixie Toga to approximately 85 percent.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $14.9 million at December 31, 2004, to $6.7 million at September 30, 2005.  The impact of this change was an $8.2 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.

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

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The deduction is available to corporations during the tax year that includes October 22, 2004, or the immediately subsequent tax year. For Bemis Company, the deduction election is available for the 2005 calendar year.  Due to the complexity of the repatriation provision, we are still evaluating the effects of the Act on our plan for repatriation of unremitted foreign earnings and the related impact on our tax provision. We anticipate that this evaluation will be completed by the end of the calendar year. The range of possible amounts of unremitted foreign earnings that we are currently considering eligible for repatriation is between zero and approximately $130 million. The related potential range of income tax is between zero and approximately $7 million.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; operating results and cash flows from acquisitions which differ from what we anticipate; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; broad changes in customer order patterns; the presence of adequate cash available for investment in our business while maintaining desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the U.S. Department of Justice criminal investigation into competitive practices in the label stock industry, any related proceedings or civil lawsuits, and the investigation by European Anticompetitive Authorities into the competitive practices in the paper and forestry products industries; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current report on Form 8-K filed March 15, 2005, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

Explanation of Terms Describing the Company’s Products

Barrier laminate — A multilayer plastic film made by laminating two or more films together with the use of glue or a molten plastic to achieve a barrier for the planned package contents.

Barrier products — Products that provide protection and extend the shelf life of the contents of the package.  These products provide this protection by combining different types of plastics and chemicals into a multilayered plastic package.  These products protect the contents from such things as moisture, sunlight, odor, or other elements.

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

Labelstock — Base material for pressure sensitive labels.

Modified atmosphere packaging — A package in which the atmosphere inside the package has been modified by a gas such as nitrogen.

Monolayer film — A single layer extruded plastic film.

Multiwall paper bag — A package made from two or more layers of paper.

Paper products — Products that consist primarily of multiwall and single ply paper bags and printed paper roll stock.

Polyolefin shrink film — A packaging film consisting of polyethylene and/or polypropylene resins extruded via the blown process.  The film can be irradiated in a second process to cross link the molecules for added strength, durability, and toughness.  The product is characterized by thin gauge, high gloss, sparkle, transparency, and good sealing properties.

Pressure sensitive material — A material with adhesive such that upon contact with another material it will stick.

Roll label products — Pressure sensitive materials made up and sold in roll form.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended September 30, 2005.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

The material set forth in Note 12 of the Notes to Consolidated Financial Statements included in Exhibit 19 to this Form 10-Q is incorporated herein by reference.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares That May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
July 2005	80,000	27.05
August 2005	1,545,000	26.48	600,000
September 2005	244,700	26.14
Total	1,869,700	26.46	600,000	2,824,896

On August 4, 2005, the Company announced the adoption of a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to 600,000 shares of its common stock in order to offset the dilutive effect of the Company’s stock used in annual incentive plans.  This plan was completed with the purchase of 600,000 shares of common stock during the five-day period beginning August 8, 2005.  Excluding this five-day period, the Company also purchased, in open market transactions, an additional 1,269,700 shares of its common stock.  As of September 30, 2005, under authority granted by the Board of Directors in 2000, the Company may repurchase an additional 2,824,896 shares of its common stock.

ITEM 5.     OTHER INFORMATION

                On November 2, 2005, the Company announced that its Board of Directors has approved the move of the Bemis Company corporate headquarters from Minneapolis, Minnesota to Neenah, Wisconsin.  The decision to move to Wisconsin will impact only a few people and should be completed by May 2006.  The existing Minneapolis office will remain open as an Administrative Office for finance, accounting, tax and information technology.

ITEM 6.     EXHIBITS

(a)           The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	November 4, 2005	/s/Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	November 4, 2005	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing
2(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer and the therein listed sellers.(1)	Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended.(2)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004.(2)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee.(3)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement.(4)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association).(5)	Incorporated by Reference
10(c)	Bemis Company, Inc. Form of Management Contract with principal executive officers.	Filed Electronically
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
99.1	Press Release dated November 2, 2005, announcing May 2006 headquarters move.	Filed Electronically

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