Form 10-K
period 2005-12-31
BEMIS CO INC
filed 2006-03-15
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES ☒  NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      YES ☐  NO ☒

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.      YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  Large Accelerated Filer  ☒          Accelerated Filer  ☐         Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company.   YES ☐  NO ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on June 30, 2005, based on a closing price of $26.54 per share as reported on the New York Stock Exchange, was $2,844,236,000.

As of March 9, 2006, the Registrant had 104,817,986 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Proxy Statement - Annual Meeting of Stockholders May 4, 2006 - Part III

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments

Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data
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
Exhibit Index.

Schedule II – Valuation and Qualifying Accounts and Reserves
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Exhibit 21 – Subsidiaries of the Registrant
Exhibit 23 – Consent of PricewaterhouseCoopers LLP

Exhibit 31.1 – Certification of Jeffrey H. Curler, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 10, 2006

Exhibit 31.2 – Certification of Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 10, 2006

Exhibit 32 – Certification of Jeffrey H. Curler, Chief Executive Officer of the Company, and Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Section 1350, dated March 10, 2006

PART I  -  ITEMS 1, 2, 3, and 4

ITEM 1 - BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a principal manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, South America, and Europe with a growing presence in Asia Pacific and Mexico.  In 2005, approximately 82 percent of the Company’s sales were derived from the Flexible Packaging segment and approximately 18 percent were derived from the Pressure Sensitive Materials segment.

The Company’s products are sold to customers primarily in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care, batteries, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Company’s operations in its business segments is available at Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K Annual Report.

As of December 31, 2005, the Company had approximately 15,900 employees, about 10,600 of whom were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving four different international unions, one independent union, and 19 individual contracts with terms ranging from one to six years.  During 2005, two contracts covering approximately 200 employees at two different locations in the United States were successfully negotiated.  One U.S. contract covering approximately 45 employees and one Canadian contract covering approximately 92 employees expired with negotiations continuing into 2006.  In addition to those two contracts, two other domestic labor agreements covering approximately 300 employees are scheduled to expire in 2006.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving six different unions with terms ranging from one to two years.

Working capital elements fluctuate throughout the year in relation to the level of customer volume and other marketplace conditions.  Customer and vendor payment terms are split approximately equally between net 30 days and discountable terms.  Discounts are generally one percent for payment within ten days.  Inventory levels reflect a reasonable balance between raw material pricing and availability, and the Company’s commitment to promptly fill customer orders.  Manufacturing backlogs are not a significant factor in the industries in which the Company operates as most orders placed with the Company are for delivery within 60 days or less.  The business of each of the segments is not seasonal to any significant extent.

The Company is the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of its products, manufacturing processes, and equipment.  The Company also has a number of trademarks and trademark registrations in the United States and in foreign countries.  The Company’s patents, licenses, and trademarks collectively provide a competitive advantage.  However, the loss of any single patent or license alone would not have a material adverse effect on the Company’s results as a whole or those of either of its segments.

The Company’s business activities are organized around its two business segments, Flexible Packaging and Pressure Sensitive Materials.  Both internal and external reporting conform to this organizational structure.  A summary of the Company’s business activities reported by its two business segments follows.

Flexible Packaging Segment

The flexible packaging segment manufactures a broad range of consumer and industrial packaging.  Multilayer flexible polymer film structures and laminates are sold for food, medical, and personal care products as well as non-food applications utilizing vacuum or modified atmosphere packaging.  Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, custom thermoformed plastic packaging, multiwall and single-ply paper bags, printed paper roll stock, and bag closing materials.  Markets for our products include processed and fresh meat, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, seed, lawn and garden, tissue, fresh produce, personal care and hygiene, disposable diapers, printed shrink overwrap for the food and beverage industry, agribusiness, minerals, and medical device packaging.

Pressure Sensitive Materials Segment

The pressure sensitive materials segment manufactures pressure sensitive materials that are sold into label markets, graphic markets, and technical markets.

Products for label markets include narrow-web rolls of pressure sensitive paper, film, and metalized film printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume data processing (EDP) stocks, bar code labels, and numerous laser printing applications.  Primary markets include food and consumer goods products, inventory control labeling, shipping labels, postage stamps, and laser/ink jet printed labels.

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

Marketing, Distribution, and Competition

While the Company’s sales are made through a variety of distribution methods, more than 90 percent of each segment’s sales are made by the Company’s direct sales force.  Sales offices and plants are located throughout the United States, Canada, United Kingdom, Continental Europe, Scandinavia, Asia Pacific, South America, and Mexico to provide prompt and economical service to more than 30,000 customers.  The Company’s technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

No single customer accounts for ten percent or more of the Company’s total sales.  Furthermore, the loss of one or a few major customers would not have a material adverse effect on the Company’s operating results.  Nevertheless, business arrangements with large customers require a large portion of the manufacturing capacity at a few individual manufacturing sites.  Any change in the business arrangement would typically occur over a period of time, which would allow for an orderly transition for both the Company’s manufacturing site and the customer.

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Alcan Packaging, Amcor Limited, Exopack Company, Hood Packaging Corporation, Intertape Polymer Group Inc., Pliant Corporation, Printpack, Inc., Sealed Air Corporation, Smurfit-Stone Container Corporation, Sonoco Products Company, and Wihuri OY.  In the Pressure Sensitive Materials segment major competitors include 3M, Acucote, Inc., Avery Dennison Corporation, Flexcon Co., Inc., Green Bay Packaging Inc., Ricoh Company, Ltd., Ritrama Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene Corporation, and Wausau Coated Products Inc.

The Company considers itself to be a significant factor in the market niches it serves; however, due to the diversity of the Flexible Packaging and Pressure Sensitive Materials segments, the Company’s precise competitive position in these markets is not reasonably determinable.  Advertising is limited primarily to business and trade publications emphasizing the Company’s product features and related technical capabilities and the individual problem-solving approach to customer problems.

Raw Materials

Plastic resins and films, paper, inks, adhesives, and chemicals constitute the basic major raw materials.  These are purchased from a variety of industry sources and the Company is not dependent on any one supplier for its raw materials.  While temporary industry-wide shortages of raw materials may occur, such as was experienced during the 2005 hurricane season, the Company’s raw materials supply was not significantly impacted or interrupted.  Currently, raw materials are readily available.

Research and Development Expense

Research and development expenditures were as follows:

(in thousands)	2005	2004	2003
Flexible Packaging	$18,920	$16,923	$17,060
Pressure Sensitive Materials	4,608	4,215	4,394
Total	$23,528	$21,138	$21,454

Environmental Control

Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

Available Information

The Company is a large accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 100 F St., N.E., Washington, DC 20549 (call 1-202-551-8090 or 1-800-732-0330 for hours of operation). Electronically filed reports can also be accessed through the Company’s own website (http://www.bemis.com), under Investor Relations/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc.:  before May 5, 2006, 222 South Ninth Street, Suite 2300, Minneapolis, Minnesota 55402-4099, or calling (612) 376-3000; after May 4, 2006, One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54957-0669, or calling (920) 727-4100.  In addition, the Company’s Board Committee charters and the Company’s code of business conduct and ethics can be electronically accessed at the Company’s website under Company Overview or, free of charge, by writing directly to the Company, Attention:  Corporate Secretary.  The Company has adopted a Financial Code of Ethics which is filed as an exhibit to this Annual Report on Form 10-K, and is also posted on the Company’s website.  The Company intends to post any amendment to, or waiver from, a provision of the Financial Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions on the Investor Relations section of its website (www.bemis.com) promptly following the date of such amendment or waiver.

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

ITEM 1A – RISK FACTORS

Funded status of pension plans—Recognition of minimum pension liability may cause a significant reduction in net worth.

Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, requires balance sheet recognition of a minimum liability if the fair value of plan assets is less than the accumulated benefit obligation (ABO) at the end of the year.  The fair value of our largest U.S. pension plan’s assets exceeded the ABO at December 31, 2005; therefore, no recognition of minimum liability was required for this plan.  However, if the fair value of our largest U.S. pension plan’s assets at a future reporting date decreases or if the discount rate used to calculate the ABO as of that date decreases, we may be required to write off our prepaid pension assets and record a liability equal to the excess of ABO over the fair value of the assets.  The resulting non-cash after-tax charge would not reduce reported earnings.  It would be recorded directly as a decrease in the Accumulated Other Comprehensive Income component of stockholders’ equity.  While we cannot estimate the future minimum liability with any certainty at this time, we believe that if an adjustment is required, the adjustment would significantly reduce our net worth.  We have identified pension assumptions as critical accounting estimates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Accounting for annual pension costs” and “—Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

Goodwill and other intangible assets—A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.

                On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS No. 142).  We no longer amortize goodwill, but we review our goodwill balance for impairment at least once a year using the business valuation methods required by FAS No. 142.  These methods include the use of a weighted-average cost of capital to calculate the present value of the expected future cash flows of our reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth.  We have identified the valuation of intangibles as a critical accounting estimate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Intangible assets and goodwill” included in Item 7 of this Annual Report on Form 10-K.

Foreign operations—Conditions in foreign countries and changes in foreign exchange rates may reduce our reported results of operations.

We have operations in North America, South America, Europe, and Asia.  In 2005, approximately 34 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

Interest rates—An increase in interest rates could reduce our reported results of operations.

At December 31, 2005, our variable rate borrowings approximated $521 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  In September 2001, we entered into interest rate swap agreements with three U.S. banks, which increased our exposure to variable rates.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense on $844.1 million of total debt outstanding as of December 31, 2005 would increase by $5.2 million.

A downgrade in our credit rating could increase our borrowing costs and negatively affect our ability to access capital.

In addition to using cash provided by operations, we regularly issue commercial paper to meet our short-term liquidity needs.  Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest.  In conjunction with our Dixie Toga acquisition in January 2005, while Standard & Poor’s confirmed the continuation of its ratings of “A” and “A-1” for our long-term senior unsecured debt and commercial paper, respectively, Moody’s Investors Service reduced our long-term senior unsecured rating to “Baa1” from “A2”, and our short-term rating to “Prime-2” from “Prime-1”.  A downgrade in our credit rating could increase the cost of borrowing by increasing the spread over prevailing market rates that we pay for our commercial paper or the fees associated with our bank credit facility.  In addition, our bank credit facility has covenants that include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  If for any reason our existing credit arrangements were no longer available to us, we would expect to meet our financial liquidity needs by accessing the bank market, which would further increase our borrowing costs.

Raw materials—Raw material cost increases or shortages could adversely affect our results of operations.

As a manufacturer, our sales and profitability are dependent upon the availability and cost of raw materials, which are subject to price fluctuations, and the ability to control or pass on fluctuating costs of raw materials.  Inflationary and other increases in the costs of raw materials have occurred in the past and are expected to recur, and our performance depends in part on our ability to reflect changes in costs in selling prices for our products.  For example, during 2003, a sizable increase in the cost to us for polyethylene resin followed quickly by a decrease in that cost delayed our ability to adjust our selling prices, which negatively impacted our 2003 operating margins.  More recently, operating profit during the first quarter of 2005 was negatively impacted as our selling prices did not keep pace with the rapidly increasing cost of polymer resins, adhesives, and coatings that occurred during the latter part of the fourth quarter of 2004 and the early part of the first quarter of 2005.  In the past, we have been generally successful in managing increased raw material costs and increasing selling prices when necessary.  Past performance may or may not be replicable in the future.

Patents and proprietary technology—Our success is dependent on our ability to develop and successfully introduce new products and to acquire and retain intellectual property rights.

Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, which ability cannot be assured.

Industry investigations—We are included in investigations of the labelstock industry by the U.S. Department of Justice and of the paper and forest products sector by the European Commission, and several lawsuits have been filed against us related to alleged unlawful competitive activities in the industry.

In April 2003, we were notified by the U.S. Department of Justice’s Antitrust Division that it expected to initiate a criminal investigation into competitive practices in the labelstock industry, and in August 2003, the U.S. Department of Justice issued a subpoena to us in connection with the investigation.  In May 2004, the European Commission, seeking evidence of unlawful anticompetitive activities, initiated inspections and obtained documents from our pressure sensitive materials facility in Belgium.  We are cooperating with these investigations.  We and one of our subsidiaries are named defendants in lawsuits in the United States seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the U.S. Department of Justice investigation.  We are unable to predict the outcome of these matters although the effect could be material to the results of operations and/or cash flows of the period in which the matter is resolved.

Acquisitions—We may not be able to successfully integrate the businesses that we acquire.

We have made numerous acquisitions in the past and are actively seeking new acquisitions that we believe will provide meaningful opportunities to grow our business and improve profitability.  Since the beginning of 2003, we have completed three acquisitions to enhance the breadth of our product offerings and expand the market and geographic participation of our business segments, which included our acquisition on January 5, 2005 of majority ownership of Dixie Toga S.A., one of the largest packaging companies in South America.  Acquired businesses may not achieve the levels of revenue, profit, productivity, or otherwise perform as we expect.  Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses.  While we believe that our acquisitions will improve our competitiveness and profitability, we can give no assurance that acquisitions will be successful or accretive to earnings.

Numerous other factors over which we may have limited or no control may affect our performance and profitability.

Other factors that may influence our earnings include:  legal and administrative cases and proceedings (whether civil, such as environmental and product related, or criminal), settlements, judgments, and investigations; developments or assertions by or against us relating to intellectual property rights and intellectual property licenses; adoption of new, or change in, accounting policies or practices and the application of such policies and practices; changes in business mix; customer and supplier business reorganizations or combinations; increase in cost of debt; ability to retain adequate levels of insurance coverage at acceptable rates; fluctuations in pension and employee benefit costs; loss of significant contract(s); risks and uncertainties relating to investment in development activities and new facilities; timely development and successful market acceptance of new products; pricing of competitive products; disruptions in transportation networks; increased participation in potentially less stable emerging markets; reliability of utility services; impact of computer viruses; general or specific economic conditions and the ability and willingness of purchasers to substitute other products for the products that we manufacture; financial condition and inventory strategies of customers and suppliers; credit risks; changes in customer order patterns; increased competition; changes in government regulations and the impact of changes in the world political environment, including the ability to estimate the impact of foreign currency exchange rates on financial results; the impact of epidemiological events on the economy and on our customers and suppliers; and acts of war, terrorism, weather, and other natural disasters.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by the Company at December 31, 2005, were as follows:

Flexible Packaging Segment

This segment has 53 manufacturing plants located in 14 states and ten non-USA countries, of which 46 are owned directly by the Company or its subsidiaries, six are leased from outside parties, and one is leased from the Company’s Mexican joint venture partner on a month-to-month basis.  Initial lease terms generally provide for minimum terms of five to 25 years and have one or more renewal options.  The initial term of leases in effect at December 31, 2005, expire between 2006 and 2014.  In addition a flexible packaging operating location leased adjacent vacant land in 1999 for an initial lease term of 42 years.

Pressure Sensitive Materials Segment

This segment has eight manufacturing plants located in four states and two non-USA countries, of which seven are owned directly by the Company or its subsidiaries and one is leased from an outside party.  The initial term, excluding renewal options, of the lease in effect as of December 31, 2005, expires in 2006.

Corporate and General

The Company considers its plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of its business.  The manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions.  The executive offices of the Company, which are leased, are located in Minneapolis, Minnesota.  During 2006, the Company’s executive offices will be relocated to Neenah, Wisconsin, to bring the executive team closer to the Company’s largest operations.

ITEM 3 - LEGAL PROCEEDINGS

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

Dixie Toga S.A., acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo, Brazil.  The City imposes a tax on the rendering of printing services.  The City has assessed this city services tax on the production and sale of printed labels and packaging products.  Dixie Toga, along with a number of other packaging companies, disagree and contend that the city services tax is not applicable to its products and that the products are subject only to the state value added tax (VAT).  Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes.  Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga appealed the city services tax and instead continued to collect and pay only the state VAT.

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years were estimated to be approximately $40.0 million at the date the Company acquired Dixie Toga.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A lower court decision in 2002 cancelled all of the assessments for 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  The City continues to assert the applicability of the city services tax and has issued assessments for the subsequent years 1996-2001.  The assessments for those years for tax and penalties (exclusive of interest) were estimated to be approximately $26.0 million at the date of acquisition.  In the event of an adverse resolution, these estimated amounts for all assessments could be increased for interest, monetary adjustments, and corrections.

The Company strongly disagrees with the City’s position and intends to vigorously challenge any assessments by the City of São Paulo.  The Company is unable at this time to predict the ultimate outcome of the controversy and as such has not recorded any liability related to this matter.  An adverse resolution could be material to the results of operations and/or cash flows of the period in which the matter is resolved.

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

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in fourteen civil lawsuits.  Six of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie entered an order which called for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed in December 2005.  At this time, a discovery cut-off and a trial date have not been set.  The Company has also been named in three lawsuits filed in the California Superior Court in San Francisco. These three lawsuits, which have been consolidated, seek to represent a class of all California indirect purchasers of labelstock and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  Finally, the Company has been named in one lawsuit in Vermont seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, and one lawsuit in Tennessee seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company intends to vigorously defend these lawsuits.

In a Form 8-K filed with the Securities and Exchange Commission on May 25, 2004, the Company disclosed that representatives from the European Commission had commenced a search of business records and interviews of certain Company personnel at its self-adhesive labelstock operation in Soignies, Belgium to investigate possible violations of European competition law in connection with an investigation of potential anticompetitive activities in the European paper and forestry products sector.  A formal request for information was received by the Company on October 28, 2005.  The Company continues to cooperate fully with the European Commission.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II  -  ITEMS 5, 6, 7, 7A, 8, 9, 9A, and 9B

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2005, there were 4,359 registered holders of record of our common stock.  Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31
2005
Dividend paid per common share	$0.18	$0.18	$0.18	$0.18
Common stock price per share
High	$32.50	$31.99	$28.34	$28.20
Low	$27.98	$25.99	$24.01	$23.20

2004
Dividend paid per common share	$0.16	$0.16	$0.16	$0.16
Common stock price per share
High	$26.42	$28.65	$28.45	$29.49
Low	$23.24	$25.22	$24.83	$24.74

2003
Dividend paid per common share	$0.14	$0.14	$0.14	$0.14
Common stock price per share
High	$25.58	$24.15	$24.33	$25.03
Low	$19.66	$20.86	$21.39	$21.77

On August 4, 2005, the Company announced the adoption of a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to 600,000 shares of its common stock in order to offset the dilutive effect of the Company’s stock used in annual incentive plans.  This plan was completed with the purchase of 600,000 shares of common stock during the five-day period beginning August 8, 2005.  Excluding this five-day period, the Company also purchased, in open market transactions, an additional 1,269,700 shares and 10 shares of its common stock during the third quarter and fourth quarter of 2005, respectively.  As of December 31, 2005, under authority granted by the Board of Directors in 2000, the Company may repurchase an additional 2,824,886 shares of its common stock.

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
October 2005	10	26.30		2,824,886

ITEM 6 - SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW

(dollars in millions, except per share amounts)

Years Ended December 31,	2005		2004		2003		2002		2001
Operating Data
Net sales	$3,474.0		$2,834.4		$2,635.0		$2,369.0		$2,293.1
Cost of products sold and other expenses	2,798.3		2,525.2		2,383.2		2,086.5		2,035.4
Interest expense	38.7		15.5		12.6		15.5		30.3
Income before income taxes	276.4		293.7		239.2		267.0		227.4
Provision for income taxes	113.9		113.7		92.1		101.5		87.1
Net income	162.5		180.0		147.1		165.5		140.3
Net income as a percent of net sales	4.7%		6.3%		5.6%		7.0%		6.1%

Common Share Data
Basic earnings per share	$1.53		$1.68		$1.39		$1.56		$1.33
Diluted earnings per share	1.51		1.67		1.37		1.54		1.32
Dividends per share	0.72		0.64		0.56		0.52		0.50
Book value per share	12.81		12.23		10.72		9.06		8.38
Stock price/earnings ratio range	16-21	x	14-18	x	15-19	x	13-19	x	11-20	x
Weighted-average shares outstanding for computation of diluted earnings per share	107,818,708		107,941,738		107,733,383		107,492,974		106,243,596
Common shares outstanding at December 31,	105,305,975		106,947,128		106,242,046		105,887,476		105,739,858

Capital Structure and Other Data
Current ratio	2.1	x	2.3	x	2.4	x	2.2	x	2.5	x
Working capital	$513.5		$498.6		$436.3		$395.8		$348.7
Total assets	2,964.6		2,486.7		2,292.9		2,256.7		1,923.0
Short-term debt	54.0		5.7		6.5		5.2		5.7
Long-term debt	790.1		533.9		583.4		718.3		595.2
Stockholders’ equity	1,349.4		1,307.9		1,138.7		959.0		886.1
Return on average stockholders’ equity	12.2%		14.7%		14.0%		17.9%		16.7%
Return on average total capital	8.5%		9.7%		8.4%		10.3%		10.0%
Depreciation and amortization	$150.8		$130.8		$128.2		$119.2		$124.1
Capital expenditures	187.0		134.5		106.5		91.0		117.5
Number of common stockholders	4,359		4,465		4,484		4,542		4,747
Number of employees	15,903		11,907		11,505		11,837		11,012

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three years ended December 31, 2005

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2005		2004		2003
Net sales	$3,474.0	100.0%	$2,834.4	100.0%	$2,635.0	100.0%
Cost of products sold	2,798.3	80.6	2,238.7	79.0	2,101.5	79.8
Gross margin	675.7	19.4	595.7	21.0	533.5	20.2
Selling, general, and administrative expenses	330.9	9.5	285.0	10.1	256.7	9.7
All other expenses	68.4	1.9	17.0	0.6	37.6	1.4
Income before income taxes	276.4	8.0	293.7	10.3	239.2	9.1
Provision for income taxes	113.9	3.3	113.7	4.0	92.1	3.5
Net income	$162.5	4.7%	$180.0	6.3%	147.1	5.6%
Effective income tax rate		41.2%		38.7%		38.5%

Presentation of Non-GAAP Information

Some of the information presented below reflects adjustments to “As reported” results to exclude certain amounts related to the Company’s restructuring initiative and certain non-recurring gains and costs.  This adjusted information should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America (GAAP).  It is provided solely to assist in an investor’s understanding of the impact of the Company’s restructuring initiative and certain non-recurring gains and costs on the comparability of the Company’s operations.  A reconciliation of the GAAP amounts to the Non-GAAP amounts follows:

	Twelve Months Ended December 31,
(dollars in millions except per share amounts)	2005	2004	2003

Reconciliation by Segment of GAAP to Non-GAAP Operating Profit and Operating Profit as a Percentage of Net Sales
Flexible Packaging
Net Sales	$2,855.8	$2,249.6	$2,101.0

Operating Profit as reported	332.7	308.3	263.7

Non-GAAP adjustments:
Restructuring and related charges (income)	0.6	(0.7)	13.9
(Gain) on sale of certain manufacturing assets		(5.6)
Operating Profit as adjusted	$333.3	$302.0	$277.6

Operating Profit as a percentage of Net Sales
As reported	11.7%	13.7%	12.6%
As adjusted	11.7%	13.4%	13.2%

Pressure Sensitive Materials
Net Sales as reported	$618.1	$584.8	$534.1
Year-end change; thirteenth month (1)	(17.2)
Net sales as adjusted	$600.9	$584.8	$534.1

Operating Profit as reported	$41.3	$33.9	$16.3

Non-GAAP adjustments:
Restructuring and related charges (income)	(1.5)	3.1	2.7
Year-end change; thirteenth month (1)	(0.5)
Operating Profit as adjusted	$39.3	$37.0	$19.0

Operating Profit as a percentage of Net Sales
As reported	6.7%	5.8%	3.1%
As adjusted	6.5%	6.3%	3.6%

Reconciliation of GAAP to Non-GAAP Earnings per Share
Diluted earnings per share as reported	$1.507	$1.667	$1.366

Non-GAAP adjustments per share:
Restructuring and related charges (income)	(0.005)	0.014	0.095
(Gain) on sale of certain manufacturing assets		(0.032)
Year-end change; thirteenth month (1)	(0.003)
Additional income tax on repatriated earnings	0.056
Diluted earnings per share as adjusted	$1.555	$1.649	$1.461

(1)   During 2005, several of the Company’s European subsidiaries conformed their fiscal year end from November 30 to December 31 thereby including thirteen months of operation for these subsidiaries.

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Generally about 60 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets into which we sell our flexible packaging products include medical devices, personal care, and lawn and garden.  Our emphasis on supplying packaging to the food industry provides a more stable market environment for our flexible packaging business segment, which accounts for about 82 percent of our net sales. The remaining 18 percent of our net sales is from the pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets.  In recent years we have actively expanded our global reach with acquisitions and capital additions, growing net sales in non-U.S. markets from 23 percent in 2003 to 34 percent in 2005.

Market Conditions

During 2004 and 2005, higher petrochemical feedstock costs significantly increased the price of polymer resins and adhesives, the primary raw materials for our business segments.  Our business model has been developed to accommodate such cost increases by periodically adjusting selling prices to reflect increased costs.  As raw material prices increase, the time lag between cost increases and selling price increases results in reduced operating margins.  During the first half of 2005, this negative impact on operating profit was magnified by production volume fluctuations due to a shift in customer order patterns and a highly competitive environment.  During the second half of 2005, the plastics industry was challenged to find alternative sources of raw materials as the petrochemical industry suffered facility damage, production disruptions and transportation shortages due to the impact of the 2005 Gulf Coast hurricanes.  Bemis successfully managed raw material supplies in this challenging environment and remained a reliable supplier to our customers.

Restructuring and Related Charges

During the third quarter of 2003, we initiated a restructuring program in which three flexible packaging plants were closed.  This program eliminated less efficient capacity and consolidated production of monolayer blown film into fewer, more efficient facilities.  While most of the restructuring activities were completed as of December 31, 2003 resulting in a net charge of $13.9 million for 2003, gains and losses related to the sale of these closed facilities resulted in a net gain of $0.7 million during 2004 and a loss of $0.6 million during 2005.

During the fourth quarter of 2003, we initiated a restructuring program for our pressure sensitive materials business segment to reduce capacity and fixed costs associated with our label materials product line.  The majority of the restructuring activities were completed by the second quarter of 2004.  Restructuring charges totaled $2.7 million in the fourth quarter of 2003, $3.1 million in 2004 and a net gain of $1.5 million in 2005.

On January 25, 2006, we announced a $40 million facility consolidation project intended to reduce fixed costs and shift production to lower cost facilities.  Of this total charge, approximately $25 million is expected to be expensed during the first half of 2006.  These restructuring costs include the estimated cost of plant shutdowns, corporate headquarters relocation, employee severance, equipment relocation and other exit activities.  We estimate the savings resulting from the restructuring events to be approximately $17 million annually, a portion of which will be realized in the second half of 2006.

Acquisitions

Our acquisitions strategy is growth oriented, focused on the identification of businesses that offer unique packaging technologies, access to new markets or product lines, or critical mass.  Since the beginning of 2003, we have completed three acquisitions to enhance the breadth of our product offerings and expand the market and geographic participation of our business segments.  These three acquisitions have added approximately $500 million of net sales, all of which is from non-U.S. manufacturing plants.  These plants are focused on serving the needs of the geographic regions in which they reside.

On January 5, 2005, we acquired majority ownership of Dixie Toga S.A., one of the largest packaging companies in South America with 2004 annual revenues totaling about $325 million.  The acquisition included the outstanding voting common stock of Dixie Toga in addition to 43 percent of the outstanding nonvoting preferred stock.  The initial cash purchase price was approximately $250 million.  This acquisition significantly increases our exposure to the growing South American packaging market and provides a strong platform from which to introduce our propriety film products to a new region.  Since 1998, Bemis and Dixie Toga have operated a joint venture in Brazil, known as Itap Bemis Ltda., and have established a successful working relationship.

Results of Operations

Consolidated Overview

(dollars in millions, except per share amounts)	2005	2004	2003
Net sales	$3,474.0	$2,834.4	$2,635.0
Operating profit	374.0	342.2	280.1
Net income	162.5	180.0	147.1
Diluted earnings per share	1.51	1.67	1.37

2005 versus 2004

For the year ended December 31, 2005, net sales increased 22.6 percent.  Acquisitions accounted for 16.5 percent of the increase in sales while currency translation was insignificant to net sales growth in 2005.  The remaining 6.1 percent increase in net sales reflects the impact of increased prices and a shift in product mix in all market categories.  Price increases during 2005 were driven by increased raw material costs.  Unit volume was flat compared to 2004.

Operating profit increased 9.3 percent in 2005 reflecting the profits contributed by the Dixie Toga acquisition.  Operating profit in 2004 includes a $5.6 million gain on the sale of an in-house rotogravure graphics plant.  In addition, restructuring and related activities included in operating profit accounted for a $0.9 million gain in 2005 and a $2.4 million expense in 2004.  Excluding the impact of the gain on the sale of the plant and any restructuring and related activities, operating profit would have been $372.6 million in 2005 compared to $339.0 million in 2004.  Operating profit in 2005 was negatively impacted by higher raw material costs and a related shift in customer order patterns in the first half of the year.

Diluted earnings per share were $1.51 for 2005, which included a $0.056 per share of tax charges related to the repatriation of international subsidiary earnings under the American Jobs Creation Act of 2004.  For 2004, diluted earnings per share totaled $1.67, which included restructuring and related charges of about $0.014 per share and a gain of $0.032 per share on the sale of certain plant assets.

2004 versus 2003

Net sales in 2004 increased 7.6 percent from net sales of $2.64 billion in 2003.  Acquisitions accounted for 1.1 percent of the net sales growth, while currency translation accounted for about 2.3 percent.  The remaining 4.2 percent sales growth primarily reflects the solid increase in flexible packaging sales volumes during 2004.

Operating profit increased 22.2 percent in 2004.  Operating profit in 2004 includes a $5.6 million gain on the sale of an in-house rotogravure graphics plant.  In addition, restructuring and related activities included in operating profit accounted for a $2.4 million expense in 2004 and a $16.7 million expense in 2003.  Excluding the impact of the gain on the sale of the plant and any restructuring and related activities, operating profit would have been $339.0 million in 2004 compared to $296.7 million in 2003.  Cost savings in 2004 resulting from the completed restructuring programs were partially offset by increased pension expense.  Sales mix improvements resulted in increased operating profit during 2004.  During 2003, competitive pricing pressures for flexible packaging products sold into industrial markets and for pressure sensitive label materials, in addition to increases in certain resin costs, contributed to lower margins.

For 2004, diluted earnings per share totaled $1.67, including restructuring and related charges of about $0.014 per share and a gain of $0.032 per share on the sale of certain plant assets.  Diluted earnings per share for 2003 totaled $1.37, including $0.095 of restructuring and related charges.

Flexible Packaging Business Segment

Our flexible packaging business segment provides packaging to a variety of end markets, including meat and cheese, confectionery and snack, frozen foods, lawn and garden, health and hygiene, beverages, medical devices, bakery and dry foods.  These markets are generally less affected by economic cycles and grow through product innovation and geographical expansion.

The most significant raw materials used in this business segment are polymer resins, which we use to develop and manufacture single layer and multilayer film products.  During periods of unusual raw material cost volatility, selling price changes may lag behind changes in our raw material costs.  Resin costs increased dramatically in 2004 and 2005.  These raw material costs were reflected in increased selling prices throughout each year, however the magnitude and frequency of the cost increases negatively impacted operating profit.

In July 2003, we announced a restructuring effort to reduce fixed costs, take out monolayer film capacity and direct production volume to more efficient facilities.  We closed three flexible packaging manufacturing facilities in the third quarter of 2003, recording restructuring and related charges of $13.9 million during 2003.  The net restructuring gain of $0.7 million in 2004 and the net restructuring charge of $0.6 million in 2005, both classified as other costs (income), net, relate primarily to the sale of closed facilities.

(dollars in millions)	2005	2004	2003
Net sales	$2,855.8	$2,249.6	$2,100.9
Operating profit	332.7	308.3	263.8
Operating profit as a percentage of net sales	11.7%	13.7%	12.6%

2005 versus 2004

Our flexible packaging business segment recorded a 27.0 percent increase in net sales in 2005.  Acquisitions increased 2005 sales by 20.8 percent.  The remaining 6.2 percent increase is attributable to price and mix across all market categories.  Unit sales volume was even with 2004 as increases in demand for packaging in markets such as meat and cheese, health and hygiene, cereal and other dry foods, coffee, unitizing films for cans and bottles, and medical devices were offset by lower unit sales for markets such as confectionery and snack, frozen foods, bakery and pet products.

Operating profit as a percentage of net sales decreased in 2005.  During the fourth quarter of 2004, we recorded a gain of $5.6 million from the sale of a manufacturing facility in Florence, Kentucky that supported internal rotogravure graphics capabilities.  Excluding the impact of the gain on the sale of that facility as well as restructuring and related activities, operating profit as a percentage of net sales would have been 11.7 percent in 2005 and 13.4 percent in 2004.  Savings resulting from the restructuring program were significantly offset by increased pension costs and incentive compensation costs in 2004.

2004 versus 2003

Net sales increased 7.1 percent in 2004, primarily driven by increased unit sales volume.  Strong unit sales in markets for meat and cheese, confectionery and snack foods, frozen foods, personal care products, cereal products and unitizing film for cans and bottles were partially offset by lower unit sales to bakery, pet product and industrial markets.  Price increases and a shift in product mix increased sales by about 1.1 percent in 2004, as customers balanced price increases with changes in product mix.  Acquisitions accounted for an increase of 0.8 percent and currency translation accounted for 1.8 percent of the improvement from 2003.

During the fourth quarter of 2004, we recorded a gain of $5.6 million from the sale of a manufacturing facility in Florence, Kentucky that supported internal rotogravure graphics capabilities.  Excluding the impact of the gain on the sale of that facility as well as restructuring and related activities, operating profit as a percentage of net sales would have been 13.4 percent in 2004 compared to 13.2 percent in 2003.  Savings resulting from the restructuring program were significantly offset by increased pension costs and incentive compensation costs in 2004.

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

Paper and adhesive are the primary raw materials used in our pressure sensitive materials business segment.  For the last several years, general economic conditions have had a greater influence on selling prices and operating performance than raw material costs.  During 2004, the increased cost of petrochemical products caused an associated increase in the cost of adhesive materials in addition to a concern about availability of adhesive from suppliers.  In response to these cost increases, we increased selling prices and secured alternative supplies of raw materials in case of shortages.  We focused on margin expansion by introducing new product innovations and quality initiatives during the year.  In addition, recent restructuring activities resulted in better capacity utilization in label products.

In October of 2003, we announced the restructuring of our label products capacity.  We closed two facilities to reduce fixed costs and improve capacity utilization in our label products line.  Restructuring and related charges of $2.7 million were recorded in 2003, of which $2.3 million represented severance and other similar charges and was recorded as other costs (income), net.  The remaining $0.4 million related to accelerated depreciation of assets and related charges and was recorded as an element of costs of products sold.  During 2004, restructuring and related charges totaling $3.1 million primarily reflected the cost of closing a label products plant in Nevada.  Of this total, $1.8 million represented equipment relocation and was recorded as other costs (income), net, with the remaining costs associated with accelerated depreciation charged to costs of products sold.  During 2005, a net gain of $1.5 million was recorded for the sale of previously closed facilities and property.

During 2005, we changed the year-end for several of our pressure sensitive materials European subsidiaries from November 30 to December 31.  This resulted in a 13-month reporting period in 2005 for this subsidiary, increasing net sales by $17.2 million, but the impact on operating profit was minimal.

(dollars in millions)	2005	2004	2003
Net sales	$618.2	$584.8	$534.2
Operating profit	41.3	33.9	16.3
Operating profit as a percentage of net sales	6.7%	5.8%	3.1%

2005 versus 2004

Our pressure sensitive materials business segment reported a net sales increase of 5.7 percent in 2005.  Excluding the impact of the thirteenth month of net sales from the European subsidiary, net sales would have increased 2.7 percent.  This increase was driven by unit sales volume growth in label products during the year, partially offset by unit sales volume decreases in the other pressure sensitive product categories.  Price increases were offset by a negative sales mix change in 2005, and currency had no impact on net sales for the year.

Operating profit increased in 2005.  Excluding the impact of restructuring and related activities, operating profit would have been $39.3 million, or 6.4 percent of net sales in 2005 compared to $37.0 million, or 6.3 percent of net sales in 2004.  Currency translation did not impact operating profit in 2005.  Improved profit levels in 2005 reflect improved sales mix and focused cost control measures.

2004 versus 2003

A November 2003 acquisition of a European graphic products business increased net sales in 2004 by 2.6 percent and currency translation provided a 4.2 percent increase.  About 44 percent of the sales from this business segment are from our manufacturing operations in Belgium, which benefited from the strengthening of the European currencies during 2004.  Stronger unit sales of technical products more than offset slightly lower unit sales of label and graphic products compared to 2003.  Price and mix provided a combined improvement to net sales during the year of about 1.0 percent.  Operating profit more than doubled in 2004 compared to 2003.  Excluding the impact of restructuring and related activities, operating profit would have been $37.0 million or 6.3 percent of net sales in 2004 compared to $19.0 million or 3.6 percent of net sales in 2003.  Currency translation contributed $2.2 million to operating profit in 2004.  Improved profit levels in 2004 reflect improved sales mix, focused cost control measures, and the savings associated with restructuring activities, partially offset by increased pension expense.

Consolidated Gross Margin

(dollars in millions)	2005	2004	2003
Gross margin	$675.6	$595.7	$533.5
Gross margin as a percentage of net sales	19.4%	21.0%	20.2%

Restructuring and related charges reduced gross margins by $1.1 million in 2004 and $7.6 million in 2003.  The time lag between the implementation of selling price increases and dramatic increases in raw material costs reduced gross margins as a percentage of net sales in each of the years presented.  This reduction in gross margin as a percentage of net sales was partially offset by ongoing improvements in production efficiency, sales mix and cost management during the same timeframe.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2005	2004	2003
Selling, general and administrative expenses (SG&A)	$330.9	$285.0	$256.7
SG&A expense as a percentage of net sales	9.5%	10.1%	9.7%

In 2005, the lower ratio of expenses to net sales reflects lower costs associated with the South American operations and the impact of higher selling prices on consolidated net sales.  An increased ratio of expenses as a percent of net sales for 2004 reflects the larger sales organization associated with our global sales efforts and an increase from 2003 in broad-based incentive compensation and pension expense.

Other Expenses

(dollars in millions)	2005	2004	2003
Research and development expenses (R&D)	$23.5	$21.1	$21.5
R&D expense as a percentage of net sales	0.7%	0.7%	0.8%
Interest expense	38.7	15.5	12.6
Other costs (income), net	0.1	(20.1)	2.7
Minority interest	5.9	0.5	0.9
Income taxes	113.9	113.7	92.1
Effective tax rate	41.2%	38.7%	38.5%

Research and Development Expenses

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

Interest Expense

The increase in interest expense in 2005 reflects higher debt levels as a result of the January 2005 acquisition of Dixie Toga and higher interest rates in 2005 compared to 2004 and 2003.  Prior to 2005, substantially all of our outstanding debt was subject to variable interest rates which averaged 1.4 percent in 2004 and 1.3 percent in 2003.  In 2005, we issued $300 million of fixed rate public bonds at a 4.875 percent interest rate.  This effectively reduced our percentage of variable rate debt to about 62 percent of total debt in 2005 as variable rates climbed to an average of 3.3 percent during 2005.

Other Costs (Income), Net

In 2005, net other expenses primarily reflect interest income offset by currency exchange losses.  Net other income in 2004 includes a $5.6 million gain on the sale of a rotogravure facility during the fourth quarter partially offset by restructuring and related charges of $1.2 million.  Equity income from our Brazilian joint venture was $11.7 million in 2004, reflecting improved profitability in addition to an increase in our equity ownership from 33 percent to 45 percent in January 2004.  The remainder of other income in 2004 is primarily interest income.  During 2003, net other costs included $8.9 million of restructuring and related charges associated with employee severance and the closure of manufacturing facilities.  The Brazilian joint venture accounted for $3.2 million of equity income during 2003.  Since the January 2005 acquisition of Dixie Toga, the Brazilian joint venture is accounted for on a consolidated basis and the related operating results are included with the flexible packaging segment.

Minority Interest

In connection with the January 5, 2005 acquisition, we acquired approximately 80 percent of the total outstanding shares of Dixie Toga.  As of December 31, 2005, our ownership had increased to approximately 86 percent of the total outstanding shares.  The increase in minority interest in 2005 is primarily due to the shares of Dixie Toga that were not acquired.

Income Taxes

During 2005, an additional $6.0 million of tax expense was recorded as a result of the repatriation of non-U.S. subsidiary earnings under the American Jobs Creation Act of 2004.  Excluding the effect of this additional tax, the effective tax rate for 2005 was 39.0 percent.  Our effective tax rate was 38.7 percent in 2004 and 38.5 percent in 2003.  The difference between our overall tax rate and the U. S. statutory tax rate of 35 percent in each of those three years principally relates to state and local income taxes net of federal income tax benefits.

Liquidity and Capital Resources

Credit Rating

Our capital structure and financial practices have earned the Company long-term credit ratings of “A” from Standard & Poor’s and “Baa1” from Moody’s Investors Service, and a credit rating of “A-1” and “Prime-2” for our commercial paper program from Standard & Poor’s and Moody’s Investors Service, respectively.  Our strong financial positions and credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Sources of Liquidity

Cash provided by operations was $280.4 million for the year ended December 31, 2005, compared to $271.5 million in 2004 and $311.1 million in 2003.  Cash provided by operations in each of the years ended December 31, 2005, 2004 and 2003 was reduced by voluntary pension contributions to our U.S. pension plans of $35 million, $50 million and $40 million, respectively.  While no contributions are required for 2006, we continue to monitor the funded status of our U.S. pension plans and will evaluate the benefits of future voluntary contributions subject to available liquidity.  Increasing raw material costs during the three-year period resulted in increased levels of working capital, which had a negative impact on cash provided by operations during 2004 and 2005.

In addition to using cash provided by operations, we issue commercial paper to meet our liquidity needs.  At year-end 2005, our commercial paper debt outstanding was $112.0 million.  Based upon our current credit rating, we have ready access to the commercial paper markets.  While not anticipated, if these markets were to become illiquid or if a credit rating downgrade limited our ability to issue commercial paper, we would draw upon our existing back-up credit facility.  In September 2004, we renegotiated our back-up credit facility to extend the term to September 2009.  This credit facility provides $500 million of available financing supported by a group of major U.S. and international banks.  Covenants imposed by this bank credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  In addition to funds available under this credit facility, we also have the capability of issuing up to approximately $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  If these credit facilities and ECNs were no longer available to us, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.

Commercial paper outstanding at December 31, 2005, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related back-up credit agreement expires in 2009.  The $500 million credit facility includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of December 31, 2005, outstanding multicurrency borrowings under the credit facility totaled $82.4 million which were used to fund the repatriation of international subsidiary earnings to the U.S. based parent company.  Borrowings from the credit agreement mature in September 2009 and charge a variable interest rate.  As of December 31, 2005, available capacity on the credit agreement which matures in September 2009 was $297.7 million.

Uses of Liquidity

Capital Expenditures

Capital expenditures were $187.0 million during 2005, compared to $134.5 million in 2004 and $106.5 million in 2003.  During 2005, we invested in additional capacity for our South American operations to meet strong demand for our shrink bag products and we invested in new capacity in our high growth North American production plants.  Capital expenditures for 2006 are estimated to be in the $175 million to $185 million range.  After 2006, capital expenditures are expected to return to levels approximately equivalent to total annual depreciation and amortization expenses.

Dividends

We increased our quarterly cash dividend by 12.5 percent during the first quarter of 2005 to 18 cents per share from 16 cents per share.  This follows increases of 14.3 percent in 2004 and 7.7 percent in 2003.  In February 2006, the Board of Directors approved the 23rd consecutive annual increase in the quarterly cash dividend on common stock to 19 cents per share, a 5.6 percent increase.

Share Repurchases

During 2005, we purchased 1.9 million shares of common stock in the open market. We also established a program to purchase shares annually to offset the dilutive effect of stock award programs.  We did not make any share repurchases during 2004 or 2003.  As of December 31, 2005, we are authorized to purchase up to 2.8 million shares of common stock for the treasury.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, capital lease obligations, operating lease obligations and certain other purchase obligations as of December 31, 2005.

Contractual Payments Due by Period

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt payments (1)	$838.6	$53.9	$263.1	$200.5	$321.1
Interest expense (2)	178.4	42.0	73.1	39.0	24.3
Capital leases (3)	0.5	0.2	0.2	0.1	0.0
Operating leases (4)	21.2	5.6	6.6	4.5	4.5
Purchase Obligations (5)	125.4	125.0	0.4	0.0	0.0

(1)   These amounts are included in our Consolidated Balance Sheets.  A portion of this debt is commercial paper backed by a bank credit facility that expires on September 2, 2009.

(2)   A portion of the interest expense disclosed is subject to variable interest rates.  The amounts disclosed above assume that variable interest rates are equal to rates at December 31, 2005.

(3)   Amount noted includes estimated interest costs.  The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets.  See Note 10 of the Notes to the Consolidated Financial Statements for additional information about our capital lease obligations.

(4)   We enter into operating leases in the normal course of business.  Substantially all lease agreements have fixed payment terms based on the passage of time.  Some lease agreements provide us with the option to renew the lease.  Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(5)   Purchase obligations represent contracts or commitments for the purchase of raw materials, utilities, capital equipment and various other goods and services.

Interest Rate Swaps

Our long-term unsecured notes include $250 million due in August 2008.  In September 2001, we entered into interest rate swap agreements with three U.S. banks, which increased our exposure to variable rates.  We generally prefer variable rate debt since it has been our experience that borrowing at variable rates is less expensive than borrowing at fixed rates over the long term.  These interest rate swap agreements, which expire in 2008, reduced the interest cost of the $250 million of long-term debt from 6.5 percent to about 5.5 percent in 2005.  Since these variable rates are based upon six-month London Interbank Offered Rates (LIBOR), calculated in arrears, at the semiannual interest payment dates of the corresponding notes, increases in short-term interest rates will directly impact the amount of interest we pay.

Accounting principles generally accepted in the United States of America require that the fair value of these swaps, which have been designated as hedges of our fixed rate unsecured notes outstanding, be recorded as an asset or liability of the Company.  The fair value of these swaps was recorded as an asset of $5.0 million at December 31, 2005, and an asset of $14.9 million at December 31, 2004.  For each period, an offsetting increase is recorded in the fair value of the related long-term notes outstanding.  These fair value adjustments do not impact the actual balance of outstanding principal on the notes, nor do they impact the income statement or related cash flows.  Credit loss from counterparty nonperformance is not anticipated.

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

Interest expense calculated on our outstanding debt is substantially subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $844.1 million of total debt outstanding would increase by $5.2 million.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2005 and 2004, we had outstanding forward exchange contracts with notional amounts aggregating $4.4 million and $3.5 million, respectively.  Forward exchange contracts generally have maturities of less than nine months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contacts is insignificant and recorded on the balance sheet within current liabilities and as an element of other costs (income), net, which offsets the related transactions gains and losses on the related foreign denominated asset or liability.

The operating results of our international operations are recorded in local currency and translated into U.S. dollars for consolidation purposes.  The impact of foreign currency translation on 2005 net sales was an increase of $5.4 million from net sales levels in 2004.  Operating profit improved by approximately $0.6 million as a result of the positive effect of foreign currency translation during 2005.

Long-term Compensation

Our practice of awarding long-term compensation has relied primarily on restricted stock programs that are valued at the time of the award and expensed over the vesting period.  The 1994 and 2001 Stock Incentive Plans for certain key employees provide for the issuance of up to 4,000,000 and 5,000,000 grants, respectively.  Total compensation expense related to these plans was $16,464,000 in 2005, $13,776,000 in 2004, and $10,666,000 in 2003.  In addition, we have granted stock options in the past.  Beginning in 2004, we discontinued the awarding of stock options.  Stock options granted prior to 2004 were granted with exercise prices equal to the fair market value of the stock on the date of grant and exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Pursuant to Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation, we disclose the impact on net income and earnings per share of stock options outstanding, as if compensation expense were measured using a fair value method, in the footnotes accompanying our financial statements.  Beginning January 1, 2006, accounting rules require us to follow a fair value based method of recognizing expense for stock options.  If we had followed this fair value method during 2005, the impact on diluted earnings per share would have been insignificant for the year ended 2005, one cent for the year ended 2004, and two cents for the year ended 2003.  We expect the impact to diluted earnings per share for 2006 to be insignificant.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting estimates used in the preparation of our consolidated financial statements.

•              The calculation of annual pension costs and related assets and liabilities; and

•              The valuation and useful lives of intangible assets and goodwill.

Accounting for annual pension costs

We account for our defined benefit pension plans in accordance with FAS No. 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  As permitted by FAS No. 87, we use a calculated value of plan assets (which is further described below).  FAS No. 87 requires that the effects of the performance of the pension plan’s assets and changes in pension liability discount rates on our computation of pension income or expense be amortized over future periods.

Pension expense recorded in 2005 was $30.3 million, compared to pension expense of $25.2 million in 2004 and $9.6 million in 2003.  Effective January 1, 2006, our largest U.S. defined benefit pension plan has been amended to substantially reduce future pension benefits affecting approximately two-thirds of the plan participants.  For those employees impacted, future pension benefits will be replaced with a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  As a result, we expect 2006 pension expense to be to be lower than 2005.  Depending upon our financial performance in 2006, this reduction in pension expense is expected to be substantially offset by expenses under the new defined contribution plan.

One element used in determining annual pension income and expense in accordance with FAS No. 87 is the expected return on plan assets.  As of January 1, 2006, for our U.S. defined benefit pension plans, we have assumed that the expected long-term rate of return on plan assets will be 8.75 percent.  This is consistent with the rate assumed for 2005 and a decrease from the 9.0 percent level assumed for 2004.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based upon our target asset allocation.  Using historical long-term investment periods of 10, 15 and 20 years, our pension plan assets have earned rates of return of 9.0 percent, 10.0 percent and 10.0 percent, respectively, each in excess of our assumed rates.

In future years, we expect that returns will be lower than the historical returns discussed above due to a generally lower inflation and interest rate environment.  Considering this, we selected an 8.75 percent long-term rate of return on assets assumption as of January 1, 2006.  Using our target asset allocation of plan assets of 80 percent equity securities and 20 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2005, for our U.S. defined benefit pension plans we determined this rate to be 5.50 percent, a decrease of one quarter of one percent from the 5.75 percent rate used at December 31, 2004.

Pension assumptions sensitivity analysis

The following charts depict the sensitivity of estimated 2006 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

(dollars in millions)	Total increase (decrease) to pension expense from current assumptions
Discount rate
4.75 percent	$5.1
5.00 percent	3.4
5.25 percent	1.7
5.50 percent – Current Assumption	0.0
5.75 percent	(1.7)
6.00 percent	(3.3)
6.25 percent	(5.1)
Rate of Return on Plan Assets
8.00 percent	$3.3
8.25 percent	2.2
8.50 percent	1.1
8.75 percent – Current Assumption	0.0
9.00 percent	(1.1)
9.25 percent	(2.2)
9.50 percent	(3.3)

The following chart depicts the sensitivity of the minimum pension liability adjustment to equity to changes in the assumed discount rate.

(dollars in millions)	Total increase (decrease) in minimum pension liability, net of taxes, from current assumptions
Discount rate
4.75 percent	$67.5
5.00 percent (1)	58.1
5.25 percent	3.2
5.50 percent – Current Assumption	0.0
5.75 percent	(3.1)
6.00 percent	(6.0)
6.25 percent	(8.9)

(1)   If the discount rate had been reduced to 5.00 percent at December 31, 2005, the accumulated benefit obligation for the largest of the defined benefit pension plans would exceed the related plan assets.  This would have required a minimum pension liability adjustment with a corresponding reduction to equity, net of tax, of about $58.1 million.  A further decrease in discount rate to 4.75 percent would only result in an additional equity adjustment of $9.4 million.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $581.4 million as of December 31, 2005.

Intangible assets consist primarily of purchased technology, customer relationships, patents, trademarks, and tradenames and are amortized using the straight-line method over their estimated useful lives, which range from one to 30 years, when purchased.  We review these intangible assets for impairment as changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable.  The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  These estimates and projections require judgments as to future events, operating condition and amounts of future cash flows.

New Accounting Pronouncements

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which will significantly change accounting practice with respect to employee stock options.  The Securities and Exchange Commission (SEC) has delayed the mandated adoption date for public companies with a December 31 year end until January 1, 2006.  FAS 123R requires that the Company measure the cost of equity-based service awards based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).  The Company expects that the impact of adopting this standard will be insignificant to the Company’s results of operation.

On November 24, 2004, the FASB issued FAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  The standard adopts the International Accounting Standards Board (IASB) view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred.  Additionally, the Board made the decision to clarify the meaning of the term “normal capacity”.  The provisions of FAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company has not determined the impact of this FAS No. 151 to its inventory accounting results which may result upon adoption of this statement on January 1, 2006.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; operating results and cash flows from acquisitions may differ from what we anticipate; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the U.S. Department of Justice criminal investigation into competitive practices in the labelstock industry, any related proceedings or civil lawsuits, and the investigation by European Anticompetitive Authorities into the competitive practices in the Paper and Forestry Products industries; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is included in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.  Based on a sensitivity analysis (assuming a 10 percent adverse change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would not materially affect our financial position and liquidity.  The effect on our results of operations would be substantially offset by the impact of the hedged items.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility Statement

The management of Bemis Company, Inc., is responsible for the integrity, objectivity, and accuracy of the financial statements of the Company.  The financial statements are prepared by the Company in accordance with accounting principles generally accepted in the United States of America, and using management’s best estimates and judgments, where appropriate.  The financial information presented throughout this Annual Report on Form 10-K is consistent with that in the financial statements.

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the 2005 acquisition of Dixie Toga S.A. which represents approximately 13.1 percent of net sales for the year ended December 31, 2005, and 5.8 percent of total assets (excluding goodwill of Dixie Toga S.A.) as of December 31, 2005.  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2005.

Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.  Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets quarterly with management, the internal audit manager, and independent accountants to review the work of each and to satisfy itself that the respective parties are properly discharging their responsibilities.  PricewaterhouseCoopers LLP, the Director of Global Financial Compliance, and the Internal Audit Manager have had and continue to have unrestricted access to the Audit Committee, without the presence of Company management.

Jeffrey H. Curler	Gene C. Wulf	Stanley A. Jaffy
President and	Senior Vice President and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Bemis Company, Inc.:

We have completed integrated audits of Bemis Company Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions on Bemis Company Inc.’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005 based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying balance sheets and the related consolidated statements of income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Bemis Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the “Management Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control - Integrated Framework issued by COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

As described in “Management’s Annual Report on Internal Control Over Financial Reporting,” management has excluded Dixie Toga S.A. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005.  We have also excluded Dixie Toga S.A. from our audit of internal control over financial reporting.  Dixie Toga S.A. is a majority-owned subsidiary whose total assets and total revenues represent 6% and 13%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 10, 2006

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

For the years ended December 31,	2005	2004	2003

Net sales	$3,473,950	$2,834,394	$2,635,018

Costs and expenses:
Cost of products sold	2,798,326	2,238,694	2,101,537
Selling, general, and administrative expenses	330,881	284,991	256,689
Research and development.	23,528	21,138	21,454
Interest expense	38,737	15,503	12,564
Other costs (income), net	112	(20,088)	2,659
Minority interest in net income	5,937	489	870

Income before income taxes	276,429	293,667	239,245

Provision for income taxes.	113,900	113,700	92,100

Net income.	$162,529	$179,967	$147,145

Basic earnings per share of common stock	$1.53	$1.68	$1.39

Diluted earnings per share of common stock.	$1.51	$1.67	$1.37

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share amounts)

As of December 31,	2005	2004

ASSETS
Current assets:
Cash.	$91,125	$93,898
Accounts receivable, net	436,035	356,944
Inventories	420,950	387,414
Prepaid expenses	39,700	35,511
Total current assets	987,810	873,767

Property and equipment:
Land and land improvements	43,641	26,737
Buildings and leasehold improvements	419,095	344,494
Machinery and equipment	1,488,256	1,315,770
Total property and equipment	1,950,992	1,687,001
Less accumulated depreciation	(807,453)	(748,427)
Net property and equipment	1,143,539	938,574

Other long-term assets:
Goodwill	581,419	442,181
Other intangible assets	105,580	65,396
Deferred charges and other assets	146,252	166,825
Total other long-term assets	833,251	674,402
TOTAL ASSETS	$2,964,600	$2,486,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,907	$912
Short-term borrowings	50,107	4,830
Accounts payable	327,569	277,989
Accrued liabilities:
Salaries and wages	79,056	68,269
Income taxes	4,801	13,161
Other	8,880	9,982
Total current liabilities	474,320	375,143

Long-term debt, less current portion	790,107	533,886
Deferred taxes	168,447	173,872
Other liabilities and deferred credits	154,679	93,003
Total liabilities	1,587,553	1,175,904

Minority interest	27,692	2,973

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value:
Authorized – 500,000,000 shares Issued – 115,978,746 and 115,750,189 shares	11,598	11,575
Capital in excess of par value	267,274	263,266
Retained earnings	1,337,590	1,251,695
Accumulated other comprehensive income	32,706	31,674
Common stock held in treasury, 10,672,771 and 8,803,061 shares, at cost	(299,813)	(250,344)
Total stockholders’ equity.	1,349,355	1,307,866

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,964,600	$2,486,743

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the years ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net income	$162,529	$179,967	$147,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,779	130,846	128,189
Minority interest in net income	5,937	489	870
Stock award compensation	14,199	11,908	10,666
Deferred income taxes	2,360	25,332	27,215
Income of unconsolidated affiliated companies	(874)	(8,807)	(3,098)
(Gain) loss on sale of property and equipment	(667)	(4,667)	484
Restructuring related activities	(896)	(2,408)	10,794
Proceeds from cash flow hedge	6,079
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,404)	(9,424)	11,781
Inventories	(783)	(73,989)	19,836
Prepaid expenses	500	583	1,485
Accounts payable	(8,967)	42,557	(27,978)
Accrued salaries and wages	7,542	15,774	4,106
Accrued income taxes	(6,105)	8,892	(353)
Accrued other taxes	(3,179)	300	(1,455)
Changes in other liabilities and deferred credits	(14,516)	(24,989)	(4,032)
Changes in deferred charges and other investments	(20,117)	(20,819)	(14,524)
Net cash provided by operating activities	280,417	271,545	311,131

Cash flows from investing activities:
Additions to property and equipment	(186,965)	(134,511)	(106,476)
Business acquisitions, net of cash acquired	(237,992)	(30,733)	(12,495)
Proceeds from sales of property, equipment, and other assets	1,900	13,239	308
Proceeds from sale of restructuring related assets	2,985	8,191
Increased investment in unconsolidated affiliated company		(7,065)
Net cash used in investing activities	(420,072)	(150,879)	(118,663)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	296,548
Repayment of long-term debt	(6,183)	(776)	(1,035)
Net repayment of commercial paper	(48,426)	(41,120)	(124,500)
Net borrowing (repayment) of short-term debt	32,859	(1,185)	614
Cash dividends paid to stockholders	(76,634)	(68,423)	(59,469)
Common stock purchased for the treasury	(49,469)
Stock incentive programs	1,366	411	332
Net cash provided (used) by financing activities	150,061	(111,093)	(184,058)

Effect of exchange rates on cash	(13,179)	7,849	11,665

Net (decrease) increase in cash	(2,773)	17,422	20,075
Cash balance at beginning of year	93,898	76,476	56,401

Cash balance at end of year	$91,125	$93,898	$76,476

Supplemental disclosure of cash flow information:
Business acquisitions, net of divestures and cash:
Working capital acquired (net)	$23,672	$9,921	$3,099
Property acquired	157,667	19,546	7,708
Goodwill and intangible assets (divested) or acquired, net	151,952	(1,059)
Deferred charges and other assets acquired	28,018	3,031	503
Long-term debt, deferred taxes, and other liabilities	(123,317)	(706)
Net adjustments to prior year acquisitions			1,185
Cash used for acquisitions	$237,992	$30,733	$12,495

Interest paid during the year	$38,731	$15,735	$12,663
Income taxes paid during the year	$120,496	$78,515	$64,759

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury	Total Stockholders’ Equity

Balance at December 31, 2002	$6,134	$248,206	$1,052,475	$(97,497)	$(250,344)	$958,974

Net income			147,145			147,145
Translation adjustment				59,237		59,237
Pension liability adjustment, net of tax effect $15,668				26,072		26,072
Total comprehensive income						232,454
Cash dividends paid on common stock $0.56 per share			(59,469)			(59,469)
Stock incentive programs and related tax effects (177,285 shares)	18	6,756				6,774
Issued 53,522,935 shares for two-for-one stock split	5,353	(5,353)				0

Balance at December 31, 2003	11,505	249,609	1,140,151	(12,188)	(250,344)	1,138,733

Net income			179,967			179,967
Translation adjustment				39,780		39,780
Pension liability adjustment, net of tax effect $(1,433)				(2,071)		(2,071)
Total comprehensive income						217,676
Cash dividends paid on common stock $0.64 per share			(68,423)			(68,423)
Recognition of cumulative translation adjustment related to divesture of investment in foreign entity				6,153		6,153
Stock incentive programs and related tax effects (705,082 shares)	70	13,657				13,727

Balance at December 31, 2004	11,575	263,266	1,251,695	31,674	(250,344)	1,307,866

Net income			162,529			162,529
Unrecognized gain on derivative, net of tax $2,371				3,708		3,708
Unrecognized gain reclassified to earnings, net of tax $(266)				(417)		(417)
Translation adjustment				4,178		4,178
Pension liability adjustment, net of tax effect $(4,322)				(6,437)		(6,437)
Total comprehensive income						163,561
Cash dividends paid on common stock $0.72 per share			(76,634)			(76,634)
Stock incentive programs and related tax effects (228,557 shares)	23	4,008				4,031
Purchase of 1,869,710 shares of common stock					(49,469)	(49,469)

Balance at December 31, 2005	$11,598	$267,274	$1,337,590	$32,706	$(299,813)	$1,349,355

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the business:  Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Minneapolis, Minnesota, the Company employs approximately 15,900 individuals and has 61 manufacturing facilities located in the United States and ten other countries around the world.  The Company is a manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the United States, Canada, and Europe, with a growing presence in Asia Pacific, South America, and Mexico.

The Company’s business activities are organized around its two business segments, Flexible Packaging, which accounted for approximately 82 percent of 2005 net sales, and Pressure Sensitive Materials, which accounted for the remaining net sales.  The Company’s flexible packaging business has a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 60 percent of 2005 net sales.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, batteries, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures are accounted for by the equity method of accounting with earnings ($874,000 for Laminor in 2005 and $11,698,000 and $3,156,000 for Itap Bemis Ltda. in 2004 and 2003, respectively) included in other costs (income), net, on the accompanying consolidated statement of income.  The Laminor joint venture interest was acquired as part of the January 2005 acquisition of Dixie Toga S.A.  Investments in joint ventures are included in deferred charges and other assets on the accompanying consolidated balance sheet.  Results of Itap Bemis are consolidated in 2005.

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

Translation of foreign currencies:  The Company considers the local currency to be the reporting currency for all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive income (loss) in stockholder’s equity.  Foreign currency transaction gains (losses) of $(5,434,000), $1,002,000, and $1,147,000, in 2005, 2004, and 2003, respectively, are included as a component of other costs (income), net.

Revenue recognition:  Sales and related costs of sales are recognized upon shipment of products or when all of the conditions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 are fulfilled.  All costs associated with revenue, including customer rebates and discounts, are recognized at the time of sale.  Customer rebates are accrued in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer and recorded as a reduction to sales.  In December 2003, the Company adopted the provisions of EITF No. 02-16, Accounting by a Customer for Certain Consideration Received From a Vendor, with no material impact to the financial statements.  Shipping and handling costs are classified as a component of costs of sales while amounts billed to customers for shipping and handling are classified as a component of sales.  The Company accrues for estimated warranty costs when specific issues are identified and the amounts are determinable.

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues for environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  At December 31, 2005 and 2004, reserves were $786,000 and $836,000, respectively.  Adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for 2005, 2004, and 2003 of $14,000, $174,000, and $265,000, net of third party reimbursements totaling $11,000, $79,000, and $91,000, for 2005, 2004, and 2003, respectively.

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

(in thousands, except per share amounts)	2005	2004	2003
Weighted average common shares outstanding – basic.	106,433	106,892	106,180
Dilutive shares	1,386	1,050	1,553
Weighted average common shares outstanding – diluted	107,819	107,942	107,733
Net income for basic and diluted earnings per share computation	$162,529	$179,967	$147,145
Earnings per common share – basic.	$1.53	$1.68	$1.39
Earnings per common share – diluted	$1.51	$1.67	$1.37

Certain options outstanding at December 31, 2005 and 2003 (2,494 and 409,070 shares) were not included in the computation of diluted earnings per share because they would not have had a dilutive effect.

Research and development:  Research and development expenditures are expensed as incurred.

Taxes on undistributed earnings:  No provision is made for U.S. income taxes on earnings of non-U.S. subsidiary companies which the Company controls but does not include in the consolidated federal income tax return as it is management’s practice and intent to indefinitely reinvest the earnings.  Repatriation would only occur if it resulted in no additional tax.

Accounting for Stock-Based Compensation:  As provided for in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123), the Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees.  The intrinsic value method is used to account for stock-based compensation plans.  If compensation expense had been determined based on the fair value method with the pro forma compensation expense reflected over the vesting period, net income and income per share would have been adjusted to the pro forma amounts indicated below:

(dollars in thousands, except per share amounts)	2005	2004	2003
Net income - as reported	$162,529	$179,967	$147,145
Add: Stock-based compensation expense included in net income, net of related tax effects	8,655	7,297	6,563
Deduct: Total stock-based compensation expense under fair value-based method, net of related tax effects	(8,996)	(7,790)	(8,035)
Net income - pro forma	$162,188	$179,474	$145,673

Basic earnings per share - as reported	$1.53	$1.68	$1.39
Basic earnings per share - pro forma	$1.52	$1.68	$1.37
Diluted earnings per share - as reported	$1.51	$1.67	$1.37
Diluted earnings per share - pro forma	$1.50	$1.66	$1.35

Compensation expense for pro forma purposes is reflected over the vesting period.  Note 9 contains the significant assumptions used in determining the underlying fair value of options and Note 3 addresses accounting changes, effective in 2006, surrounding stock-based compensation.

Cash Equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents are carried at cost which approximates market value.

Accounts Receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The following factors are considered when determining the collectibility of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $19,120,000 and $16,935,000 at December 31, 2005 and 2004, respectively.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventories are summarized at December 31, as follows:

(in thousands)	2005	2004
Raw materials and supplies	$161,110	$136,379
Work in process and finished goods	276,331	264,312
Total inventories, gross	437,441	400,691
Less inventory write-downs	(16,491)	(13,277)
Total inventories, net	$420,950	$387,414

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $142,599,000, $126,082,000, and $122,295,000 for 2005, 2004, and 2003, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs, which are capitalized during the construction of major capital projects, totaled $993,000 in 2005, $178,000 in 2004, and $135,000 in 2003.

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value.

The Company capitalizes direct costs (internal and external) of materials and services used in the development and purchase of internal-use software.  Amounts capitalized are amortized on a straight-line basis over a period of three to seven years and are reported as a component of machinery and equipment within property and equipment.

Goodwill:  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Effective January 1, 2002, the Company adopted the reporting requirements of Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets, and as required, has applied its requirements to acquisitions made after June 30, 2001.  In accordance with FAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment.  The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis, or whenever there is an impairment indicator, using a fair-value based approach.

Intangible assets:  Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives, with periods ranging up to 30 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.  The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator.  Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

Financial Instruments:  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in stockholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.  The impact of the adoption of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was not material to the Company.  Note 15 contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts and interest rate swap arrangements.

Accumulated other comprehensive income (loss):  The components of accumulated other comprehensive income (loss) are as follows as of December 31:

(in thousands)	2005	2004	2003
Foreign currency translation	$61,604	$57,426	$11,493
Minimum pension liability, net of deferred tax benefit of $20,580, $16,258, and $14,825	(32,189)	(25,752)	(23,681)
Unrecognized gain on derivative, net of deferred tax benefit of $2,105	3,291
Accumulated other comprehensive income (loss)	$32,706	$31,674	$(12,188)

Treasury Stock:  Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.  At December 31, 2005, 2.8 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2000.

Preferred Stock Purchase Rights:  On July 29, 1999, the Company’s Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right for each outstanding share of common stock.  Under certain circumstances, a right may be exercised to purchase one four-hundredth of a share of Series A Junior Preferred Stock for $60, subject to adjustment.  The rights become exercisable if, subject to certain exceptions, a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces an offer which would result in such person acquiring beneficial ownership of 15 percent or more of the Company’s outstanding common stock.  If a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock, subject to certain exceptions, each right will entitle its holder to buy from the Company, common stock of the Company having a market value of twice the exercise price of the right.  The rights expire August 23, 2009, and may be redeemed by the Company for $.001 per right at any time before a person becomes a beneficial owner of 15 percent or more of the Company’s outstanding common stock.  The Company’s Board of Directors has designated 600,000 shares of Series A Junior Preferred Stock with a par value of $1 per share that relate to the Shareholder Rights Plan.  At December 31, 2005, none of these shares were issued or outstanding.

Note 2 – SUBSEQUENT EVENTS – PENSION PLAN AMENDMENT AND 2006 RESTRUCTURING EFFORT

On December 22, 2005, the Company amended the Bemis Retirement Plan (BRP) effective December 31, 2005.  The BRP is the Company’s defined benefit pension plan for non-bargaining U.S. business unit employees.  This amendment replaces future BRP pension benefits with a defined contribution profit sharing plan for a substantial number of BRP participants.  It is expected that this change will result in an annual expense and cash payment that is better aligned with the performance of the company.  As a result of this BRP amendment, a curtailment expense of $1.7 million was recorded in the fourth quarter of 2005.

On January 25, 2006, the Company announced a facility consolidation project intended to reduce fixed costs and shift production to lower cost facilities.  In November 2005, the Company announced the 2006 relocation of Bemis Company corporate headquarters from Minneapolis, Minnesota to Neenah, Wisconsin.  Restructuring, relocation, and related charges resulting from these planned facility consolidation efforts are estimated to be approximately $40.0 million, $16.0 million of which is expected to be non-cash.  While charges are expected to be incurred over the next six quarters, approximately $25.0 million is expected to be charged to earnings during the first half of 2006.

Note 3 – NEW ACCOUNTING PRONOUNCEMENTS

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which will significantly change accounting practice with respect to employee stock options.  The Securities and Exchange Commission (SEC) has delayed the mandated adoption date for public companies with a December 31 year end until January 1, 2006.  FAS 123R requires that the Company measure the cost of equity-based service awards based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The Company will initially measure the cost of liability-based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  The Company expects that the impact of adopting this standard will be insignificant to the Company’s results of operation.

On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS No. 151).  The standard adopts the International Accounting Standards Board (IASB) view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred.  Additionally, the Board made the decision to clarify the meaning of the term “normal capacity”.  The provisions of FAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is evaluating the impact of this FAS No. 151 to its inventory accounting results which may result upon adoption of this statement on January 1, 2006.

In December 2004, the FASB also issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements.  During the fourth quarter of 2005, the Company repatriated $105.0 million which qualified for this special tax treatment.  This repatriation action increased income tax expense during the fourth quarter by approximately $6.0 million.

Note 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable operating segment follow:

(in thousands)	Flexible Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2003	$399,885	$50,708	$450,593
Contribution of previously consolidated subsidiary to equity investment in Brazilian joint venture	(7,679)		(7,679)
Business acquisition	1,932		1,932
Goodwill allocated to business dispositions	(4,316)		(4,316)
Currency translation adjustment	1,651		1,651
Reported balance at December 31, 2004	391,473	50,708	442,181

Business acquisitions	111,114		111,114
Goodwill associated with Itap Bemis Ltda. which is now consolidated	11,396		11,396
Currency translation adjustment	16,728		16,728
Reported balance at December 31, 2005	$530,711	$50,708	$581,419

The components of amortized intangible assets follow:

	December 31, 2005		December 31, 2004
(in thousands) Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$15,447	$(6,930)	$15,323	$(5,681)
Technology based	52,047	(13,513)	52,218	(10,845)
Marketing related	19,659	(3,677)	8,989	(2,189)
Customer based	50,395	(7,848)	10,547	(2,966)
Reported balance	$137,548	$(31,968)	$87,077	$(21,681)

Amortization expense for intangible assets during 2005, 2004, and 2003 was $8.9 million, $5.8 million, and $5.9 million, respectively.  Estimated amortization expense is $8.7 million for 2006 and $8.6 million for 2007 through 2010.  The Company completed its annual impairment tests in the fourth quarter of 2005 with no indications of impairment of goodwill found.

Note 5 – BUSINESS ACQUISITIONS

On January 5, 2005, the Company acquired majority ownership of Dixie Toga S.A., headquartered in São Paulo, Brazil.  Dixie Toga recorded annual net sales in excess of $300 million in 2004.  In this transaction, the Company acquired substantially all of the outstanding voting common stock and 43 percent of the outstanding non-voting preferred stock of Dixie Toga for a total cash price of approximately $250 million, which was initially financed with commercial paper.  During 2005, Dixie Toga repurchased additional publicly traded preferred shares on the Bovespa Stock Exchange in São Paulo, Brazil, thereby effectively increasing Bemis’ preferred share ownership to 54 percent.  The remaining non-voting preferred shares not acquired are traded publicly on the Brazilian Bovespa Exchange.  Dixie Toga is a leading packaging company in South America, specializing in flexible packaging, thermoformed and injection molded containers, laminated plastic tubes, printed labels, and printed folding cartons.  Dixie Toga employs nearly 4,000 people in South America and operates nine manufacturing plants in Brazil and one in Argentina.

The net cash purchase price of $235.3 million has been accounted for under the purchase method of accounting reflecting the provisions of FAS Nos. 141 and 142 and includes the allocations as follows:  $249.2 million to tangible assets, $40.1 million to intangible assets, $164.4 million to liabilities assumed, and $110.4 million to tax deductible goodwill.  A contingent contractual post-closing adjustment could increase or decrease the purchase price by $6.0 million in 2006.  Intangible assets acquired have a weighted-average useful life of approximately 18 years and include $0.3 million for contract-based intangibles with a useful life of 1 year, $9.3 million for marketing related intangibles with a useful life of 30 years, and $30.5 million for customer-based intangibles with a useful life of 15 years.  Results of operations from the date of acquisition are included in these financial statements.  Pro forma income statement results for the comparative fourth quarter (unaudited) and year-to-date periods ended December 31, 2004, as if this acquisition had occurred at the beginning of 2004, would have reflected net sales as $821.9 million and $3,164.0 million, respectively; net income as $48.7 million and $180.9 million, respectively; and diluted earnings per share as $0.45 and $1.68, respectively.

The Company and Dixie Toga had operated a flexible packaging joint venture in Brazil since 1998.  This venture, known as Itap Bemis Ltda., represents about one-third of Dixie Toga’s annual net sales.  Prior to the acquisition the Company owned 45 percent of the joint venture and accounted for it on an equity basis for the year 2004 and earlier (see description below regarding the 2004 acquisition of an additional interest in Itap Bemis Ltda.).  The pre-existing values for property, intangible assets, and goodwill imbedded in the Company’s equity investment at the date of the Dixie Toga acquisition were $1.7 million, $3.6 million, and $11.4 million, respectively.  These amounts are now included as components of the Company’s consolidated property, intangible assets, and goodwill.

On February 17, 2005, the Company acquired certain assets of Rayton Packaging Inc., Calgary, Alberta, Canada for a cash purchase price of $2.7 million.  The net cash purchase price has been accounted for under the purchase method of accounting reflecting the provisions of FAS Nos. 141 and 142 and includes the preliminary allocations as follows:  $1.2 million to tangible assets, $0.8 million to intangible assets, and $0.7 million to goodwill.  Intangible assets acquired include $0.4 million for customer-based intangibles and $0.4 million for technology-based intangibles each with a useful life of 10 years.

On May 25, 2004, the Company and its Mexican partner, Corporacion JMA, S.A. de C.V., acquired the Tultitlan, Mexico plant operation of Masterpak, S.A. de C.V. for $30.7 million.  Annual sales related to the assets purchased were approximately $35.0 million.  While the Company’s ownership share is 51 percent, the Company financed its Mexican partner’s portion of the purchase price and as such 100 percent of results of operation of this entity continues to be consolidated by the Company at December 31, 2005 and 2004.  The total purchase price has been accounted for under the purchase method of accounting, reflecting the provisions of FAS Nos. 141 and 142, and includes:  working capital, $9.9 million; property, $19.5 million; intangible assets, deferred charges, and goodwill $2.0 million; and long-term liabilities, $0.7 million.  Results of operations from the date of acquisition are included in these financial statements.

Effective January 1, 2004, the Company contributed its 90 percent ownership interest in Curwood Itap Ltda., its shrink bags business in Brazil, to its Brazilian flexible packaging joint venture, Itap Bemis Ltda., in exchange for an additional 12 percent ownership interest.  Assets and liabilities of Curwood Itap Ltda. (consolidated at December 31, 2003) contributed included:  working capital, $14.7 million, including cash of $7.1 million; property, $3.7 million; intangible assets and deferred charges, $8.4 million; and minority interest, $2.7 million.  In exchange for this contribution, the Company’s ownership interest in Itap Bemis Ltda. increased from 33 percent to 45 percent.  In addition, the Company recorded a $6.2 million charge related to previously deferred cumulative translation losses which substantially offset the gain on the divesture of assets described above.  The net increase in the investment in Itap Bemis Ltda. was $30.5 million, including a net gain of $0.2 million on this transaction.  During 2004, the joint venture has been accounted for on the equity method and equity earnings have been included as a component of other costs (income), net.  In connection with the business acquisition described earlier in this Note 5, this joint venture, Itap Bemis Ltda., is now majority owned and controlled (effective January 5, 2005) and has been consolidated beginning in 2005.

Effective on November 5, 2003, the Company purchased the pressure sensitive materials business of Multi-Fix N.V. for a cash price of $11.3 million.  The acquired business, which recorded annual sales in 2002 of approximately $15.0 million (unaudited), offers additional coating capacity for the Company’s existing European graphics product line.  The acquisition included a manufacturing plant in Genk, Belgium.  The total cash purchase price has been accounted for under the purchase method of accounting, reflecting the provisions of FAS Nos. 141 and 142, and includes the allocations as follows:  $16.1 million to tangible assets and $4.8 million to liabilities assumed.  Results of operations from the date of acquisition are included in these financial statements.

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

During 2003, the Company incurred charges of $5.0 million for employee severance (314 employees terminated), $7.1 million for accelerated depreciation, $0.7 million for equipment and employee relocation, and $1.1 million for other related costs.  During 2004, the Company incurred charges of $0.1 million for accelerated depreciation, $0.4 million for equipment and employee relocation, and $0.2 million for other related costs.  In addition during 2004, the Company realized a $1.4 million gain on the disposition of the Union City, California plant.  During 2005, the Company incurred charges of $0.6 million principally on the sale of an idled facility.  This restructuring effort is complete.

In October 2003, the Company committed to a plan to close two pressure sensitive materials plants:  North Las Vegas, Nevada, and Brampton, Ontario, Canada.  The closure of these plants, together with related support staff and capacity reductions within the pressure sensitive materials business segment, has reduced fixed costs and improved capacity utilization elsewhere in this business segment.  During 2003, the Company incurred charges of $2.3 million for employee severance (81 employees terminated), $0.1 million for accelerated depreciation, and $0.3 million for other related costs.  During 2004, the Company incurred charges of $0.3 million for employee severance, $1.0 million for accelerated depreciation, $1.0 million for equipment and employee relocation, and $0.8 million for other related costs.  During 2005, the Company incurred charges of $0.6 million for employee pension termination costs and $0.2 million for other related costs.  In addition during 2005, the Company realized a $2.3 million gain on the disposition of an idled facility and land.  This restructuring effort is complete.

For the year 2003, a total of $8.9 million has been charged to other costs (income), $7.6 million has been charged to cost of products sold, and $0.1 million has been charged to selling, general and administrative expense within the consolidated statement of income.  For the year 2004, a total of $2.6 million has been charged to other costs (income), $1.1 million has been charged to cost of products sold, and $0.1 million has been charged to selling, general and administrative expense within the consolidated statement of income.  In addition, the $1.4 million gain on the first quarter 2004 sale of the Union City, California plant (which was closed in the third quarter of 2003) is included in other costs (income).  For the year 2005, a total of $1.4 million has been charged to other costs (income) within the consolidated statement of income.  In addition during 2005, the $2.3 million gain on the disposition of an idled facility and land is included in other costs (income) within the consolidated statement of income.  The accrued liability remaining at December 31, 2005, is not significant and will be paid in 2006.

An analysis of the restructuring and related costs activity follows:

(in thousands)	Employee Costs	Facilities Consolidation or Relocation	Total Restructuring	Accelerated Depreciation	Total Restructuring and Related Costs
2003 Activity
Total net expense accrued
Flexible Packaging	$(4,993)	$(1,779)	$(6,772)	$(7,139)	$(13,911)
Pressure Sensitive	(2,303)	(312)	(2,615)	(134)	(2,749)

Charges to accrual account
Flexible Packaging	3,207	1,779	4,986	7,139	12,125
Pressure Sensitive	964	253	1,217	134	1,351
Reserve balance at December 31, 2003	$(3,125)	$(59)	$(3,184)	$0	$(3,184)

2004 Activity
Total net expense accrued
Flexible Packaging	$(69)	$793	$724	$(72)	$652
Pressure Sensitive	(279)	(1,800)	(2,079)	(1,022)	(3,101)

Charges to accrual account
Flexible Packaging	1,651	(793)	858	72	930
Pressure Sensitive	1,618	1,829	3,447	1,022	4,469
Reserve balance at December 31, 2004	$(204)	$(30)	$(234)	$0	$(234)

2005 Activity
Total net expense accrued
Flexible Packaging	$0	$(560)	$(560)	$0	$(560)
Pressure Sensitive	(632)	2,088	1,456		1,456

Charges to accrual account
Flexible Packaging	145	560	705		705
Pressure Sensitive	632	(2,088)	(1,456)		(1,456)
Reserve balance at December 31, 2005	$(59)	$(30)	$(89)	$0	$(89)

Note 7 - PENSION PLANS

The Company has defined contribution plans which cover employees at eight manufacturing, warehousing, or sales administrative locations with contributions based upon the contractual terms of each respective plan.  Total contribution expense for these plans was $1,191,000 in 2005, $1,262,000 in 2004, and $1,204,000 in 2003.  Multiemployer plans cover employees at two different manufacturing locations and provide for contributions to a union administered defined benefit pension plan.  Amounts charged to pension cost and contributed to the multiemployer plans in 2005, 2004, and 2003 totaled $741,000, $1,700,000, and $771,000, respectively.  The 2004 expense included a multiemployer plan withdrawal charge of $995,000 (included in other costs (income) on the consolidated statement of income) associated with the closure of the Murphysboro, Illinois facility.

The Company also has defined benefit pension plans covering the majority of U.S. employees, along with non-US defined benefit plans covering select employees in various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In addition, the Company also sponsors an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law and increased benefits to reflect a service adjustment factor.  Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2005, 2004, and 2003:

(in thousands)	2005	2004	2003
Service cost - benefits earned during the year	$20,541	$18,448	$14,066
Interest cost on projected benefit obligation	28,943	28,374	25,895
Expected return on plan assets	(36,401)	(34,675)	(35,552)
Settlement (gain) loss	634
Curtailment	1,737
Amortization of unrecognized transition obligation	205	404	335
Amortization of prior service cost	2,600	2,244	1,895
Recognized actuarial net (gain) or loss	10,156	7,483	1,014
Net periodic pension (income) cost	$28,415	$22,278	$7,653

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2005 and 2004, are as follows:

	U.S. pension plans		Non-U.S. pension plans
(in thousands)	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$467,005	$420,705	$58,003	$49,869
Service cost	17,707	15,526	2,834	2,922
Interest cost	26,178	25,588	2,765	2,786
Participant contributions			506	466
Plan amendments	2,562	4,161
Plan settlements			(1,765)
Actuarial (gain) or loss	23,166	21,646	6,645	(926)
Benefits paid	(21,231)	(20,621)	(1,516)	(1,184)
Foreign currency exchange rate changes			(5,298)	4,070
Benefit obligation at the end of the year	$515,387	$467,005	$62,174	$58,003

Accumulated benefit obligation at the end of the year	$461,634	$422,575	$49,874	$44,701

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$405,134	$349,719	$43,893	$35,442
Actual return on plan assets	15,227	25,162	5,023	3,148
Employer contributions	36,012	50,874	3,508	2,958
Participant contributions			506	466
Plan settlements			(1,765)
Benefits paid	(21,231)	(20,621)	(1,516)	(1,184)
Foreign currency exchange rate changes			(3,624)	3,063
Fair value of plan assets at the end of the year	$435,142	$405,134	$46,025	$43,893

Reconciliation of Funded Status:
Funded (unfunded) status	$(80,245)	$(61,871)	$(16,149)	$(14,110)
Unrecognized actuarial net (gain) or loss	167,606	135,708	13,722	11,232
Unrecognized transition obligation		59	2,850	3,459
Unrecognized prior service cost	16,426	18,193	53	58
Net amount recognized in consolidated balance sheet	$103,787	$92,089	$476	$639

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost	$88,330	$75,558
Accrued benefit liability	(42,546)	(33,211)	$(5,293)	(1,731)
Intangible asset	10,642	9,598	361	504
Deferred tax	18,471	15,536	2,109	722
Accumulated other comprehensive income	28,890	24,608	3,299	1,144
Net amount recognized in consolidated balance sheet	$103,787	$92,089	$476	$639

The accumulated benefit obligation for all defined benefit pension plans was $511,508,000 and $467,276,000 at December 31, 2005, and 2004, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2005 and 2004.

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Projected benefit obligation	$515,387	$467,005	$62,174	$51,558	$160,368	$146,186	$59,566	$46,942
Accumulated benefit obligation	461,634	422,575	49,874	38,731	154,596	141,423	47,863	35,833
Fair value of plan assets	435,142	405,134	46,025	37,047	112,051	108,213	43,578	33,409

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax and planning purposes.  The employer contributions for the years ended December 31, 2005 and 2004, were $39,520,000 and $53,832,000, respectively.  The expected cash contribution for 2006 is $2,847,000 which is expected to satisfy plan funding requirements and regulatory funding requirements.

Total multiemployer plan, defined contribution, and defined benefit pension expense in 2005, 2004, and 2003 was $30,347,000, $25,240,000, and $9,628,000, respectively.  In addition to these plans, the Company also sponsors a 401(k) savings plan for substantially all U.S. employees.  The Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next six percent of eligible compensation.  Additionally, for each year in which specified financial targets are met, the Company will increase its annual matching by 25 percent or 50 percent.  Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2005, 2004, and 2003 were $4,596,000, $6,667,000, and $4,410,000.

For each of the years ended December 31, 2005 and 2004, the U.S. pension plans represented approximately 90 percent of the Company’s total plan assets and approximately 89 percent of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, we separately present and discuss the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. pension plans		Non-U.S. pension plans
	2005	2004	2005	2004
Weighted-average discount rate	5.50%	5.75%	4.56%	5.03%
Rate of increase in future compensation levels	4.75%	4.75%	3.83%	4.14%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2005	2004	2003	2005	2004	2003
Weighted-average discount rate	5.75%	6.25%	6.75%	5.25%	5.57%	5.71%
Expected return on plan assets	8.75%	9.00%	9.50%	6.66%	6.85%	6.84%
Rate of increase in future compensation levels	4.75%	4.75%	5.00%	4.14%	4.55%	4.39%

The weighted average plan asset allocation at December 31, 2005, and 2004, and target allocation (not weighted) for 2006, are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2006 Target	Percentage of plan assets		2006 Target	Percentage of plan assets
Asset Category	Allocation	2005	2004	Allocation	2005	2004
Equity Securities	80%	80%	81%	44%	47%	40%
Debt Securities	20%	20%	19%	32%	29%	32%
Other				24%	24%	28%
Total	100%	100%	100%	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	U.S. pension plans	Non-U.S. pension plans
2006	$22,649	$844
2007	23,917	833
2008	25,161	1,576
2009	26,620	1,263
2010	28,074	2,201
Years 2011-2015	164,366	13,824

As of January 1, 2006, we have assumed that the expected long-term rate of return on plan assets will be 8.75 percent.  This is consistent with the 8.75 percent level assumed for 2005 and represents a decrease from the 9.0 percent level assumed for 2004.  To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, and 20 years, our pension plan assets have earned compound annual rates of return of 9.0 percent, 10.0 percent, and 10.0 percent, respectively, each in excess of our assumed rates.  In future years, we expect that returns will be lower than the historical returns discussed above due to a generally lower inflation and interest rate environment.  Considering this, we selected an 8.75 percent long-term rate of return on assets assumption as of January 1, 2006.  Using our target asset allocation for plan assets of 80 percent equity securities and 20 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2005, we determined this rate to be 5.50 percent, a decrease of one fourth of one percent from the rate used at December 31, 2004.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare and, in certain circumstances, a federal subsidy to sponsors of retiree health care benefit plans.  The Company’s U.S. postretirement health care plan offers prescription drug benefits.  As of December 31, 2004, the accumulated postretirement benefit obligation decreased by $1,233,000.  The effect of the Act on components of net periodic postretirement benefit cost for the year ended December 31, 2005, is as follows:

(in thousands)	2005
Interest cost on accumulated postretirement benefit obligation	$(71)
Recognized actuarial net (gain) or loss	(97)
Net periodic postretirement benefit cost	$(168)

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2005, 2004, and 2003.

(in thousands)	2005	2004	2003
Service cost - benefits earned during the year	$658	$614	$414
Interest cost on accumulated postretirement benefit obligation	1,157	1,298	1,101
Amortization of prior service cost	(51)	72	72
Recognized actuarial net (gain) or loss	37	95
Net periodic postretirement benefit cost	$1,801	$2,079	$1,587

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2005 and 2004, are as follows:

(in thousands)	2005	2004
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$20,748	$21,424
Service cost	658	614
Interest cost	1,157	1,298
Plan amendments	6,897	(904)
Actuarial (gain) or loss	657	(694)
Benefits paid	(818)	(990)
Benefit obligation at the end of the year	$29,299	$20,748

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$0	$0
Employer contribution	818	990
Benefits paid	(818)	(990)
Fair value of plan assets at the end of the year	$0	$0

Reconciliation of Funded Status
Funded (unfunded) status	$(29,299)	$(20,748)
Unrecognized net actuarial (gain) or loss	3,117	2,497
Unrecognized prior service cost	6,476	(472)
Accrued postretirement benefit liability	$(19,706)	$(18,723)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Benefit Payments
2006	$1,544
2007	1,685
2008	1,803
2009	1,956
2010	2,101
2011-2015	12,745

The employer contributions for the years ended December 31, 2005 and 2004, were $818,000 and $990,000, respectively.  The expected plan asset contribution for 2006 is $1,544,000 which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption has a significant effect on the amounts reported.  For measurement purposes, a 10.0 percent and 11.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and 2004, respectively; the rate was assumed to decrease gradually to 5.0 percent by the year 2011 and remain at that level thereafter.  A one-percentage point change in assumed health care trends would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for 2005	$211	$(182)
Effect on postretirement benefit obligation at December 31, 2005	$2,861	$(2,499)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2005 and 2004 are 5.50 percent and 5.75 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost for the years ended December 31, 2005, 2004, and 2003 are 5.75 percent, 6.25 percent, and 6.75 percent, respectively.

Note 9 – STOCK OPTION AND INCENTIVE PLANS

Since 1987, the Company’s stock option and stock award plans have provided for the issuance of up to 13,800,000 shares of common stock to key employees.  As of December 31, 2005, 2004, and 2003, respectively, 1,664,071, 2,020,520, and 3,252,888, shares were available for future grants under these plans.  Shares forfeited by the employee become available for future grants.  The Company ceased granting stock options in 2004.

Options are granted at prices equal to fair market value on the date of the grant and are exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Options for directors vest immediately, while options for Company employees generally vest over three years (one-third per year).  Details of the stock option plans at December 31, 2005, 2004, and 2003, are:

	Number of Shares	Per Share Option Price Range	Weighted- Average Price Per Share
Outstanding at December 31, 2002	2,589,256	$10.19 - $26.95	$17.89

Granted in 2003	262,184	$24.82	$24.82
Exercised in 2003	(78,892)	10.19 - 12.31	11.54
Outstanding at December 31, 2003	2,772,548	$11.03 - $26.95	$18.73
Exercisable at December 31, 2003	2,281,072	$11.03 - $26.95	$17.83

Exercised in 2004	(392,168)	11.03 - 17.36	14.10
Outstanding at December 31, 2004	2,380,380	$15.86 - $26.95	$19.49
Exercisable at December 31, 2004	2,082,629	$15.86 - $26.95	$18.90

Exercised in 2005	(237,002)	16.16 - 22.04	17.40
Outstanding at December 31, 2005	2,143,378	$15.86 - $26.95	$19.72
Exercisable at December 31, 2005	2,027,983	$15.86 - $26.95	$19.43

The following table summarizes information about outstanding and exercisable stock options at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$15.86 - $18.81	1,426,608	3.7 years	$17.68	1,426,608	$17.68
$22.04 - $26.95	716,770	4.6 years	$23.78	601,375	$23.58
	2,143,378	4.0 years	$19.72	2,027,983	$19.43

Options were not granted in 2005 and 2004.  The weighted-average fair value of stock options granted during 2003 used in computing pro forma compensation expense disclosed in Note 1 was $9.91 per share.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  dividend yield 2.3%, expected volatility 29.2%, risk-free interest rate 6.75%, and expected lives 10.0 years.

In 1994 and in 2001, the Company adopted a Stock Incentive Plan for certain key employees.  The 1994 and 2001 Plans provide for the issuance of up to 4,000,000 and 5,000,000 grants, respectively. Each Plan expires 10 years after its inception, at which point no further stock options or performance units may be granted.  Since 1994, 3,932,910 and 3,403,019 grants of either stock options or performance units (commonly referred to as restricted stock) have been made under the 1994 and 2001 plans, respectively.  Distribution of the performance units is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the performance unit grant.  All performance units granted under the plan are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  In addition, cash payments are made during the grant period on outstanding performance units equal to the dividend on Bemis common stock.  The cost of the awards is charged to income over the vesting period.  Total compensation expense related to these Plans was $16,464,000 in 2005, $13,776,000 in 2004, and $10,666,000 in 2003.

Details of the stock award plan at December 31, 2005, 2004, and 2003, are:

	2005	2004	2003
Outstanding shares granted at the beginning of the year	2,886,698	2,501,620	2,891,672
Shares Granted	603,537	1,372,644	206,004
Shares Paid	(172,016)	(849,258)	(471,898)
Shares Canceled	(249,056)	(138,308)	(124,158)
Outstanding shares granted at the end of the year	3,069,163	2,886,698	2,501,620

Note 10 – LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in thousands)	2005	2004
Commercial paper payable through 2006 at a weighted-average interest rate of 4.3%	$111,954	$160,380
Notes payable in 2005 at an interest rate of 6.7%		100,000
Notes payable in 2008 at an interest rate of 6.5%	250,000	250,000
Notes payable in 2012 at an interest rate of 4.875%	300,000
Interest rate swap (fair market value)	5,029	14,943
Industrial revenue bond payable through 2012 at an interest rate of 3.8%	8,000	8,000
Debt of subsidiary companies payable through 2012 at interest rates of 2.5% to 14.0%	118,605	850
Obligations under capital leases	426	625

Total debt	794,014	534,798
Less current portion	3,907	912
Total long-term debt	$790,107	$533,886

The commercial paper has been classified as long-term debt, to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2005, was 4.3 percent.  The maximum outstanding during 2005 was $482,293,000, and the average outstanding during 2005 was $232,637,000.  The acquisition of Dixie Toga S.A. was initially financed through commercial paper.  The weighted-average interest rate during 2005 was 3.3 percent.

The industrial revenue bond has a variable interest rate which is determined weekly by a “Remarketing Agent” based on similar debt then available.  The interest rate at December 31, 2005, was 3.8 percent and the weighted-average interest rate during 2005 was 2.7 percent.  Debt of subsidiary companies include $82.4 million and $36.2 million for European (related to financing the Company’s dividend repatriation described in Note 12) and South American (assumed in the Dixie Toga S.A. acquisition) operations, respectively.

Long-term debt maturing in years 2006 through 2010 is $3,907,000, $11,898,000, $251,488,000, $200,225,000, and $341,000, respectively.  The Company is in compliance with all debt covenant agreements.

Under the terms of a revolving credit agreement with eight banks, the Company may borrow up to $500.0 million through September 2, 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  This credit facility is used primarily to support the Company’s issuance of commercial paper.  The Company currently pays a facility fee of 0.09 percent annually on the entire amount of the commitment.  As of December 31, 2005, outstanding multicurrency borrowings under the credit facility totaled $82.4 million which were used to fund the repatriation of international subsidiary earnings to the U.S. based parent company.  Borrowings from the credit agreement mature in September 2009 and charge a variable interest rate.

The Company entered into three interest rate swap agreements with a total notional amount of $350.0 million in the third quarter of 2001, effectively converting a portion of the Company’s fixed interest rate exposure to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment. During 2005 one of these swaps terminated with the repayment of the underlying $100.0 million debt. The Company does not enter into interest rate swap contracts for speculative or trading purposes. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. The remaining interest rate swap agreements have been designated as hedges of the fair value of the Company’s fixed rate long-term debt obligation of $250.0 million, 6.5 percent notes due August 15, 2008.

The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread. The variable rates are reset semi-annually at each net settlement date. The net settlement benefit to the Company, which is recorded as a reduction in interest expense, was $4.3 million, $11.7 million, and $15.3 million in 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, the fair value of these interest rate swaps was $5.0 million and $14.9 million in the Company’s favor, as determined by the respective counterparties using discounted cash flow or other appropriate methodologies, and is included with deferred charges and other assets with a corresponding increase in long-term debt.

Note 11 – INCOME TAXES

(in thousands)	2005	2004	2003
U.S. income before income taxes	$191,183	$240,151	$197,249
Non-U.S. income before income taxes	85,246	53,516	41,996
Income before income taxes	$276,429	$293,667	$239,245

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$66,395	$57,091	$42,544
Foreign	32,902	16,614	11,397
State and local	12,243	14,663	10,964
Total current tax expense	111,540	88,368	64,905
Deferred tax expense:
U.S. federal	(2,122)	20,713	22,698
Foreign	2,855	1,409	1,676
State	1,627	3,210	2,821
Total deferred tax expense	2,360	25,332	27,195
Total income tax expense	$113,900	$113,700	$92,100

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

(in thousands)	2005	2004	2003
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$3,651	$4,437	$4,600
Inventories, principally due to additional costs inventoried for tax purposes	3,569	3,064	3,654
Employee compensation and benefits accrued for financial reporting purposes	14,664	12,841	12,453
Foreign net operating losses	10,179
Other	(4,242)	923	1,741
Total deferred tax assets	$27,821	$21,265	$22,448
Less valuation allowance	(3,167)
Net deferred tax assets (included in prepaid expense)	$24,654	$21,265	$22,448

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$127,803	$144,391	$136,254
Goodwill and intangible assets, principally due to differences in amortization	42,787	32,675	25,749
Noncurrent employee compensation and benefits accrued for financial reporting purposes	(3,413)	(1,432)	(10,092)
Other	1,270	(1,762)	(1,599)
Net deferred tax liabilities	$168,447	$173,872	$150,312

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2005		2004		2003
		% of		% of		% of
		Income		Income		Income
(dollars in thousands)	Amount	Before Tax	Amount	Before Tax	Amount	Before Tax
Computed “expected” tax expense on income before taxes at statutory rate	$96,750	35.0%	$102,783	35.0%	$83,736	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	9,016	3.3	11,617	3.9	8,960	3.7
Foreign tax rate differential	637	0.2	(1,034)	(0.4)	(3,115)	(1.3)
Minority interest	2,078	0.8	171	0.1	305	0.1
Jobs Act repatriation	6,000	2.2
Other	(581)	(0.3)	163	0.1	2,214	1.0
Actual income tax expense	$113,900	41.2%	$113,700	38.7%	$92,100	38.5%

The American Jobs Creation Act of 2004 (the Jobs Act) provided U.S. corporations with a one-time opportunity to repatriate the undistributed earnings of non-U.S. subsidiaries at a potentially reduced U.S. tax cost. During 2005, the Company repatriated approximately $105.0 million of foreign earnings to the United States pursuant to the provisions of the Jobs Act. As a result, the Company recognized additional tax expense of approximately $6.0 million, net of available foreign tax credits, associated with the repatriation plan.

As of December 31, 2005, the Company had foreign net operating loss carryovers of approximately $30.5 million that are available to offset future taxable income. Approximately $9.9 million of the carryover expires over the period 2014-2015. The balance of the loss carryovers have no expiration. FAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company’s management determined that a valuation allowance of $3.2 million against the deferred tax assets associated with the foreign net operating loss carryover was necessary at December 31, 2005.

The Company’s federal income tax returns for the years prior to 2002 have been audited and completely settled. Provision has not been made for U.S. or additional foreign taxes on $109,877,000 of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. Repatriation of these undistributed earnings would only occur if such repatriation resulted in no additional tax. It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

Note 12 – LEASES

The Company has operating leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that expire at various times over the next 37 years. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property. Total rental expense under operating leases was approximately $13,178,000 in 2005, $13,137,000 in 2004, and $12,836,000 in 2003.

The Company has capitalized leases for a manufacturing site and some machinery and equipment that expire at various times over the next five years. The present values of minimum future obligations shown in the following chart are calculated based on an interest rate of approximately 4.0 percent, which is the lessor’s implicit rate of return. Interest expense on the outstanding obligations under capital leases was approximately $13,000 in 2005, $21,000 in 2004, and $32,000 in 2003.

Minimum future obligations on leases in effect at December 31, 2005, are:

(in thousands)	Capital Leases	Operating Leases
2006	$186	$5,596
2007	188	3,547
2008	46	3,093
2009	45	2,497
2010	0	1,993
Thereafter	0	4,509
Total minimum obligations	$465	$21,235
Less amount representing interest	39
Present value of net minimum obligations	$426
Less current portion	171
Long-term obligations	$255

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

A summary of the Company’s business activities reported by its two business segments follows:

BUSINESS SEGMENTS (in millions)	2005	2004	2003
Net Sales:
Flexible Packaging	$2,856.2	$2,250.1	$2,101.6
Pressure Sensitive Materials	618.5	584.8	534.2
Intersegment Sales:
Flexible Packaging	(0.4)	(0.5)	(0.7)
Pressure Sensitive Materials	(0.3)		(0.1)
Net Sales to Unaffiliated Customers	$3,474.0	$2,834.4	$2,635.0

Operating Profit and Pretax Profit:
Flexible Packaging	$332.7	$308.3	$263.8
Pressure Sensitive Materials	41.3	33.9	16.3
Total operating profit (1)	374.0	342.2	280.1
General corporate expenses	(53.0)	(32.5)	(27.5)
Interest expense	(38.7)	(15.5)	(12.6)
Minority interest in net income	(5.9)	(0.5)	(0.8)
Income before income taxes	$276.4	$293.7	$239.2

Identifiable Assets:
Flexible Packaging	$2,471.2	$1,869.8	$1,780.8
Pressure Sensitive Materials	347.0	428.2	386.5
Total identifiable assets (2)	2,818.2	2,298.0	2,167.3
Corporate assets (3)	146.4	188.7	125.6
Total	$2,964.6	$2,486.7	$2,292.9

Depreciation and Amortization:
Flexible Packaging	$135.6	$113.6	$109.8
Pressure Sensitive Materials	13.9	15.4	16.5
Corporate	1.3	1.8	1.9
Total	$150.8	$130.8	$128.2

Expenditures for Property and Equipment:
Flexible Packaging	$164.5	120.9	$99.2
Pressure Sensitive Materials	10.3	13.5	6.4
Corporate	12.2	0.1	0.9
Total	$187.0	$134.5	$106.5

OPERATIONS BY GEOGRAPHIC AREA (in millions)	2005	2004	2003
Net Sales to Unaffiliated Customers: (4)
United States	$2,281.1	$2,140.1	$2,026.6
Canada	74.6	76.7	75.4
Europe	580.9	553.6	468.3
Other	537.4	64.0	64.7
Total	$3,474.0	$2,834.4	$2,635.0

Identifiable Assets:
United States	$1,723.2	$1,722.4	$1,665.0
Canada	31.9	36.8	32.5
Europe	370.5	471.7	412.4
Other	692.6	67.1	57.4
Total	$2,818.2	$2,298.0	$2,167.3

(1)                                  Operating profit is defined as profit before general corporate expense, interest expense, income taxes, and minority interest.

(2)                                  Identifiable assets by business segment include only those assets that are specifically identified with each segment’s operations.

(3)                                  Corporate assets are principally prepaid expenses, prepaid income taxes, prepaid pension benefit costs, investment in the Brazilian joint venture (2004 and 2003), fair value of the interest rate swap agreements, and corporate property.

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

Dixie Toga S.A., acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo, Brazil. The City imposes a tax on the rendering of printing services. The City has assessed this city services tax on the production and sale of printed labels and packaging products. Dixie Toga, along with a number of other packaging companies, disagree and contend that the city services tax is not applicable to its products and that the products are subject only to the state value added tax (VAT). Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes. Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga appealed the city services tax and instead continued to collect and pay only the state VAT.

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995. The assessments for those years were estimated to be approximately $40.0 million at the date the Company acquired Dixie Toga. Dixie Toga challenged the assessments and ultimately litigated the issue. A lower court decision in 2002 cancelled all of the assessments for 1991-1995. The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision. The City continues to assert the applicability of the city services tax and has issued assessments for the subsequent years 1996-2001. The assessments for those years for tax and penalties (exclusive of interest) were estimated to be approximately $26.0 million at the date of acquisition. In the event of an adverse resolution, these estimated amounts could be increased for interest, monetary adjustments, and corrections.

The Company strongly disagrees with the City’s position and intends to vigorously challenge any assessments by the City of São Paulo. The Company is unable at this time to predict the ultimate outcome of the controversy and as such has not recorded any liability related to this matter. An adverse resolution could be material to the results of operations and/or cash flows of the period in which the matter is resolved.

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

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in fourteen civil lawsuits.  Six of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie entered an order which calls for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed in December 2005. At this time, a discovery cut-off and a trial date have not been set.  The Company has also been named in three lawsuits filed in the California Superior Court in San Francisco. These three lawsuits, which have been consolidated, seek to represent a class of all California indirect purchasers of labelstock and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, and one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company intends to vigorously defend these lawsuits.

In a Form 8-K filed with the Securities and Exchange Commission on May 25, 2004, the Company disclosed that representatives from the European Commission had commenced a search of business records and interviews of certain Company personnel at its self-adhesive labelstock operation in Soignies, Belgium to investigate possible violations of European competition law in connection with an investigation of potential anticompetitive activities in the European paper and forestry products sector. A formal request for information was received by the Company on October 28, 2005.  The Company continues to cooperate fully with the European Commission.

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

Note 15 – FINANCIAL INSTRUMENTS

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables. Forward exchange contracts generally have maturities of less than nine months and relate primarily to major Western European currencies. The Company has not designated these derivative instruments as hedging instruments. At December 31, 2005 and 2004, the Company had outstanding forward exchange contracts with notional amounts aggregating $4,443,000 and $3,531,000, respectively. The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as part of accounts payable and as an expense element of other costs (income), net, which offsets the related transaction gains or losses and was not significant at December 31, 2005 and 2004.

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company entered into three fixed-to-variable interest rate swaps during the third quarter of 2001, one of which settled in 2005 when the related long-term debt matured and was repaid. The remaining two interest rate swaps are accounted for as a fair value hedge. The terms of the interest rate swap agreements have been specifically designed to conform to the applicable terms of the hedged items and with the requirements of paragraph 68 of SFAS No. 133 to support the assumption of no ineffectiveness (changes in fair value of the debt and the swaps exactly offset). The fair value of these three interest rate swaps is recorded within long-term debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. See Note 10 for further discussion of the interest rate swaps.

The Company’s non-derivative financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt. At December 31, 2005 and 2004, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments. The fair value of the Company’s long-term debt, including current maturities but excluding capitalized leases, is estimated to be $803,760,000 and $534,215,000 at December 31, 2005 and 2004, respectively, using discounted cash flow analyses and based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

The Company is exposed to credit loss in the event of non-performance by counterparties in interest rate swaps and forward exchange contracts. Collateral is generally not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and countries. As of December 31, 2005 and 2004, the Company had no significant concentrations of credit risk.

Note 16 – QUARTERLY FINANCIAL INFORMATION – UNAUDITED

	Quarter Ended
(dollars in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2005
Net sales	$831.9	$879.9	$870.1	$892.1	$3,474.0
Gross profit	155.3	167.9	172.7	179.7	675.6
Net income	32.2	41.2	44.2	44.9	162.5
Basic earnings per share	0.30	0.38	0.42	0.43	1.53
Diluted earnings per common share	0.30	0.38	0.41	0.42	1.51

2004
Net sales	$684.0	$712.9	$711.9	$725.6	$2,834.4
Gross profit	144.0	154.4	146.8	150.5	595.7
Net income	43.0	45.8	43.8	47.4	180.0
Basic earnings per share	0.40	0.43	0.41	0.44	1.68
Diluted earnings per common share	0.40	0.42	0.41	0.44	1.67

The summation of quarterly net income per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

(a)  Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b)  Management’s Report on Internal Control Over Financial Reporting

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework). In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the 2005 acquisition of Dixie Toga S.A. which represents approximately 13.1 percent of net sales for the year ended December 31, 2005, and 4.2 percent of total assets (excluding goodwill and identified intangible assets of Dixie Toga S.A.) as of December 31, 2005. Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment, utilizing the COSO-Framework criteria, of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting

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

PART  III  -  ITEMS 10, 11, 12, 13, and 14

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company. With the exception of Mr. Seifert, each officer has been an employee of the Company for the last five years and the positions described relate to positions with the Company.

Name	(Age)	Positions Held	Period The Position Was Held
William F. Austen	(47)	Vice President – Operations	2004 to present
		President and Chief Executive Officer – Morgan Adhesives Company (1)	2000 to present
		General Electric, various engineering, sales, marketing, and general management positions	1980 to 2000

Jeffrey H. Curler	(55)	President, Chief Executive Officer and Chairman of the Board	2005 to present
		President and Chief Executive Officer	2000 to 2005
		President and Chief Operating Officer	1998 to 2000
		President	1996 to 1998
		Executive Vice President	1991 to 1995
		Various R&D and management positions within the Company	1973 to 1991

Stanley A. Jaffy	(57)	Vice President and Controller	2002 to present
		Vice President - Tax and Assistant Controller	1998 to 2002
		Corporate Director of Tax	1987 to 1998

Name	(Age)	Positions Held	Period The Position Was Held
Melanie E.R. Miller	(42)	Vice President, Investor Relations and Treasurer	2005 to present
		Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
		Director of Investor Relations	2000 to 2002
		Alliant Techsystems, Inc., various finance and investor relations positions	1992 to 2000

Eugene H. Seashore, Jr.	(56)	Vice President - Human Resources	2000 to present
		Vice President - Purchasing, Curwood, Inc. (2)	1999 to 2000
		Various human resource and management positions within the Company	1980 to 1999

James J. Seifert	(49)	Vice President, General Counsel and Secretary	2002 to present
		Tennant Company, Vice President, General Counsel and Secretary	1999 to 2002

Henry J. Theisen	(52)	Executive Vice President and Chief Operating Officer	2003 to present
		Vice President – Operations	2002 to 2003
		President - Bemis High Barrier Products (2)	2002 to 2003
		President - Curwood, Inc. (2)	1998 to 2003
		Various R&D, marketing, and management positions within the Company	1975 to 1998

Gene C. Wulf	(55)	Senior Vice President and Chief Financial Officer	2005 to present
		Vice President, Chief Financial Officer and Treasurer	2002 to 2005
		Vice President and Controller	1998 to 2002
		Vice President and Assistant Controller	1997 to 1998
		Various financial and management positions within the Company	1975 to 1997

(1)                Morgan Adhesives Company is a 100% owned subsidiary of the Company.

(2)                Bemis High Barrier Products includes the following 100 percent owned subsidiaries of the Company:  Banner Packaging, Inc., Bemis Clysar, Inc., Bemis Europe Holdings, S.A., Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc.

The Company’s annual CEO certification to the NYSE for the previous year was submitted to the NYSE on August 11, 2005. The Company’s CEO and CFO executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 which are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. No qualifications were taken with respect to any of the certifications.

ITEM 11 - EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005, and such information is expressly incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005, and such information is expressly incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005, and such information is expressly incorporated herein by reference.

PART  IV – ITEM 15

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements

Management’s Responsibility Statement
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the Three Years Ended December 31, 2005
Consolidated Balance Sheet at December 31, 2005 and 2004
Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 2005
Consolidated Statement of Stockholders’ Equity for each of the Three Years Ended December 31, 2005
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule for Years 2005, 2004, and 2003

Schedule II - Valuation and Qualifying Accounts and Reserves
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for each of the Three Years Ended December 31, 2005

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

BEMIS COMPANY, INC.

By	/s/ Gene C. Wulf	By	/s/ Stanley A. Jaffy
	Gene C. Wulf, Senior Vice President		Stanley A. Jaffy, Vice President
	and Chief Financial Officer		and Controller
	Date March 10, 2006		Date March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gene C. Wulf	/s/ Stanley A. Jaffy
Gene C. Wulf, Senior Vice President	Stanley A. Jaffy, Vice President
and Chief Financial Officer	and Controller (principal accounting officer)
Date March 10, 2006	Date March 10, 2006

/s/ Jeffrey H. Curler	/s/ John G. Bollinger
Jeffrey H. Curler, Chairman of the Board,	John G. Bollinger, Director
President, and Chief Executive Officer	Date March 10, 2006
Date March 10, 2006

/s/ William J. Bolton	/s/ Winslow H. Buxton
William J. Bolton, Director	Winslow H. Buxton, Director
Date March 10, 2006	Date March 10, 2006

/s/ David S. Haffner	/s/ Barbara L. Johnson
David S. Haffner, Director	Barbara L. Johnson, Director
Date March 10, 2006	Date March 10, 2006

/s/ Timothy M. Manganello	/s/ Nancy Parsons McDonald
Timothy M. Manganello, Director	Nancy Parsons McDonald, Director
Date March 10, 2006	Date March 10, 2006

/s/ Roger D. O’Shaughnessy	/s/ Edward N. Perry
Roger D. O’Shaughnessy, Director	Edward N. Perry, Director
Date March 10, 2006	Date March 10, 2006

/s/ William J. Scholle	/s/ Philip G. Weaver
William J. Scholle, Director	Philip G. Weaver, Director
Date March 10, 2006	Date March 10, 2006

Exhibit Index

Exhibit	Description	Form of Filing

2(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer and the therein listed sellers. (1)	Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (2)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (2)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (3)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (5)	Incorporated by Reference
10(a)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (6)	Incorporated by Reference
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and
	Restated as of August 4, 1999.* (7)	Incorporated by Reference
10(c)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (8)	Incorporated by Reference
10(d)	Bemis Retirement Plan, Amended and Restated as of December 31, 2005.*	Filed Electronically
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of December 31, 1999.* (9)	Incorporated by Reference

10(f)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers.* (4)	Incorporated by Reference
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan,
	Amended and Restated as of August 4, 1999.* (7)	Incorporated by Reference
10(h)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (10)	Incorporated by Reference
10(i)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (11)	Incorporated by Reference
10(j)	Credit Agreement dated as of September 2, 2004, among the Registrant, the
	various banks listed therein, and Bank One, NA, as Administrative Agent. (12)	Incorporated by Reference
10(k)	Resolution Amending Bemis Company, Inc. 2001 Stock Incentive Plan.* (4)	Incorporated by Reference
10(l)	Bemis Investment Incentive Plan, Amended and Restated Effective as of January 1, 2006.*	Filed Electronically
14	Financial Code of Ethics. (4)	Incorporated by Reference
21	Subsidiaries of the Registrant.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically
32	Section 1350 Certification of CEO and CFO	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 11, 2005 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(5)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(6)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 2001 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(11)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2005 (File No. 1-5277).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at	Additions			Foreign			Balance
Year Ended	Beginning	Charged to			Currency			at Close
December 31,	of Year	Profit & Loss	Writeoffs		Impact	Other		of Year

RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES
2005	$16,935	$14,638	$(14,009	) (2)	$(181)	$1,737	(1)	$19,120
2004	$14,949	$13,851	$(12,204	) (3)	$339			$16,935
2003	$13,689	$13,148	$(12,870	) (4)	$(224)	$1,206	(1)	$14,949

(1) Acquired with business unit acquisition.

(2) Net of $478,000 collections on accounts previously written off.

(3) Net of $254,000 collections on accounts previously written off.

(4) Net of $1,633,000 collections on accounts previously written off.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Bemis Company, Inc:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2006, which report and consolidated financial statements are included at Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 10, 2006