Form 10-Q
period 2006-03-31
BEMIS CO INC
filed 2006-05-10
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2006

Commission File Number 1-5277

BEMIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Neenah Center
4th Floor, P.O. Box 669
Neenah, Wisconsin	54956-0669
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 727-4100

222 South 9th Street, Suite 2300, Minneapolis, Minnesota 55402-4099, (612) 376-3000
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2006, the Registrant had 104,833,730 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the three months ended March 31, 2006.

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

	Three Months Ended March 31,
(dollars in millions except per share amounts)	2006	2005

Reconciliation by Segment of GAAP to Non-GAAP Operating Profit and Operating Profit as a Percentage of Net Sales

Flexible Packaging
Net Sales	$740.2	$688.1

Operating Profit as reported	70.8	69.9

Non-GAAP adjustments:
Restructuring and related charges	11.0
Operating Profit as adjusted	$81.8	$69.9

Operating Profit as a percentage of Net Sales
As reported	9.6%	10.2%
As adjusted	11.1%	10.2%

Pressure Sensitive Materials
Net Sales	$161.4	$143.8

Operating Profit as reported	$14.7	$7.6

Non-GAAP adjustments:
Restructuring and related charges	0.3	0.1
Operating Profit as adjusted	$15.0	$7.7

Operating Profit as a percentage of Net Sales
As reported	9.1%	5.3%
As adjusted	9.3%	5.4%

Reconciliation of GAAP to Non-GAAP Earnings per Share
Diluted earnings per share as reported	$0.354	$0.297

Non-GAAP adjustments per share, net of taxes:
Restructuring and related charges	0.065	0.001
Diluted earnings per share as adjusted	$0.419	$0.298

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Overview

First quarter 2006 diluted earnings per share was $0.35, which included $0.07 per share of restructuring and related charges. Excluding the impact of restructuring and related charges, earnings per share would have been $0.42 per share for the first quarter of 2006 compared to $0.30 per share in the first quarter of 2005. An 8.4 percent increase in net sales, from $831.9 million in the first quarter of 2005 to $901.6 million in the first quarter of 2006, primarily reflects the impact of higher selling prices and improved sales mix since the first quarter of 2005.

Market Conditions

The market for polymer resins and other polymer-based raw materials have been volatile during the past 18 months, at times experiencing record price increases and supply shortages. Bemis uses varying grades of many different polymer resins in our flexible packaging manufacturing operations, including nylon, polyester, polypropylene, EVOH (ethyl vinyl alcohol) and polyethylene. We have also experienced price volatility in other raw materials such as paper and adhesives used in both our flexible packaging and pressure sensitive materials business segments. We employ a business model that periodically adjusts product selling prices to reflect changes in raw material costs. During the first quarter of 2006, in accordance with our pricing policy and subject to customer contract provisions, our selling prices were adjusted to reflect certain changes in the cost of various raw materials that occurred in late 2005 and in early 2006. The time lag between raw material cost changes and selling price changes resulted in reduced operating margins in the first quarter of 2005. This negative pressure has been reduced with the moderation of certain raw material costs in early 2006.

Since selling prices are ultimately adjusted to reflect these changes in raw material costs, the impact of the time lag on our operating margins is expected to be short-term. We continue to experience increasing market demand for our high value-added products in both business segments. In the long run, we expect these market trends and our recent cost control efforts to have a more significant long-term impact on our profitability than raw material cost fluctuations.

Restructuring and Related Charges

In January 2006, we announced a facility consolidation project intended to reduce fixed costs and shift production to more modern and lower cost facilities. The current estimate of total restructuring and related charges is $35 million, of which $27 million is expected to be incurred during 2006. Charges include the estimated cost of plant shutdowns, corporate headquarters relocation, employee severance, equipment relocation and other related activities. We expect that once fully implemented, these actions will reduce annual operating costs by approximately $17 million. During the first quarter of 2006, we announced the planned closure of five flexible packaging facilities and one pressure sensitive materials facility. Manufacturing operations at these plants will cease at various times within the first nine months of 2006, and we expect to begin to realize the benefits of related expense reductions during the second half of 2006. We recorded $11.3 million of restructuring and related charges, before taxes, during the first quarter of 2006. Of this total charge, $6.8 million primarily reflects accelerated depreciation and is recorded in cost of products sold. The remaining $4.5 million primarily relates to employee costs and is recorded in other costs (income).

Results of Operations – First Quarter 2006

Consolidated Overview

Net sales for the first quarter ended March 31, 2006, were $901.6 million compared to $831.9 million in the first quarter of 2005, an increase of 8.4 percent. Currency effects increased net sales by about one percent compared to the same quarter of 2005.

Net income totaled $37.8 million for the first quarter of 2006, compared to $32.2 million for the same period of 2005. Diluted earnings per share were $0.35 for the first quarter compared to $0.30 in the first quarter of 2005. First quarter 2006 net income and earnings per share included the impact of a pre-tax restructuring charge of $11.3 million, $6.9 million net of tax or $0.07 per share.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $740.2 million compared to $688.1 million in the first quarter of 2005, a 7.6 percent increase. Currency effects accounted for 2.2 percent net sales growth during the current quarter, reflecting the impact of the strengthened Brazilian Real currency, partially offset by the weaker Euro currency. The remaining 5.4 percent sales increase reflects an increase in price and mix, which impacted all markets and reflects the impact of higher selling prices. Total unit volume for flexible packaging decreased by almost 2.0 percent compared to the first quarter of 2005. Unit volume in certain markets like meat, cheese, dry foods, medical and multipack products, representing about 45 percent of flexible packaging sales, increased by a healthy percentage compared to the first quarter of 2005. This positive volume impact was offset by decreases in unit volume for markets such as confectionery and snack foods, dairy and liquid products, bakery, industrial and pet products.

Operating profit from the flexible packaging business segment was $70.8 million, compared to $69.9 million during the first quarter of 2005. Restructuring and related charges totaling $11.0 million reduced operating profit during the first quarter of 2006. Excluding the impact of restructuring and related charges, operating profit as a percent of net sales would have increased to 11.1 percent in 2006 from 10.2 percent in 2005. Improved cost management in addition to reduced volatility in raw material costs in 2006 contributed to the improvement in operating profit compared to the first quarter of 2005.

Pressure Sensitive Materials Business Segment

First quarter net sales for the pressure sensitive materials business segment increased 12.2 percent to $161.4 million in 2006 compared to $143.8 million in 2005. Currency effects lowered net sales by about 4.3 percent compared to the first quarter of 2005, reflecting the weakening of the Euro currency. The increase in net sales is a result of double-digit unit sales volume increases in both label and graphic products. Unit sales volume of technical products was up about 2.0 percent compared to the first quarter of 2005. In total, the positive impact of the total increase of 13.5 percent in unit volume for pressure sensitive materials was further boosted by a 3.0 percent increase in price and mix. Sales mix improvements reflect the increased sales of higher priced graphic products.

Operating profit from the pressure sensitive materials business in the first quarter of 2006 was $14.7 million, or 9.1 percent of net sales, compared to $7.6 million, or 5.3 percent of net sales, in the first quarter of 2005. Operating profit for the first quarter of 2006 included restructuring and related charges of $0.3 million, while operating profit in the first quarter of 2005 included restructuring and related charges of $0.1 million. Excluding the impact of the restructuring related activities, operating profit as a percentage of net sales would have been 9.3 percent in the first quarter of 2006 compared to 5.4 percent in the same period of 2005. The improved operating margins are due to the change in sales mix reflecting a increased proportion of higher margin graphic and technical products.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $83.7 million in the first quarter of 2006 compared to $86.2 million for the first quarter of 2005. Lower selling, general and administrative expenses reflect our focused efforts to control costs. As a percentage of sales, this category of expenses decreased in the first quarter of 2006 to 9.3 percent compared to 10.4 percent in the same period of 2005. We expect selling, general and administrative expenses as a percentage of net sales for the total year 2006 to be in the range of 9.0 to 10.0 percent.

Interest Expense

Interest expense was $12.8 million for the first quarter of 2006, an increase of $4.4 million from the first quarter of 2005 primarily due to higher interest rates. For the quarter ended March 31, 2006, about 64 percent of our outstanding debt was subject to variable interest rates for which the effective interest rate was 5.6 percent. For the same period of 2005, substantially all of our debt was subject to variable interest rates for which the effective interest rate was 3.6 percent.

Other Costs (Income), Net

During the first quarter of 2006, other costs and income included $4.5 million of employee related costs resulting from the 2006 restructuring activities. These charges were partially offset by $2.0 million of interest income.

Income Taxes

Our effective tax rate was 39.0 percent in the first quarter of 2006, approximately equal to our rate for the same period of 2005 of 39.1 percent. The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 36.4 percent at March 31, 2006, compared to 35.8 percent at December 31, 2005. Total debt as of March 31, 2006 was $889.7 million, an increase of $45.6 million from December 31, 2005. Increased borrowing reflects seasonally higher levels of working capital at the end of the first quarter as the business prepares for the typically stronger second quarter, in addition to the funding of share repurchases during the first quarter of 2006.

Sources of Liquidity

Under the terms of a revolving credit agreement, we have the capacity to borrow up to $500.0 million through September 2, 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries. This facility is primarily used to support our issuance of commercial paper. On March 31, 2006, total commercial paper outstanding was $162.8 million, and multicurrency loans outstanding totaled $68.5 million. Excluding outstanding commercial paper and multicurrency loans, we had the capacity to borrow an additional $268.7 million under the credit facility as of March 31, 2006. In addition to the funds available under this credit facility, we also have the capability of issuing up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.

Uses of Liquidity

Net cash provided by operating activities increased to $49.0 million in the first quarter of 2006 compared to $30.1 million in the same period of 2005. This improvement reflects a smaller increase in working capital during the first quarter of 2006 compared to the same period of 2005.

Capital expenditures were $36.8 million for the quarter ended March 31, 2006, compared to $43.8 million for the same period of 2005. Capital expenditures for 2006 are expected to be in the range of $175 to $185 million, which is slightly lower than total capital expenditures of $187 million for the year ended December 31, 2005.

During the quarter ended March 31, 2006, we repurchased 600,000 shares of common stock in the open market for $17.8 million. The purchases were made under a 10b5-1 plan established to offset the dilutive impact of stock awards on an annual basis. As of March 31, 2006, the remaining balance of Board authorization for common stock repurchases was 2.2 million shares.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $5.0 million at December 31, 2005, to $2.2 million at March 31, 2006. The impact of this change was a $2.8 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; broad changes in customer order patterns; our ability to estimate costs associated with restructuring activities and related gains and losses on disposal of restructured assets; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the U.S. Department of Justice criminal investigation into competitive practices in the label stock industry, any related proceedings or civil lawsuits, and the investigation by European Anticompetitive Authorities into the competitive practices in the paper and forestry products industries; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict. These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements. In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

Graphic products – Pressure sensitive materials used for decorative signage, promotional items, displays, advertisements and visual communication applications.

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

Label products – Pressure sensitive materials sold in roll and/or sheet form and used by label converters for product labeling and promotional applications.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2006. For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The material set forth in Note 10 of the Notes to Consolidated Financial Statements included in Exhibit 19 to this Form 10-Q is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
January 1-31, 2006	400,000	$29.30	400,000
February 1-28, 2006	200,000	$30.42	200,000

Total		$29.67	600,000	2,224,896

On November 17, 2005, the Company adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase, during the first quarter of 2006, of up to 600,000 shares of its common stock in order to offset the dilutive effect of the Company’s stock used in annual incentive plans. This plan was completed with the repurchase of 600,000 shares of common stock during the first quarter of 2006. As of March 31, 2006, under authority granted by the Board of Directors in 2000, the Company may repurchase an additional 2,224,896 shares of its common stock.

ITEM 5. OTHER INFORMATION

On November 2, 2005, the Company announced that its Board of Directors had approved the move of the Bemis Company corporate headquarters from Minneapolis, Minnesota to Neenah, Wisconsin. With the completion of the Company’s Annual Meeting on May 4, 2006, the address of the new corporate headquarters will be One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54956-0669, and the new phone number will be (920) 727-4100.

At the Bemis Company, Inc. annual meeting of stockholders on May 4, 2006, the stockholders approved the Bemis Company, Inc. 2007 Stock Incentive Plan. A description of the Plan and a copy of the Plan document can be found in the Company’s proxy statement filed with the Securities and Exchange Commission of March 21, 2006.

ITEM 6. EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 5, 2006	/s/Gene C. Wulf
Gene C. Wulf, Senior Vice President and Chief Financial Officer

Date	May 5, 2006	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing
2(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer and the therein listed sellers. (1)	Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (2)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (2)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (3)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (5)	Incorporated by Reference
10(m)	Bemis Company, Inc. 2007 Stock Incentive Plan. (6)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

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

(2)                                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(3)                                  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(4)                                  Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).

(5)                                  Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).

(6)                                  Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2006 (File No. 1-5277).