Form 10-Q
period 2006-06-30
BEMIS CO INC
filed 2006-08-09
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2006

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
YES ☒   NO  ☐

Indicateby check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer  ☒     Accelerated Filer  ☐     Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company.  YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 8, 2006, the Registrant had 104,836,030 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended June 30, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions except per share amounts)	2006	2005	2006	2005

Reconciliation by Segment of GAAP to Non-GAAP Operating Profit and Operating Profit as a Percentage of Net Sales

Flexible Packaging
Net Sales	$767.5	$724.7	$1,507.7	$1,412.8
Operating Profit as reported	88.6	80.7	159.5	150.6
Non-GAAP adjustments:
Restructuring and related charges	8.7	0.5	19.7	0.5
Operating Profit as adjusted	$97.3	$81.2	$179.2	$151.1
Operating Profit as a percentage of Net Sales
As reported	11.5%	11.1%	10.6%	10.7%
As adjusted	12.7%	11.2%	11.9%	10.7%

Pressure Sensitive Materials
Net Sales	$166.3	$155.2	$327.7	$299.0
Operating Profit as reported	14.8	9.3	29.5	16.9
Non-GAAP adjustments:
Restructuring and related charges	0.1		0.4
Operating Profit as adjusted	$14.9	$9.3	$29.9	$16.9
Operating Profit as a percentage of Net Sales
As reported	8.9%	6.0%	9.0%	5.6%
As adjusted	9.0%	6.0%	9.1%	5.6%

Reconciliation of GAAP to Non-GAAP Earnings per Share
Diluted earnings per share as reported	$0.459	$0.380	$0.813	$0.677
Non-GAAP adjustments per share, net of taxes:
Restructuring and related charges	0.050	0.003	0.115	0.003
Diluted earnings per share as adjusted	$0.509	$0.383	$0.928	$0.680

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Second quarter 2006 diluted earnings per share were $0.46, which included $0.05 per share of restructuring and related charges.  Excluding the impact of restructuring and related charges, diluted earnings per share would have been $0.51 per share for the second quarter of

2006 compared to $0.38 per share in the second quarter of 2005.  Net sales for the second quarter ended June 30, 2006, were $933.8 million compared to $879.9 million in the second quarter 2005, an increase of 6.1 percent.

Market Conditions

Bemis uses varying grades of many different polymer resins in our flexible packaging manufacturing operations, including nylon, polyester, polypropylene, EVOH (ethyl vinyl alcohol) and polyethylene.  The market for polymer resins and other polymer-based raw materials has been volatile during the past two years, at times experiencing record price increases and supply shortages.  We have also experienced price volatility in other raw materials such as paper and adhesives used in both our flexible packaging and pressure sensitive materials business segments. We employ a business model that periodically adjusts product selling prices to reflect changes in raw material costs.  The Company generally experiences a time lag between the point in time raw material prices change and when that raw material price change is implemented into the selling price.  In periods of escalating raw material prices the Company’s margins are generally negatively impacted.  In periods of falling raw material prices the Company generally has a favorable impact.  During the first six months of 2005 the Company experienced the unfavorable impact of rising raw material prices while the first six months of 2006 experienced the benefit of falling raw material prices.

Since selling prices are ultimately adjusted to reflect changes in raw material costs, the impact of the time lag on our operating margins is expected to be short-term.  We continue to experience increasing market demand for our high value-added products in both business segments.  In the long run, we expect these trends and our recent cost control efforts to have a more significant long-term favorable impact on our profitability than raw material cost fluctuations.

Restructuring and Related Charges

In January 2006, we announced a facility consolidation project intended to reduce fixed costs and shift production to more modern and lower cost facilities.  The current estimate of total restructuring and related charges is $35 million, of which $31 million is expected to be incurred during 2006.  Charges include the estimated cost of plant shutdowns, corporate headquarters relocation, employee severance, equipment relocation and other related activities.  We expect that once fully implemented, these actions will reduce annual operating costs by approximately $17 million.  During the first quarter of 2006, we announced the planned closure of five flexible packaging facilities and one pressure sensitive materials facility. Manufacturing operations at these plants will cease at various times within the first nine months of 2006, and we expect to begin to realize the benefits of related expense reductions during the second half of 2006.  We recorded $20.1 million of restructuring and related charges, before taxes, during the first six months of 2006.  Of this total charge, $11.2 million primarily reflects accelerated depreciation and is recorded in cost of products sold.  The remaining $8.9 million primarily relates to employee costs and is recorded in other costs (income).

Results of Operations – Second Quarter 2006

Consolidated Overview

Net sales for the second quarter ended June 30, 2006, were $933.8 million compared to $879.9 million in the second quarter of 2005, an increase of 6.1 percent.  Currency effects increased net sales by 1.7 percent compared to the same quarter of 2005.

Net income totaled $48.9 million for the second quarter of 2006, compared to $41.2 million for the same period of 2005.  Diluted earnings per share were $0.46 for the second quarter compared to $0.38 in the second quarter of 2005.  Second quarter 2006 net income and earnings per share included the impact of a pre-tax restructuring charge of $8.8 million, $5.4 million net of tax or $0.05 per diluted share.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $767.5 million compared to $724.7 million in the second quarter of 2005, a 5.9 percent increase. Currency effects accounted for 2.1 percent net sales growth during the current quarter, primarily reflecting the impact of the strengthened Brazilian Real currency.  The remaining 3.8 percent sales increase was driven by significant net sales increases in markets such as meat and cheese, dry foods, medical, health and hygiene, dairy and liquids, and multipack products, which markets represent about 63 percent of flexible packaging sales in the second quarter of 2006.  This positive net sales growth was partially offset by lower net sales to markets such as confectionery and snack foods, industrial and pet products.

Operating profit from the flexible packaging business segment was $88.6 million, or 11.5 percent of net sales, during the second quarter of 2006 compared to $80.7 million, or 11.1 percent of net sales during the second quarter of 2005.  Restructuring and related charges totaling $8.7 million and $0.5 million reduced operating profit during the second quarters of 2006 and 2005, respectively.  Excluding the impact of restructuring and related charges, operating profit as a percent of net sales would have increased to 12.7 percent in 2006 from 11.2 percent in 2005.  Improved cost management in addition to moderating raw material costs in 2006 contributed to the improvement in operating profit compared to the second quarter of 2005.

Pressure Sensitive Materials Business Segment

Second quarter net sales for the pressure sensitive materials business segment increased 7.1 percent to $166.3 million in 2006 compared to $155.2 million in 2005.  Currency translation was insignificant to sales growth for the second quarter of 2006.  The increase in net sales was driven by sales growth in label, graphics, and technical products.  Unit sales volume increased in each of the product lines.  Sales mix improvements reflect the increased sales of higher priced graphic products.

Operating profit from the pressure sensitive materials business in the second quarter of 2006 was $14.8 million, or 8.9 percent of net sales, compared to $9.3 million, or 6.0 percent of net sales, in the second quarter of 2005.  Operating profit for the second quarter of 2006 included restructuring and related charges of $0.1 million related to the previously announced closure of one plant.  Excluding the impact of the restructuring related activities, operating profit as a percentage of net sales would have been 9.0 percent in the second quarter of 2006 compared to 6.0 percent in the same period of 2005.  The improvement in operating margins is due to ongoing cost improvement efforts combined with a change in sales mix which reflects an increased proportion of higher margin graphics products.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $84.9 million in the second quarter of 2006 compared to $81.5 million for the second quarter of 2005.  As a percentage of sales, this category of expenses decreased in the second quarter of 2006 to 9.1 percent compared to 9.3 percent in the same period of 2005.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2006 to be in the range of 9.0 to 9.5 percent.

Interest Expense

Interest expense was $13.1 million for the second quarter of 2006, an increase of $3.2 million from the second quarter of 2005 primarily due to higher interest rates.  For the quarter ended June 30, 2006, about 59 percent of our outstanding debt was subject to variable interest rates for which the effective interest rate was 5.2 percent.  For the same period of 2005, substantially all of our debt was subject to variable interest rates for which the effective interest rate was 3.2 percent.

Other Costs (Income), Net

During the second quarter of 2006, other costs and income included $4.4 million of employee related costs resulting from the 2006 restructuring activities.  These charges were substantially offset by financial income.

Income Taxes

Our effective tax rate was 39.0 percent in the second quarter of 2006, slightly less than our rate for the same period of 2005 of 39.5 percent.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Results of Operations – Six Months Ended June 30, 2006

Consolidated Overview

Net sales for the six months ended June 30, 2006, were $1.8 billion compared to $1.7 billion in the first six months of 2005, an increase of 7.2 percent.  Currency effects increased net sales by 1.4 percent in the first six months of 2006 compared to the same period of 2005.

Net income totaled $86.7 million for the first six months of 2006, compared to $73.5 million for the same period of 2005.  Diluted earnings per share were $0.81 for the first six months compared to $0.68 for the first six months of 2005.  For the first six months of 2006 net income and earnings per share included the impact of pre-tax restructuring charges of $20.1 million, $12.2 million net of tax or $0.11 per diluted share.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $1.5 billion compared to $1.4 billion in the first six months of 2005, a 6.7 percent increase.  Currency effects increased net sales by 2.1 percent in the first six months of 2006 compared to the same period of 2005.  The remaining 4.6 percent sales increase was driven by significant net sales increases in markets such as meat and cheese, dry foods, medical, health and hygiene, dairy and liquids, and multipack products, which markets represent about 62 of flexible packaging sales.  This positive net sales growth was partially offset by lower net sales to the confectionery and snack food market as well as other food market categories that in total represent about 16 percent of flexible packaging sales.

Operating profit from the flexible packaging business segment was $159.5 million, compared to $150.6 million during the first six months of 2005.  Restructuring and related charges totaling $19.7 million reduced operating profit during the first six months of 2006.  Excluding the impact of restructuring and related charges, operating profit as a percent of net sales would have increased to 11.9 percent in 2006 from 10.7 percent in 2005.  Improved cost management in addition to moderating raw material costs in 2006 contributed to the improvement in operating profit compared to the first half of 2005.  Management expects material costs to rise in the second half of 2006.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment increased 9.6 percent to $327.7 million during the first six months of 2006 compared to $299.0 million in 2005.  Currency effects reduced net sales by 2.1 percent in the first six months of 2006 compared to the same period of 2005.  The increase in net sales was driven by sales growth in label, graphics, and technical products.

Operating profit from the pressure sensitive materials business in the first six months of 2006 was $29.5 million, or 9.0 percent of net sales, compared to $16.9 million, or 5.6 percent of net sales, in the same period of 2005.  Operating profit for the first six months of 2006 included restructuring and related charges of $0.4 million.  Excluding the impact of restructuring and related charges, operating profit as a percent of net sales would have increased to 9.1 percent in 2006 from 5.6 percent in 2005.  The improvement in operating margins is due to ongoing cost improvement efforts combined with a change in sales mix which reflects an increased proportion of higher margin graphics and technical products.  Management expects material costs to rise in the second half of 2006.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $168.6 million for the six months ended June 30, 2006, compared to $167.7 million for the first six months of 2005.  As a percentage of sales, this category of expenses decreased in the first six months of 2006, to 9.2 percent compared to 9.8 percent in the same period of 2005.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2006 to be in the range of 9.0 to 9.5 percent.

Interest Expense

Interest expense was $25.9 million for the first six months of 2006, an increase of $7.5 million from the same period of 2005 primarily due to higher interest rates.

Other Costs (Income), Net

During the six months ended June 30, 2006, other costs and income totaled $2.7 million of net other costs compared to $1.9 million of net other costs in the same period of 2005.  Employee related costs resulting from restructuring activities totaled $8.9 million in the first six months of 2006.  These costs were partially offset by increased interest and other financial income in 2006.

Income Taxes

Our effective tax rate was 39.0 percent in the first six months of 2006, slightly less than our rate for the same period of 2005 of 39.3 percent.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 34.4 percent at June 30, 2006, compared to 35.7 percent at December 31, 2005.  Total debt as of June 30, 2006 was $845.8 million, almost equal to the balance of $844.1 at December 31, 2005.  Strong cash flows for the six months ended June 30, 2006, were used to support seasonally higher working capital levels at the end of the quarter, dividend payments, a strong capital expenditure program, and the funding of share repurchases during the first quarter of 2006.

Sources of Liquidity

Under the terms of a revolving credit agreement, we have the capacity to borrow up to $500 million through September 2, 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  This facility is primarily used to support our issuance of commercial paper.  On June 30, 2006, total commercial paper outstanding was $130.0 million, and multicurrency loans outstanding totaled $64.4 million.  We had the capacity to borrow an additional $297.6 million under the credit facility as of June 30, 2006.  In addition to the funds available under this credit facility, we also have the capability of issuing up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.

Uses of Liquidity

Net cash provided by operating activities increased to $168.1 million in the first six months of 2006 compared to $106.4 million in the same period of 2005.  Higher levels of net income and a modest increase in working capital during the first six months of 2006 resulted in improved cash flow for the period ended June 30, 2006.

Capital expenditures were $79.8 million for the six months ended June 30, 2006, compared to $87.1 million for the same period of 2005.  Capital expenditures for 2006 are expected to be in the range of $175 to $185 million, which is slightly lower than total capital expenditures of $187 million for the year ended December 31, 2005.

Business acquisitions and adjustments of $10.8 million for the first six months of 2006 reflects the acquisition of the remaining minority interest of our three Mexican joint venture operations and, an adjustment to the purchase price of Dixie Toga, originally acquired in January 2005.

In the first six months ended June 30, 2006, we repurchased 600,000 shares of common stock in the open market for $17.8 million.  The purchases were made under a 10b5-1 plan established to offset the dilutive impact of stock awards on an annual basis.  As of June 30, 2006, the remaining balance of Board authorization for common stock repurchases was 2.2 million shares.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $5.0 million at December 31, 2005, to $0.4 million at June 30, 2006.  The impact of this change was a $4.6 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to estimate costs associated with restructuring activities and related gains and losses on disposal of restructured assets; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the U.S. Department of Justice criminal investigation into competitive practices in the label stock industry, any related proceedings or civil lawsuits, and the investigation by European Anticompetitive Authorities into the competitive practices in the paper and forestry products industries; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2006.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 10 of the Notes to Consolidated Financial Statements included in Exhibit 19 to this Form 10-Q is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company’s 2006 Annual Meeting of Shareholders was held on May 4, 2006.

(b)                                 (1)      The shareholders voted for four director nominees for three-year terms.  There were no abstentions and no broker non-votes.  The vote was as follows:

Name of Candidate	Votes For	Votes Withheld
William J. Bolton	93,980,535	2,001,371
Barbara L. Johnson	93,923,421	2,058,485
Paul S. Peercy	94,004,372	1,977,534
Gene C. Wulf	88,720,231	7,261,675

(2)                  The shareholders voted to approve the 2007 Stock Incentive Plan.  The vote was 46,872,475 for, 33,557,449 against, and 1,726,741 abstentions.  There were 13,825,240 broker non-votes.

(3)                  The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the 2006 fiscal year.  The vote was 93,885,056 for, 1,273,734 against, and 823,114 abstentions.  There were no broker non-votes.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 9, 2006	/s/Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	August 9, 2006	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing
2(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer and the therein listed sellers. (1)	Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (2)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (2)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (3)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (5)	Incorporated by Reference
10(m)	Bemis Company, Inc. 2007 Stock Incentive Plan. (6)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

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