Form 10-Q
period 2006-09-30
BEMIS CO INC
filed 2006-11-08
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2006, the Registrant had 104,836,030 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended September 30, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Generally about 60 percent of our total company net sales are to customers in the food industry.

Third quarter 2006 diluted earnings per share were $0.45, an increase of 9.8 percent compared to $0.41 per share in the same period of 2005.  Net sales for the third quarter ended September 30, 2006, were $903.3 million compared to $870.1 million in the third quarter 2005, a 3.8 percent increase.

Market Conditions

Bemis uses varying grades of many different polymer resins in our flexible packaging manufacturing operations, including nylon, polyester, polypropylene, EVOH (ethyl vinyl alcohol) and polyethylene.  The market for polymer resins and other polymer-based raw materials has been volatile during the past two years, at times experiencing record price increases and supply shortages.  We have also experienced price volatility in other raw materials such as paper and adhesives used in both our flexible packaging and pressure sensitive materials business segments. We employ a business model that periodically adjusts product selling prices to reflect changes in raw material costs.  The time lag between raw material cost changes and selling price changes resulted in reduced operating margins in early 2005 and improved operating margins in early 2006.

Since selling prices are ultimately adjusted to reflect changes in raw material costs, the impact of the time lag on our operating margins is expected to be short-term.  We continue to experience increasing market demand for our high value-added products in both business segments.  In the long run, we expect these growth trends and our recent cost management efforts to have a more significant long-term impact on our profitability than raw material cost fluctuations.

Restructuring and Related Charges

In the first quarter of 2006, we announced the planned closure of five flexible packaging facilities and one pressure sensitive materials facility, intended to reduce fixed costs and shift production to more modern and lower cost facilities.  The current estimate of total restructuring and related charges is $35 million.  Charges include the estimated cost of plant shutdowns, corporate headquarters relocation, employee severance, equipment relocation and other related activities.  We expect these actions to reduce annual operating costs by approximately $17 million.  We recorded $25.5 million of restructuring and related charges, before taxes, during the first nine months of 2006.  Of this total charge, $11.9 million is recorded in cost of products sold and primarily relates to accelerated depreciation.  The remaining $13.6 million is recorded in other costs (income) and primarily reflects employee-related costs.

Results of Operations – Third Quarter 2006

Consolidated Overview

Net sales for the third quarter ended September 30, 2006, were $903.3 million compared to $870.1 million in the third quarter of 2005, an increase of 3.8 percent.  Currency effects increased net sales by 2.1 percent compared to the same quarter of 2005.

Net income totaled $48.0 million for the third quarter of 2006, compared to $44.2 million for the same period of 2005.  Diluted earnings per share was $0.45 for the third quarter compared to $0.41 in the third quarter of 2005.  Third quarter 2006 net income included a $5.5 million pre-tax restructuring charge.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $749.1 million this quarter compared to $723.0 million in the third quarter of 2005, a 3.6 percent increase. Currency effects accounted for 2.0 percent net sales growth during the current quarter, primarily reflecting the impact of the strengthened Brazilian Real currency.  The remaining 1.6 percent sales increase was driven by net sales increases in markets such as meat and cheese, bakery, pet products, health and hygiene, medical and multipack products, representing about 58 percent of flexible packaging sales.  Net sales to other market categories were unchanged compared to the third quarter of 2005, except for the confectionery and snack market where net sales decreased by over 10 percent compared to 2005.

Segment operating profit from the flexible packaging business segment was $92.0 million during the third quarter of 2006 compared to $89.0 million during the third quarter of 2005 (See accompanying notes to the financial statements, Note 10, “Segments of Business”, for a reconciliation of operating profit to income before income taxes).  Segment operating profit as a percentage of net sales for the third quarter was 12.3 percent for both 2006 and 2005.  Restructuring and related charges totaling $5.1 million reduced operating profit during the third quarter of 2006.  Improved cost management in addition to moderating raw material costs in 2006 contributed to improved levels of operating profit compared to the third quarter of 2005.

Pressure Sensitive Materials Business Segment

Third quarter net sales for the pressure sensitive materials business segment increased 4.8 percent to $154.2 million in 2006 compared to $147.2 million in 2005. Currency effects accounted for 2.3 percent net sales growth.   The increase in net sales was driven by sales growth in label, graphics, and technical products.  Unit sales volume increased in each of the product lines.

Segment operating profit from the pressure sensitive materials business in the third quarter of 2006 was $11.5 million, or 7.4 percent of net sales, compared to $9.6 million, or 6.5 percent of net sales, in the third quarter of 2005 (See accompanying notes to the financial statements, Note 10, “Segments of Business”, for a reconciliation of operating profit to income before income taxes).  Segment operating profit for the third quarter of 2006 included restructuring and related charges of $0.6 million related to the previously announced closure of one plant. Segment operating profit for the third quarter of 2005 included a net gain of $0.9 million from the sale of a manufacturing facility that was closed in late 2003.  The improvement in operating margins is due primarily to ongoing cost improvement efforts.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $81.2 million in the third quarter of 2006 compared to $82.8 million for the third quarter of 2005.  As a percentage of sales, this category of expenses decreased in the third quarter of 2006 to 9.0 percent compared to 9.5 percent in the same period of 2005.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2006 to be in the range of 9.0 to 9.3 percent.

Interest Expense

Interest expense was $11.7 million for the third quarter of 2006, an increase of $1.8 million from the third quarter of 2005 reflecting an increase in interest rates partially offset by the impact of lower debt levels compared to the same period of 2005.

Other Costs (Income), Net

During the third quarter of 2006, other costs and income included $4.7 million of employee-related costs resulting from the 2006 restructuring activities and $5.5 million of financial income.  Other income during the third quarter of 2006 also includes a $4.4 million favorable resolution of a litigated Brazilian excise tax liability related to our flexible packaging operations.

Income Taxes

Our effective tax rate was 38.9 percent in the third quarter of 2006, lower than our rate for the same period of 2005 of 39.6 percent.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Results of Operations – Nine Months Ended September 30, 2006

Consolidated Overview

Net sales for the nine months ended September 30, 2006, were $2.7 billion compared to $2.6 billion in the first nine months of 2005, an increase of 6.1 percent.  Currency effects increased net sales by 1.7 percent in the first nine months of 2006 compared to the same period of 2005.

Net income totaled $134.7 million for the first nine months of 2006, compared to $117.6 million for the same period of 2005.  Diluted earnings per share was $1.26 for the first nine months compared to $1.09 for the first nine months of 2005.  For the first nine months of 2006 net income included the impact of pre-tax restructuring charges of $25.5 million.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $2.3 billion compared to $2.1 billion in the first nine months of 2005, a 5.7 percent increase.  Currency effects increased net sales by 2.1 percent in the first nine months of 2006 compared to the same period of 2005.  The remaining 3.6 percent sales increase was driven by strong net sales growth in markets such as meat and cheese, dry foods, medical, health and hygiene, bakery, pet products, dairy and liquids, and multipack products, representing about 70 percent of flexible packaging sales.  This positive net sales growth was partially offset by lower net sales to the confectionery and snack market as well as other food market categories.

Segment operating profit from the flexible packaging business segment was $251.5 million, or 11.1 percent of net sales, compared to $239.6 million, or 11.2 percent of net sales, during the first nine months of 2005.  Restructuring and related charges totaling $24.8 million reduced segment operating profit during the first nine months of 2006.  Improved cost management in addition to moderating raw material costs in 2006 increased segment operating profit compared to the first half of 2005.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment increased 8.0 percent to $482.0 million during the first nine months of 2006 compared to $446.2 million in 2005.  Currency effects reduced net sales by 0.5 percent in the first nine months of 2006 compared to the same period of 2005.  The increase in net sales was driven by sales volume growth in label, graphics, and technical products.

Segment operating profit from the pressure sensitive materials business in the first nine months of 2006 was $40.9 million, or 8.5 percent of net sales, compared to $26.5 million, or 5.9 percent of net sales, in the same period of 2005.  Operating profit for the first nine months of 2006 included restructuring and related charges of $0.9 million.  Operating profit for the first nine months of 2005 included a net gain of $0.9 million on the sale of a manufacturing property site that was closed in late 2003.  The improvement in operating margins in 2006 is due to ongoing cost improvement efforts combined with a change in sales mix which reflects an increased proportion of higher margin products.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased slightly to $249.7 million for the nine months ended September 30, 2006, compared to $250.5 million for the first nine months of 2005.  As a percentage of sales, this category of expenses decreased in the first nine months of 2006, to 9.1 percent compared to 9.7 percent in the same period of 2005.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2006 to be in the range of 9.0 to 9.3 percent.

Interest Expense

Interest expense was $37.5 million for the first nine months of 2006, an increase of $9.4 million from the same period of 2005 due to generally higher interest rates.

Other Costs (Income), Net

During the nine months ended September 30, 2006, other costs and income totaled $1.7 million of net other income compared to $1.1 million of net other costs in the same period of 2005.  Costs resulting from restructuring activities totaled $13.6 million in the first nine months of 2006, primarily related to employee severance and relocation.   These costs were more than offset by financial income and a favorable resolution of a litigated Brazilian excise tax liability.

Income Taxes

Our effective tax rate was 39.0 percent in the first nine months of 2006, slightly less than our rate for the same period of 2005 of 39.4 percent.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 32.2 percent at September 30, 2006, compared to 35.7 percent at December 31, 2005.  Total debt as of September 30, 2006 was $781.7 million, a decrease of $62.4 million from the balance of $844.1 at December 31, 2005.  Healthy cash flows for the nine months ended September 30, 2006, were used to support a strong capital expenditure program, dividend payments, share repurchases and debt reduction.

Sources of Liquidity

Net cash provided by operating activities increased to $288.5 million in the first nine months of 2006 compared to $253.7 million in the same period of 2005.  Higher levels of net income and a net decrease in working capital during the first nine months of 2006 resulted in improved cash flow for the period ended September 30, 2006.

Under the terms of a revolving credit agreement, we have the capacity to borrow up to $500.0 million through September 2, 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  This facility is primarily used to support our issuance of commercial paper.  On September 30, 2006, total commercial paper outstanding was $79.3 million, and multicurrency loans outstanding totaled $50.2 million.  As of September 30, 2006, we had the capacity to borrow an additional $362.5 million under the credit facility.  In addition to the funds available under this credit facility, we also have the capability of issuing up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  Based on our current operating plans, management expects cash flow from operations and available liquidity described above to be sufficient to support ongoing operating activities.

Uses of Liquidity

Capital expenditures were $114.5 million for the nine months ended September 30, 2006, compared to $122.5 million for the same period of 2005.  Capital expenditures for 2006 are expected to be in the range of $175 to $185 million, slightly lower than total capital expenditures of $187 million for the year ended December 31, 2005.

Business acquisitions and adjustments of $10.8 million for the first nine months of 2006 reflects an adjustment to the purchase price of Dixie Toga, originally acquired in January, 2005 and the acquisition of the minority interest of our three Mexican joint venture operations.

In the first nine months ended September 30, 2006, we repurchased 600,000 shares of common stock in the open market for $17.8 million.  The purchases were made during the first quarter under a 10b5-1 plan established to offset the dilutive impact of stock awards on an annual basis.  As of September 30, 2006, the remaining balance of Board authorization for common stock repurchases was 2.2 million shares.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $5.0 million at December 31, 2005, to $3.2 million at September 30, 2006.  The impact of this change was a $1.8 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to estimate costs and future savings associated with restructuring activities and related gains and losses on disposal of restructured assets; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the civil lawsuits related to competitive practices in the label stock industry, and the investigation by European Commission into the competitive practices in the paper and forestry products industries; unexpected outcomes in our current and future domestic and international tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2006.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

BEMIS COMPANY, INC.

Date	November 8, 2006	/s/Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	November 8, 2006	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing
2(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer and the therein listed sellers. (1)	Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (2)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (2)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (3)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (5)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

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