Form 10-K
period 2006-12-31
BEMIS CO INC
filed 2007-03-01
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

                                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 1-5277

BEMIS COMPANY, INC.

(Exact name of Registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54956-0669
(Address of principal executive offices)

(920) 727-4100

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the Registrant is a shell company.    Yes☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on June 30, 2006, based on a closing price of $30.62 per share as reported on the New York Stock Exchange, was $3,210,079,000.

As of February 28, 2007, the Registrant had 104,591,366 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement - Annual Meeting of Stockholders May 3, 2007 - Part III

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	8

Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 8.	Financial Statements and Supplementary Data	18
	Management’s Responsibility Statement	18
	Report of Independent Registered Public Accounting Firm	19
	Consolidated Statement of Income	20
	Consolidated Balance Sheet	21
	Consolidated Statement of Cash Flows	22
	Consolidated Statement of Stockholders’ Equity	23
	Notes to Consolidated Financial Statements	24

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	42

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	42
Item 11.	Executive Compensation	43

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accountant Fees and Services	43

Part IV
Item 15.	Exhibits and Financial Statement Schedules	43

	Signatures	44
	Exhibit Index	45

	Schedule II — Valuation and Qualifying Accounts and Reserves	46
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	46

	Exhibit 10(e) — Bemis Supplemental Retirement Plan	47
	Exhibit 10(f) — Bemis Supplemental Retirement Plan for Senior Officers	52

	Exhibit 21 — Subsidiaries of the Registrant	59
	Exhibit 23 — Consent of PricewaterhouseCoopers LLP	61

	Exhibit 31.1 — Certification of Jeffrey H. Curler, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated February 28, 2007	62

	Exhibit 31.2 — Certification of Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated February 28, 2007	63

	Exhibit 32 — Certification of Jeffrey H. Curler, Chief Executive Officer of the Company, and Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Section 1350, dated February 28, 2007	64

PART I - ITEMS 1, 2, 3, and 4

ITEM 1 - BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a principal manufacturer of flexible packaging products and pressure sensitive materials, selling to customers throughout the United States, Canada, South America, and Europe with a growing presence in Asia Pacific and Mexico.  In 2006, approximately 82 percent of the Company’s sales were derived from the Flexible Packaging segment and approximately 18 percent were derived from the Pressure Sensitive Materials segment.

The Company’s products are sold to customers primarily in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Company’s operations in its business segments is available at Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2006, the Company had approximately 15,700 employees, about 10,400 of whom were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving three different international unions, one independent union, and 15 individual contracts with terms ranging from one to six years.  During 2006, two contracts covering approximately 300 employees at two different locations in the United States were successfully negotiated.  Four domestic labor agreements covering approximately 300 employees are scheduled to expire in 2007.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving nine different unions with terms ranging from one to two years.

Working capital elements fluctuate throughout the year in relation to the level of customer volume and other marketplace conditions.  Inventory levels reflect a reasonable balance between raw material pricing and availability, and the Company’s commitment to promptly fill customer orders.  Manufacturing backlogs are not a significant factor in the industries in which the Company operates.  The business of each of the segments is not seasonal to any significant extent.

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

Flexible Packaging Segment

The flexible packaging segment manufactures a broad range of consumer and industrial packaging.  Multilayer flexible polymer film structures and laminates are sold for food, medical, and personal care products as well as non-food applications utilizing vacuum or modified atmosphere packaging.  Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, custom thermoformed plastic packaging, multiwall and single-ply paper bags, printed paper roll stock, and bag closing materials.  Markets for our products include processed and fresh meat, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, seed, lawn and garden, tissue, fresh produce, personal care and hygiene, disposable diapers, printed shrink overwrap for the food and beverage industry, agribusiness, pharmaceutical, minerals, and medical device packaging.

Pressure Sensitive Materials Segment

The pressure sensitive materials segment manufactures pressure sensitive materials that are sold into label markets, graphic markets, and technical markets.

Products for label markets include narrow-web rolls of pressure sensitive paper, film, and metalized film printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume data processing (EDP) stocks, bar code labels, and numerous laser printing applications.  Primary markets include food and consumer goods, inventory control labeling, shipping labels, postage stamps, and laser/ink jet printed labels.

Products for graphic markets include pressure sensitive papers and films used for decorative signage through computer-aided plotters, digital and screen printers, and photographic overlaminate and mounting materials including optically clear films with built-in UV inhibitors.  Offset printers, sign makers, and photo labs use these products on short-run and/or digital printing technology to create signs or vehicle graphics.  Primary markets are indoor and outdoor signage, photograph and digital print overlaminates, and vehicle graphics.

Products for technical markets are pressure sensitive materials that are technically engineered for performance in varied industrial applications.  They include micro-thin film adhesives used in delicate electronic parts assembly and pressure sensitives utilizing foam and tape based stocks to perform fastening and mounting functions.  Tapes sold to medical markets feature medical-grade adhesives suitable for direct skin contact.  Primary markets are electronics, automotive, construction, medical, and pharmaceuticals.

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

Raw Materials

Plastic resins and films, paper, inks, adhesives, and chemicals constitute the basic major raw materials.  These are purchased from a variety of industry sources and the Company is not dependent on any one supplier for its raw materials.  While temporary industry-wide shortages of raw materials may occur, the Company expects to continue to successfully manage raw material supplies without significant supply interruptions, as demonstrated during the 2005 hurricane season.  Currently, raw materials are readily available.

Research and Development Expense

Research and development expenditures were as follows:

(in thousands)	2006	2005	2004
Flexible Packaging	$20,036	$18,920	$16,923
Pressure Sensitive Materials	4,988	4,608	4,215
Total	$25,024	$23,528	$21,138

Environmental Control

Compliance with federal, state, and local provisions which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

Available Information

The Company is a large accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 100 F St., N.E., Washington, DC 20549 (call 1-202-551-8090 or 1-800-732-0330 for hours of operation). Electronically filed reports can also be accessed through the Company’s own website (http://www.bemis.com), under Investor Relations/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54957-0669, or calling (920) 727-4100.  In addition, the Company’s Board Committee charters, Principles of Corporate Governance, and the Company’s code of business conduct and ethics can be electronically accessed at the Company’s website under Company Overview or, free of charge, by writing directly to the Company, Attention:  Corporate Secretary.  The Company has adopted a Financial Code of Ethics which is filed as an exhibit to this Annual Report on Form 10-K, and is also posted on the Company’s website.  The Company intends to post any amendment to, or waiver from, a provision of the Financial Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions on the Investor Relations section of its website (www.bemis.com) promptly following the date of such amendment or waiver.

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

ITEM 1A - RISK FACTORS

Funded status of pension plans—Recognition of pension liabilities may cause a significant reduction in stockholders’ equity.

Statement of Financial Accounting Standards (FAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, requires balance sheet recognition of the funded status of our defined benefit pension and postretirement benefit plans.  If the fair value of our pension plans’ assets at a future reporting date decreases or if the discount rate used to calculate the projected benefit obligation (PBO) as of that date decreases, we will be required to record the incremental change in the excess of PBO over the fair value of the assets as a reduction of stockholders’ equity.  The resulting non-cash after-tax charge would not reduce reported earnings.  It would be recorded directly as a decrease in the Accumulated Other Comprehensive Income component of stockholders’ equity.  While we cannot estimate the future funded status of our pension liability with any certainty at this time, we believe that if the market value of assets or the discount rate used to calculate our pension liability decreases, the adjustment could significantly reduce our stockholders’ equity.  A significant reduction in stockholders’ equity may impact our compliance with debt covenants or could cause a downgrade in our credit ratings that could also adversely impact our future cost and speed of borrowing and have an adverse affect on our financial condition, results of operations and liquidity.  We have identified pension assumptions as critical accounting estimates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Accounting for annual pension costs” and “—Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

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

We have operations in North America, South America, Europe, and Asia.  In 2006, approximately 34 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

Interest rates—An increase in interest rates could reduce our reported results of operations.

At December 31, 2006, our variable rate borrowings approximated $467.0 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  In September 2001, we entered into interest rate swap agreements with three U.S. banks, which increased our exposure to variable rates.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense on $789.8 million of total debt ($467.0 million of which is variable) outstanding as of December 31, 2006 would increase by $4.7 million.

Credit Rating— A downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations.

In addition to using cash provided by operations, we regularly issue commercial paper to meet our short-term liquidity needs.  Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest.  A downgrade in our credit rating could increase the cost of borrowing by increasing the spread over prevailing market rates that we pay for our commercial paper or the fees associated with our bank credit facility.  In addition, our bank credit facility has covenants that include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  If for any reason our existing credit arrangements were no longer available to us we would be required to seek alternative sources of financing.  We would expect to meet our financial liquidity needs by accessing the bank market, which would further increase our borrowing costs.

Raw materials—Raw material cost increases or shortages could adversely affect our results of operations.

As a manufacturer, our sales and profitability are dependent upon the availability and cost of raw materials, which are subject to price fluctuations.  Inflationary and other increases in the costs of raw materials have occurred in the past and are expected to recur, and our performance depends in part on our ability to reflect changes in costs in selling prices for our products.  For example, operating profit during the first quarter of 2005 was negatively impacted as our selling prices did not keep pace with the rapidly increasing cost of polymer resins, adhesives, and coatings that occurred during the latter part of the fourth quarter of 2004 and the early part of the first quarter of 2005.  In the past, we have been generally successful in managing increased raw material costs and increasing selling prices when necessary.  Past performance may or may not be replicable in the future.  Natural disasters such as hurricanes, in addition to terrorist activity and government regulation of environmental emissions, may negatively impact the production or delivery capacity of our raw material suppliers in the chemical and paper industries.  This could result in increased raw material costs or supply shortages, which may have a negative impact on our profitability if we are unable to pass along the increased costs in our selling prices or, in the case of a shortage, secure raw materials from alternative sources.

Patents and proprietary technology—Our success is dependent on our ability to develop and successfully introduce new products and to acquire and retain intellectual property rights.

Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, which ability cannot be assured.

Industry investigations—Several lawsuits have been filed against us related to alleged unlawful competitive activities in the industry in connection with now-concluded investigations of the labelstock industry by the U.S. Department of Justice and of the paper and forest products sector by the European Commission.

In April 2003, we were notified by the U.S. Department of Justice’s Antitrust Division that it expected to initiate a criminal investigation into competitive practices in the labelstock industry, and in August 2003, the U.S. Department of Justice issued a subpoena to us in connection with the investigation.  In May 2004, the European Commission, seeking evidence of unlawful anticompetitive activities, initiated inspections and obtained documents from our pressure sensitive materials facility in Belgium.  We cooperated fully with these investigations, and both investigations          were closed by each agency without further action.  We and one of our subsidiaries are named defendants in lawsuits in the United States seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the U.S. Department of Justice investigation.  We are unable to predict the outcome of these matters although the effect could be material to the results of operations and/or cash flows of the period in which the matter is resolved.

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

Information technology—A failure in our information technology infrastructure or applications could negatively affect our business.

We depend on information technology to record and process customer’s orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records.  We are in the process of developing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes and a common information system across our plants over a period of several years.  The first plant is scheduled to implement the new system during the fourth quarter of 2007, with the majority of our United States manufacturing operations expected to be using the new system by the end of 2009.  There can be no certainty that this system will deliver the expected benefits.  The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers.  In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes.  Such unauthorized access could disrupt our business and could result in the loss of assets.

Numerous other factors over which we may have limited or no control may affect our performance and profitability.

Other factors that may influence our earnings include:  legal and administrative cases and proceedings (whether civil, such as environmental and product related, or criminal), settlements, judgments, and investigations; developments or assertions by or against us relating to intellectual property rights and intellectual property licenses; adoption of new, or change in, accounting policies or practices and the application of such policies and practices; changes in business mix; customer and supplier business reorganizations or combinations; increase in cost of debt; ability to retain adequate levels of insurance coverage at acceptable rates; fluctuations in pension and employee benefit costs; loss of significant contract(s); risks and uncertainties relating to investment in development activities and new facilities; timely development and successful market acceptance of new products; pricing of competitive products; disruptions in transportation networks; increased participation in potentially less stable emerging markets; reliability of utility services; impact of computer viruses; general or specific economic conditions and the ability and willingness of purchasers to substitute other products for the products that we manufacture; financial condition and inventory strategies of customers and suppliers; credit risks; changes in customer order patterns; employee work stoppages at plants; increased competition; changes in government regulations and the impact of changes in the world political environment, including the ability to estimate the impact of foreign currency exchange rates on financial results; the impact of epidemiological events on the economy and on our customers and suppliers; and acts of war, terrorism, weather, and other natural disasters.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by the Company at December 31, 2006, were as follows:

Flexible Packaging Segment

This segment has 48 manufacturing plants located in 13 states and nine non-USA countries, of which 43 are owned directly by the Company or its subsidiaries and five are leased from outside parties.  Initial lease terms generally provide for minimum terms of five to 25 years and have one or more renewal options.  The initial term of leases in effect at December 31, 2006, expire between 2008 and 2014.  In addition a flexible packaging operating location leased adjacent vacant land in 1999 for an initial lease term of 42 years.

Pressure Sensitive Materials Segment

This segment has seven manufacturing plants located in three states and two non-USA countries, all of which are owned directly by the Company or its subsidiaries.

Corporate and General

The Company considers its plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of its business.  The manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions.  The executive offices of the Company, which are leased, are located in Neenah, Wisconsin.

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

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $51.3 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the 2006 year end exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A lower court decision in 2002 cancelled all of the assessments for 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  The City continues to assert the applicability of the city services tax and has issued assessments for the subsequent years 1996-2001.  The assessments for those years for tax and penalties (exclusive of interest) are estimated to be approximately $32.6 million at the date of acquisition, translated to U.S. dollars at the 2006 year end exchange rate.  In the event of an adverse resolution, these estimated amounts for all assessments could be substantially increased for interest, monetary adjustments, and corrections.

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

The Company first disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, that the Department of Justice expected to initiate a criminal investigation into competitive practices in the labelstock industry and the Company further discussed the investigation and disclosed that it expected to receive a subpoena in its Form 10-Q filed for the quarter ended June 30, 2003.  In a Form 8-K filed with the Securities and Exchange Commission on August 15, 2003, the Company disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  The Company responded to the subpoena and cooperated fully with the requests of the U.S. Department of Justice.  On October 20, 2006, the Department of Justice informed the Company that it was closing the investigation without any further action.

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in fifteen civil lawsuits.  Five of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie entered an order which called for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed by March 1, 2007.  At this time, a discovery cut-off and a trial date have not been set.  The Company has also been named in four lawsuits filed in the California Superior Court in San Francisco. Three of these lawsuits seek to represent a class of all California indirect purchasers of labelstock and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  These three lawsuits have been consolidated.  The fourth lawsuit seeks to represent a class of California direct purchasers of labelstock and alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Ohio, seeking to represent a class of all Ohio indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, and one lawsuit in Arizona seeking to represent a class of Arizona indirect purchasers of labelstock, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company intends to vigorously defend these lawsuits.

In a Form 8-K filed with the Securities and Exchange Commission on May 25, 2004, the Company disclosed that representatives from the European Commission had commenced a search of business records and interviews of certain Company personnel at its self-adhesive labelstock operation in Soignies, Belgium to investigate possible violations of European competition law in connection with an investigation of potential anticompetitive activities in the European paper and forestry products sector.  The Company cooperated fully with the requests of the European Commission.  On November 16, 2006, the European Commission informed the Company that it was closing the investigation without any further action.

Given the ongoing status of the class-action civil lawsuits, the Company is unable to predict the outcome of these matters although the effect could be material to the results of operations and/or cash flows of the period in which the matter is resolved.  The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial position, or liquidity of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II - ITEMS 5, 6, 7, 7A, 8, 9, 9A, and 9B

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2006, there were 4,192 registered holders of record of our common stock.  Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31
2006
Dividend paid per common share	$0.19	$0.19	$0.19	$0.19
Common stock price per share
High	$34.25	$33.10	$33.28	$34.99
Low	$27.86	$28.84	$28.54	$32.45
2005
Dividend paid per common share	$0.18	$0.18	$0.18	$0.18
Common stock price per share
High	$32.50	$31.99	$28.34	$28.20
Low	$27.98	$25.99	$24.01	$23.20
2004
Dividend paid per common share	$0.16	$0.16	$0.16	$0.16
Common stock price per share
High	$26.42	$28.65	$28.45	$29.49
Low	$23.24	$25.22	$24.83	$24.74

ITEM 6 - SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW

(dollars in millions, except per share amounts)

Years Ended December 31,	2006	2005	2004	2003	2002
Operating Data
Net sales	$3,639.4	$3,474.0	$2,834.4	$2,635.0	$2,369.0
Cost of products sold and other expenses	3,304.3	3,158.9	2,525.2	2,383.2	2,086.5
Interest expense	49.3	38.7	15.5	12.6	15.5
Income before income taxes	285.8	276.4	293.7	239.2	267.0
Provision for income taxes	109.5	113.9	113.7	92.1	101.5
Net income	176.3	162.5	180.0	147.1	165.5
Net income as a percent of net sales	4.8%	4.7%	6.3%	5.6%	7.0%

Common Share Data
Basic earnings per share	$1.68	$1.53	$1.68	$1.39	$1.56
Diluted earnings per share	1.65	1.51	1.67	1.37	1.54
Dividends per share	0.76	0.72	0.64	0.56	0.52
Book value per share	14.04	12.81	12.23	10.72	9.06
Stock price/earnings ratio range	17-21x	16-21x	14-18x	15-19x	13-19x
Weighted-average shares outstanding for computation of diluted earnings per share	106,767,114	107,818,708	107,941,738	107,733,383	107,492,974
Common shares outstanding at December 31,	104,841,576	105,305,975	106,947,128	106,242,046	105,887,476

Capital Structure and Other Data
Current ratio	2.0x	2.1x	2.3x	2.4x	2.2x
Working capital	$538.3	$513.5	$498.6	$436.3	$395.8
Total assets	3,039.0	2,964.6	2,486.7	2,292.9	2,256.7
Short-term debt	67.6	54.0	5.7	6.5	5.2
Long-term debt	722.2	790.1	533.9	583.4	718.3
Stockholders’ equity	1,472.0	1,349.4	1,307.9	1,138.7	959.0
Return on average stockholders’ equity	12.5%	12.2%	14.7%	14.0%	17.9%
Return on average total capital	8.7%	8.5%	9.7%	8.4%	10.3%
Depreciation and amortization	$152.4	$150.8	$130.8	$128.2	$119.2
Capital expenditures	158.8	187.0	134.5	106.5	91.0
Number of common stockholders	4,192	4,359	4,465	4,484	4,542
Number of employees	15,736	15,903	11,907	11,505	11,837

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2006

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results
(dollars in millions)	2006		2005		2004
Net sales	$3,639.4	100.0%	$3,474.0	100.0%	$2,834.4	100.0%
Cost of products sold	2,942.7	80.9	2,798.3	80.6	2,238.7	79.0
Gross margin	696.7	19.1	675.7	19.4	595.7	21.0
Selling, general, and administrative expenses	336.4	9.2	330.9	9.5	285.0	10.1
All other expenses	74.5	2.0	68.4	1.9	17.0	0.6
Income before income taxes	285.8	7.9	276.4	8.0	293.7	10.3
Provision for income taxes	109.5	3.1	113.9	3.3	113.7	4.0
Net income	$176.3	4.8%	$162.5	4.7%	180.0	6.3%
Effective income tax rate		38.3%		41.2%		38.7%

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

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on value-added, proprietary products that are not available from most of our competitors.  During 2006, many of our large customers announced sales growth strategies that were supported by new product introductions.  This provides opportunities for future growth at Bemis since new customer products often require innovative new packaging.  In Europe and Asia, where our market position is smaller, we continue to introduce our proprietary products to the market, and we are encouraged by the strengthening economies in those regions.  The stronger European economy has also benefited our pressure sensitive graphic product line which is predominately sold in Europe.  The primary raw materials for our business segments are polymer resins and adhesives.  The cost of raw materials moderated during 2006 after experiencing a period of significant volatility during late 2004 and 2005.  Raw material costs have been impacted in recent years by higher energy prices in addition to production disruptions related to the 2005 Gulf Coast hurricanes.

Restructuring and Related Charges

On January 25, 2006, we announced a facility consolidation project intended to reduce fixed costs and shift production to lower cost facilities.  These cost reduction efforts included the closure of five flexible packaging facilities and one pressure sensitive materials facility during 2006 and was substantially complete as of December 31, 2006.  Restructuring and related charges incurred in 2006 totaled $31.2 million, of which $12.3 million primarily reflected accelerated depreciation and was recorded as a component of cost of products sold.  The remaining $18.9 million primarily reflects employee-related costs and was recorded as a component of other costs (income).

During 2003, we initiated a restructuring program in which five facilities were closed.  While most of the restructuring activities were completed as of December 31, 2003, gains and losses related to the sale of these closed facilities resulted in a net charge of $2.4 million in 2004 and a net gain of $0.9 million in 2005.

Acquisitions

On January 5, 2005, we acquired majority ownership of Dixie Toga S.A., one of the largest packaging companies in South America with 2004 annual revenues totaling about $325 million.  The acquisition included the outstanding voting common stock of Dixie Toga in addition to 43 percent of the outstanding nonvoting preferred stock.  The initial cash purchase price, paid in 2005, was approximately $235 million increased by $4.2 million in 2006 related to post close adjustments.  This acquisition significantly increased our exposure to the growing South American packaging market and provides a strong platform from which to introduce our propriety film products to a new region.  Subsequently, our South American subsidiary has repurchased additional shares of its outstanding preferred stock in the open market, reducing the total minority interest in our subsidiary to 14 percent as of December 31, 2006.  In April 2006, we also acquired the remaining shares of our three majority-owned joint ventures in Mexico for $6.8 million.

Results of Operations
Consolidated Overview
(in millions, except per share amounts)	2006	2005	2004
Net sales	$3,639.4	$3,474.0	$2,834.4
Net income	176.3	162.5	180.0
Diluted earnings per share	1.65	1.51	1.67

2006 versus 2005

For the year ended December 31, 2006, net sales increased 4.8 percent.  Currency translation was a benefit to net sales growth of 1.8 percent.  The remaining 3.0 percent increase in net sales reflects increased sales of higher priced, value-added products in each of the two business segments.

Diluted earnings per share were $1.65 for 2006, including $0.18 per share of restructuring and related charges.  For 2005, diluted earnings per share totaled $1.51, including approximately $0.06 per share of tax charges related to the repatriation of international subsidiary earnings under The American Jobs Creation Act of 2004.  The improvement in 2006 resulted from a more profitable sales mix, a moderating raw material cost environment, and successful cost management efforts.

2005 versus 2004

For the year ended December 31, 2005, net sales increased 22.6 percent.  The 2005 Dixie Toga acquisition accounted for 16.5 percent of the increase in sales while currency translation was insignificant to net sales growth in 2005.  The remaining 6.1 percent increase in net sales reflects the impact of increased price and mix in all market categories.  Price increases during 2005 were driven by increased raw material costs.  Unit volume was flat compared to 2004.

Diluted earnings per share were $1.51 for 2005, including $0.06 per share of tax charges related to the repatriation of international subsidiary earnings under The American Jobs Creation Act of 2004.  For 2004, diluted earnings per share totaled $1.67, including a net gain of $0.02 per share on the sale of certain plant assets.  Results for 2005 were negatively impacted by significant increases in raw material costs during the year.

Flexible Packaging Business Segment

Our flexible packaging business segment provides packaging to a variety of end markets, including meat and cheese, confectionery and snack, frozen foods, lawn and garden, health and hygiene, beverages, medical devices, bakery, and dry foods.  These markets are generally less affected by economic cycles and grow through product innovation and geographical expansion.

The most significant raw materials used in this business segment are polymer resins, which we use to develop and manufacture single layer and multilayer film products.  During periods of unusual raw material cost volatility, selling price changes may lag behind changes in our raw material costs.  During both 2004 and 2005, resin costs dramatically increased resulting in double-digit percentage increases for each year.  These raw material costs were reflected in increased selling prices throughout each year; however the magnitude and frequency of the cost increases negatively impacted operating profit.  The impact of raw material cost changes in 2006 was more moderate.

In January of 2006, we announced a restructuring plan to close five flexible packaging plants in order to consolidate production capacity and improve overall cost structure and efficiency throughout this business segment.  These efforts were substantially completed by December 31, 2006.  Restructuring and related charges for the flexible packaging business segment totaled $29.0 million in 2006.  The disposal of facilities closed during the 2003 restructuring program resulted in a charge of $0.6 million in 2005 and a gain of $0.7 million in 2004.

(dollars in millions)	2006	2005	2004
Net sales	$3,000.1	$2,855.8	$2,249.6
Operating profit (See Note 12 to the Consolidated Financial Statements)	335.1	332.7	308.3
Operating profit as a percentage of net sales	11.2%	11.7%	13.7%

2006 versus 2005

Our flexible packaging business segment recorded a 5.1 percent increase in net sales in 2006.  Currency translation was a benefit of 2.1 percent.  The remaining 3.0 percent increase is attributable to increased net sales for packaging in markets such as meat and cheese, health and hygiene, coffee, unitizing films for cans and bottles, and medical devices.  This was partially offset by lower net sales for markets such as confectionery, snack and frozen foods.

Operating profit as a percentage of net sales decreased to 11.2 percent in 2006 from 11.7 percent in 2005.  During 2006, restructuring and related charges totaling $29.0 million were recorded as a reduction of operating profit.  Operating profit in 2006 benefited from stronger sales of value-added flexible packaging products.  During 2005, operating profit includes the impact of restructuring and related charges totaling $0.6 million.

2005 versus 2004

Our flexible packaging business segment recorded a 27.0 percent increase in net sales in 2005.  The acquisition of Dixie Toga increased 2005 sales by 20.8 percent.  The remaining 6.2 percent increase is attributable to price and mix across all market categories.  Increases in demand for packaging in markets such as meat and cheese, health and hygiene, cereal and other dry foods, coffee, unitizing films for cans and bottles, and medical devices were offset by lower unit sales for markets such as confectionery and snack, frozen foods, bakery, and pet products.

Operating profit as a percentage of net sales decreased in 2005.  During the fourth quarter of 2004, we recorded a gain of $5.6 million from the sale of a manufacturing facility in Florence, Kentucky.  During 2005, raw material cost increases outpaced increases in selling prices, negatively impacting operating profit.

Pressure Sensitive Materials Business Segment

The pressure sensitive materials business segment offers adhesive products to three markets:  prime and variable information labels, which include roll label stock used in a wide variety of label markets; graphic design, used to create signage and decorations; and technical components, which represent pressure sensitive components for industries such as the electronics, automotive, construction and medical industries.

Paper and adhesive are the primary raw materials used in our pressure sensitive materials business segment.  For the last several years, general economic conditions have had a greater influence on selling prices and operating performance than raw material costs.

In January of 2006, we announced a restructuring plan which included the closure of one pressure sensitive materials plant in order to consolidate production capacity and improve overall cost structure and efficiency.  This effort was completed by December 31, 2006.  Restructuring and related charges incurred and related to the pressure sensitive materials business segment totaled $1.0 million in 2006.  These costs were primarily employee-related costs and were recorded as a component of other costs (income), net.

In 2003, we announced the restructuring of our label products capacity, closing two facilities to reduce fixed costs and improve capacity utilization.  During 2004, restructuring and related charges totaling $3.1 million related primarily to the cost of closing a label products plant in Nevada.  Of this total, $1.8 million represented equipment relocation and was recorded as other costs (income), net, with the remaining costs associated with accelerated depreciation charged to costs of products sold.  During 2005, a net gain of $1.5 million was recorded for the sale of previously closed facilities and property.

During 2005, we changed the year-end of our pressure sensitive materials European subsidiary from November 30 to December 31.  This resulted in a 13-month reporting period in 2005 for this subsidiary, increasing 2005 net sales by $17.2 million.  The impact on operating profit was insignificant.

(dollars in millions)	2006	2005	2004
Net sales	$639.3	$618.1	$584.8
Operating profit (See Note 12 to the Consolidated Financial Statements)	50.1	41.3	33.9
Operating profit as a percentage of net sales	7.8%	6.7%	5.8%

2006 versus 2005

Our pressure sensitive materials business segment reported a net sales increase of 3.4 percent in 2006.  Net sales in 2005 include the impact of the thirteenth month of net sales from the European subsidiary.  The increase in net sales in 2006 was driven by unit sales volume growth in each of the pressure sensitive materials product lines during the year.  Currency benefits provided less than one percent net sales growth in 2006.

Operating profit as a percent of sales improved in 2006 compared to 2005, reflecting increased sales of value-added graphic and technical products.  In addition, the profitability of the label product line increased with continued improvements in cost management and production efficiency.  Currency translation did not impact operating profit in 2006.

2005 versus 2004

Our pressure sensitive materials business segment reported a net sales increase of 5.7 percent in 2005.  The thirteenth month of net sales from the European subsidiary accounted for about 3.0 percent sales growth compared to 2004.  The remaining 2.7 percent increase was driven by unit sales volume growth in label products during the year, partially offset by unit sales volume decreases in the other product categories.  Price increases were offset by increased unit sales of lower priced label products in 2005, and currency had no impact on net sales for the year.

Improved profit levels in 2005 reflect improved profit from label products and focused cost control measures.   Currency translation did not impact operating profit in 2005 and contributed $2.2 million in 2004.

Consolidated Gross Margin

(dollars in millions)	2006	2005	2004
Gross margin	$696.7	$675.6	$595.7
Gross margin as a percentage of net sales	19.1%	19.4%	21.0%

Restructuring and related charges reduced gross margins by $12.9 million in 2006 and $1.1 million in 2004.  The time lag between the implementation of selling price increases and increases in raw material costs reduced gross margins as a percent of net sales in each of the years presented.  This reduction in gross margin as a percentage of net sales was partially offset by ongoing improvements in production efficiency, sales mix and cost management during the same timeframe.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2006	2005	2004
Selling, general and administrative expenses (SG&A)	$336.4	$330.9	$285.0
SG&A as a percentage of net sales	9.2%	9.5%	10.1%

In 2006, the lower ratio of expenses to net sales reflects the benefits of cost management programs, and the impact of higher selling prices on consolidated net sales.  In 2005, the lower ratio compared to 2004 reflects lower costs associated with the South American operations purchased in January 2005, and the impact of higher selling prices on consolidated net sales.

Other Expenses

(dollars in millions)	2006	2005	2004
Research and development (R&D)	$25.0	$23.5	$21.1
R&D as a percentage of net sales	0.7%	0.7%	0.7%
Interest expense	$49.3	$38.7	$15.5
Other costs (income), net	(3.3)	0.1	(20.1)
Minority interest in net income	3.5	5.9	0.5
Income taxes	109.5	113.9	113.7
Effective tax rate	38.3%	41.2%	38.7%

Research and Development

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

Interest Expense

The increase in interest expense in 2006 reflects higher interest rates in 2006 compared to 2005 and 2004.  In addition, debt levels increased in 2005 as a result of the January 2005 acquisition of Dixie Toga.  Prior to 2005, substantially all of our outstanding debt was subject to variable interest rates.  In 2005, we issued $300 million of fixed rate public bonds at a 4.875 percent interest rate.  This effectively reduced our percentage of variable rate debt to about 59 percent in 2006 and 62 percent in 2005.  The effective interest rate was 5.9 percent in 2006, 4.9 percent in 2005, and 2.7 percent in 2004.

Other Costs (Income), Net

In 2006, other costs (income) included $18.3 million of restructuring and related charges, which were more than offset by financial income of $18.0 million and a $4.5 million favorable resolution of a litigated foreign excise tax liability.  About half of the financial income relates to interest income on cash held at non-U.S. locations.  The remainder of the financial income is generated from fiscal incentives for certain locations and is considered as a part of flexible packaging operating profit.  In 2005, net other expenses primarily reflect interest income offset by currency exchange losses.  Net other income in 2004 includes a $5.6 million gain on the sale of a rotogravure facility partially offset by restructuring and related charges of $1.2 million.  Equity income from our Brazilian joint venture was $11.7 million in 2004.  Since the January 2005 acquisition of Dixie Toga, the Brazilian joint venture has been accounted for on a consolidated basis and the related operating results are included with the flexible packaging segment. The remainder of other income in 2004 is primarily interest income.

Minority Interest in Net Income

In connection with the January 2005 acquisition of Dixie Toga, we acquired approximately 80 percent of the total outstanding shares of Dixie Toga.  As of December 31, 2006, our ownership had increased to approximately 86 percent of the total outstanding shares.  The increase in minority interest in net income in 2005 is primarily due to the accounting for the shares of Dixie Toga that were not acquired.  In April 2006, we acquired the remaining minority interest in our three Mexican joint ventures which reduced minority interest in net income.

Income Taxes

The difference between our overall tax rate and the U. S. statutory tax rate of 35 percent in each of the three years presented principally relates to state and local income taxes net of federal income tax benefits.  During 2005, an additional $6.0 million of tax expense was recorded as a result of the repatriation of international subsidiary earnings under The American Jobs Creation Act of 2004 (The Jobs Act), increasing the effective tax rate for 2005 from 39.0 percent to 41.2 percent.  For the total year 2006, the effective tax rate was 38.3 percent, reflecting the final determination of the benefits provided under The Jobs Act.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 33.0 percent at December 31, 2006, compared to 35.7 percent at December 31, 2005 and 26.7 percent at December 31, 2004.  Total debt was $789.8 million, $844.1 million, and $539.6 million at year-end 2006, 2005 and 2004, respectively.   The increase in 2005 primarily reflects the impact of the Dixie Toga acquisition in January 2005.

Credit Rating

Our capital structure and financial practices have earned Bemis Company long-term credit ratings of “A” from Standard & Poor’s and “Baa1” from Moody’s Investors Service, and a credit rating of “A-1” and “Prime-2” for our commercial paper program from Standard & Poor’s and Moody’s Investor Service, respectively.  Our strong financial positions and credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Sources of Liquidity

Cash provided by operations was $349.0 million for the year ended December 31, 2006, compared to $280.4 million in 2005 and $271.5 million in 2004.  Cash provided by operations in each of the years ended December 31, 2006, 2005 and 2004 was reduced by voluntary pension contributions to our U.S. pension plans of $24.0 million, $35.0 million, and $50.0 million, respectively.  While no contributions are required for our U.S. pension plans in 2007, we continue to monitor the funded status of all pension plans and will evaluate the benefits of future voluntary contributions subject to available liquidity.  Increasing raw material costs during the three-year period resulted in increased levels of working capital, which had a negative impact on cash provided by operations during each of the three years presented.

In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $80.7 million.  Based upon our current credit rating, we enjoy ready access to the commercial paper markets.  While not anticipated, if these markets were to become illiquid or if a credit rating downgrade limited our ability to issue commercial paper, we would draw upon our existing back-up credit facility.  In September 2004, we renegotiated our back-up credit facility to extend the term to September 2009.  This credit facility provides $500 million of available financing supported by a group of major U.S. and international banks.  Covenants imposed by this bank credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  In addition to funds available under this credit facility, we also have the capability of issuing up to approximately $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  If these credit facilities and ECNs were no longer available to us, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.

The $500 million credit facility includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of December 31, 2006, outstanding multicurrency borrowings under the credit facility totaled $59.7 million.  Borrowings from the credit agreement mature in September 2009 and are subject to a variable interest rate.

As of December 31, 2006, available capacity on the credit agreement which matures in September 2009 was $351.6 million.

Long-term Debt

Commercial paper outstanding at December 31, 2006, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related back-up credit agreement expires in 2009.

Uses of Liquidity

Capital Expenditures

Capital expenditures were $158.8 million during 2006, compared to $187.0 million in 2005, and $134.5 million in 2004.  Higher levels of expenditures in 2005 funded additional capacity for our South American operations to meet strong demand for our shrink bag products and new capacity in our high growth North American production plants.  Capital expenditures for 2007 are estimated to be in the $175 million to $185 million range, which includes about $20 million of costs related to the design of a new enterprise resource planning system.  After 2007, capital expenditures are expected to return to levels approximately equivalent to total annual depreciation and amortization expenses.

Dividends

We increased our quarterly cash dividend by 5.6 percent during the first quarter of 2006 to 19 cents per share from 18 cents per share.  This follows increases of 12.5 percent in 2005 and 14.3 percent in 2004.  In February 2007, the Board of Directors approved the 24th consecutive annual increase in the quarterly cash dividend on common stock to 21 cents per share, a 10.5 percent increase.

Share Repurchases

During 2006, we purchased 600,000 shares of common stock in the open market.  During 2005, we purchased 1.9 million shares of common stock in the open market. We did not make any share repurchases during 2004.  As of December 31, 2006, we were authorized to purchase up to 2.2 million shares of additional common stock for the treasury.  In February 2007, the Board of Directors authorized an additional 3 million shares for repurchase.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, capital lease obligations, operating lease obligations and certain other purchase obligations as of December 31, 2006.

	Contractual Payments Due by Period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Debt payments (1)	$787.1	$67.4	$396.9	$1.0	$321.8
Interest expense (2)	143.0	44.7	56.8	33.9	7.6
Capital leases (3)	0.3	0.2	0.1	0.0	0.0
Operating leases (4)	17.8	4.3	5.2	3.2	5.1
Purchase obligations (5)	162.4	162.3	0.1	0.0	0.0
Postretirement obligations (6)	53.1	2.9	7.5	14.6	28.1

(1)          These amounts are included in our Consolidated Balance Sheet.  A portion of this debt is commercial paper backed by a bank credit facility that expires on September 2, 2009.

(2)          A portion of the interest expense disclosed is subject to variable interest rates.   The amounts disclosed above assume that variable interest rates are equal to rates at December 31, 2006.

(3)          Amount noted also includes estimated interest costs.  The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheet.  See Note 11 to the Consolidated Financial Statements for additional information about our capital lease obligations.

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

(6)          Postretirement obligations represent contracts or commitments for postretirement healthcare benefits and benefit payments for the unfunded Bemis Supplemental Retirement Plan.

Interest Rate Swaps

Our long-term unsecured notes include $250 million due in August 2008.  In September 2001, we entered into interest rate swap agreements with two U.S. banks, which increased our exposure to variable rates.  We generally prefer variable rate debt since it has been our experience that borrowing at variable rates is less expensive than borrowing at fixed rates over the long term.  These interest rate swap agreements, which expire in 2008, reduced the interest cost of the $250 million of long-term debt from 6.5 percent to about 6.0 percent in 2006.  Since these variable rates are based upon six-month London Interbank Offered Rates (LIBOR), calculated in arrears, at the semiannual interest payment dates of the corresponding notes, increases in short-term interest rates will directly impact the amount of interest we pay.

Accounting principles generally accepted in the United States of America require that the fair value of these swaps, which have been designated as hedges of our fixed rate unsecured notes outstanding, be recorded as an asset or liability of the Company.  The fair value of these swaps was recorded as an asset of $2.5 million at December 31, 2006, and an asset of $5.0 million at December 31, 2005.  For each period, an offsetting increase is recorded in the fair value of the related long-term notes outstanding.  These fair value adjustments do not impact the actual balance of outstanding principal on the notes, nor do they impact the income statement or related cash flows.  Credit loss from counterparty nonperformance is not anticipated.

In connection with the issue of seven-year, $300 million notes in March 2005, we entered into a forward starting swap on February 3, 2005, in order to lock in an interest rate in advance of the pricing date for the notes.   On March 14, 2005, in connection with the pricing of the notes, we terminated the swap and recorded the resulting gain of $6.1 million (pre-tax) on the balance sheet as a component of other comprehensive income.  This gain is being amortized as a component of interest expense over the term of the notes.

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

Interest expense calculated on our outstanding debt is substantially subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $789.8 million of total debt outstanding would increase by $4.7 million.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2006 and 2005, we had outstanding forward exchange contracts with notional amounts aggregating $3.5 million and $4.4 million, respectively.  Forward exchange contracts generally have maturities of less than nine months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contacts is insignificant and recorded on the balance sheet within current liabilities and as an element of other costs (income), net, which offsets the related transactions gains and losses on the related foreign denominated asset or liability.

The operating results of our international operations are recorded in local currency and translated into U.S. dollars for consolidation purposes.  The impact of foreign currency translation on net sales was an increase of $63.3 million in 2006 and $5.4 million in 2005.  Operating profit improved by approximately $7.0 million in 2006 and $0.6 million in 2005 as a result of the positive effect of foreign currency translation.

Long-term Compensation

Our practice of awarding long-term compensation has relied primarily on restricted stock unit programs that are valued at the time of the award and expensed over the vesting period.  Beginning in 2004, we discontinued the awarding of stock options.  Stock options granted prior to 2004 were granted at prices equal to the fair market value on the date of grant and exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Stock options for Directors vested immediately, while options for Company employees generally become vested over three years (one-third per year).  Beginning January 1, 2006, accounting rules require us to follow a fair value based method of recognizing expense for stock options.  The impact to diluted earnings per share for stock options expense in 2006 was insignificant.  If we had followed this fair value method prior to 2006, the impact on diluted earnings per share would have been one cent for each year ended 2005 and 2004.

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

Accounting for annual pension costs

We account for our defined benefit pension plans in accordance with FAS No. 87, Employers’ Accounting for Pensions, as amended by FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that amounts recognized in financial statements be determined on an actuarial basis.  FAS No. 158 requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.

Pension expense recorded in 2006 was $16.1 million, compared to pension expense of $27.7 million in 2005 and $22.6 million in 2004.  Effective January 1, 2006, our U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population.  For those employees impacted, future pension benefits were replaced with a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets.  As of January 1, 2007, for our U.S. defined benefit pension plans, we have assumed that the expected long-term rate of return on plan assets will be 8.75 percent.  This is consistent with the rate assumed for 2006 and 2005.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based upon our target asset allocation.  Using historical long-term investment periods of 10, 15 and 20 years, our pension plan assets have earned rates of return of 7.8 percent, 8.7 percent and 9.4 percent, respectively.  Considering these long-term results, we selected an 8.75 percent long-term rate of return on assets assumption as of January 1, 2007.  Using our target asset allocation of plan assets of 80 percent equity securities and 20 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2006, for our U.S. defined benefit pension plans we determined this rate to be 5.75 percent, an increase of one quarter of one percent from the 5.50 percent rate used at December 31, 2005.

Pension assumptions sensitivity analysis

Based upon current assumptions of 5.75 percent for the discount rate and 8.75 percent for the expected rate of return on pension plan assets, we expect pension expense before the effect of income taxes for 2007 to be in a range of $15 million to $20 million.  The following charts depict the sensitivity of estimated 2007 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

	Total increase (decrease)		Total increase (decrease)
	to pension expense		to pension expense
(dollars in millions)	from current assumptions		from current assumptions
Discount rate		Rate of Return on Plan Assets
5.00 percent	$4.9	8.00 percent	$3.6
5.25 percent	3.2	8.25 percent	2.4
5.50 percent	1.6	8.50 percent	1.2
5.75 percent — Current Assumption	0.0	8.75 percent — Current Assumption	0.0
6.00 percent	(1.6)	9.00 percent	(1.2)
6.25 percent	(3.1)	9.25 percent	(2.4)
6.50 percent	(4.6)	9.50 percent	(3.6)

In accordance with FAS No. 158, the amount by which the fair value of plan assets differs from the projected benefit obligation of a pension plan must be recorded on the Consolidated Balance Sheet as an asset, in the case of an overfunded plan, or as a liability, in the case of an underfunded plan.  The gains or losses and prior service costs or credits that arise but are not recognized as components of pension cost are recorded as a component of other comprehensive income.  The following chart depicts the sensitivity of the total pension adjustment to other comprehensive income to changes in the assumed discount rate.

Total increase (decrease) in Accumulated Other Comprehensive
(dollars in millions)	Income, net of taxes, from current assumptions
Discount rate
5.00 percent	$(32.8)
5.25 percent	(21.3)
5.50 percent	(10.4)
5.75 percent — Current Assumption	0.0
6.00 percent	9.8
6.25 percent	19.1
6.50 percent	27.9

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $603.7 million as of December 31, 2006.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007.  We are currently evaluating the impact of adopting FAS No. 157 on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertain tax positions in accordance with FAS No. 109,  Accounting for Income Taxes.  We will be required to recognize, in our financial statements, the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date.  In addition, FIN 48 provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods, and transition.  FIN 48 is effective beginning January 1, 2007, with the cumulative effect of initially applying FIN 48 recognized as a change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting this standard and upon implementation do not expect a material impact to the financial statements.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; operating results and cash flows from acquisitions may differ from what we anticipate; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; unexpected costs or manufacturing issues related to the implementation of a new enterprise resource system; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings and any related proceedings or civil lawsuits; unexpected outcomes in our current and future domestic and international tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A “Risk Factors” of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is included in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.  Based on a sensitivity analysis (assuming a 10 percent adverse change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would not materially affect our financial position and liquidity.  The effect on our results of operations would be substantially offset by the impact of the hedged items.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility Statement

The management of Bemis Company, Inc. is responsible for the integrity, objectivity, and accuracy of the financial statements of the Company.  The financial statements are prepared by the Company in accordance with accounting principles generally accepted in the United States of America, and using management’s best estimates and judgments, where appropriate.  The financial information presented throughout this Annual Report on Form 10-K is consistent with that in the financial statements.

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2006.

Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.  Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets quarterly with management, the Internal Audit Director, the Director of Global Financial Compliance, and independent accountants to review the work of each and to satisfy itself that the respective parties are properly discharging their responsibilities.  PricewaterhouseCoopers LLP, the Director of Global Financial Compliance, and the Internal Audit Director have had and continue to have unrestricted access to the Audit Committee, without the presence of Company management.

Jeffrey H. Curler	Gene C. Wulf	Stanley A. Jaffy
President and	Senior Vice President and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Bemis Company:

We have completed integrated audits of Bemis Company, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 6, effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 28, 2007

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

For the years ended December 31,	2006	2005	2004
Net sales	$3,639,363	$3,473,950	$2,834,394

Costs and expenses:
Cost of products sold	2,942,650	2,798,326	2,238,694
Selling, general, and administrative expenses	336,409	330,881	284,991
Research and development.	25,024	23,528	21,138
Interest expense	49,252	38,737	15,503
Other costs (income), net	(3,308)	112	(20,088)
Minority interest in net income	3,540	5,937	489

Income before income taxes	285,796	276,429	293,667

Provision for income taxes	109,500	113,900	113,700

Net income	$176,296	$162,529	$179,967

Basic earnings per share of common stock	$1.68	$1.53	$1.68

Diluted earnings per share of common stock	$1.65	$1.51	$1.67

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share amounts)

As of December 31,	2006	2005
ASSETS
Current assets:
Cash	$112,160	$91,125
Accounts receivable, net	448,382	436,035
Inventories	467,853	420,950
Prepaid expenses	65,317	39,700
Total current assets	1,093,712	987,810

Property and equipment:
Land and land improvements	50,590	43,641
Buildings and leasehold improvements	447,521	419,095
Machinery and equipment	1,513,531	1,488,256
Total property and equipment	2,011,642	1,950,992
Less accumulated depreciation	(835,683)	(807,453)
Net property and equipment	1,175,959	1,143,539

Other long-term assets:
Goodwill	603,691	581,419
Other intangible assets	102,123	105,580
Deferred charges and other assets	63,524	146,252
Total other long-term assets	769,338	833,251
TOTAL ASSETS	$3,039,009	$2,964,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,345	$3,907
Short-term borrowings	51,232	50,107
Accounts payable	383,351	327,569
Accrued liabilities:
Salaries and wages	94,220	79,056
Income taxes	3,141	4,801
Other	7,166	8,880
Total current liabilities	555,455	474,320

Long-term debt, less current portion	722,211	790,107
Deferred taxes	134,168	168,447
Other liabilities and deferred credits	125,974	154,679
Total liabilities	1,537,808	1,587,553

Minority interest	29,185	27,692

Commitments and contingencies

Stockholders’ equity:
Common stock, $10 par value: Authorized - 500,000,000 shares Issued - 116,114,347 and 115,978,746 shares	11,611	11,598
Capital in excess of par value	317,177	267,274
Retained earnings	1,431,747	1,337,590
Accumulated other comprehensive income	29,098	32,706
Common stock held in treasury, 11,272,771 and 10,672,771 shares, at cost	(317,617)	(299,813)
Total stockholders’ equity	1,472,016	1,349,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,039,009	$2,964,600

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the years ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net income	$176,296	$162,529	$179,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,375	150,779	130,846
Minority interest in net income	3,540	5,937	489
Excess tax benefit from share-based payment arrangements	(926)
Share-based compensation	11,694	14,199	11,908
Deferred income taxes	(7,930)	2,360	25,332
Income of unconsolidated affiliated companies	(32)	(874)	(8,807)
(Gain) loss on sale of property and equipment	896	(667)	(4,667)
Restructuring related activities	13,145	(896)	(2,408)
Proceeds from cash flow hedge		6,079
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,709	(13,404)	(9,424)
Inventories	(31,387)	(783)	(73,989)
Prepaid expenses	(23,505)	500	583
Accounts payable	36,720	(8,967)	42,557
Accrued salaries and wages	15,694	7,542	15,774
Accrued income taxes	(438)	(6,105)	8,892
Accrued other taxes	(1,730)	(3,179)	300
Changes in other liabilities and deferred credits	2,329	(14,516)	(24,989)
Changes in deferred charges and other investments	(7,491)	(20,117)	(20,819)
Net cash provided by operating activities	348,959	280,417	271,545

Cash flows from investing activities:
Additions to property and equipment	(158,837)	(186,965)	(134,511)
Business acquisitions, net of cash acquired	(10,800)	(237,992)	(30,733)
Proceeds from sales of property, equipment, and other assets	1,373	1,900	13,239
Proceeds from sale of restructuring related assets	2,116	2,985	8,191
Increased investment in unconsolidated affiliated company			(7,065)
Net cash used in investing activities	(166,148)	(420,072)	(150,879)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net		296,548
Repayment of long-term debt	(41,859)	(6,183)	(776)
Net repayment of commercial paper	(31,254)	(48,426)	(41,120)
Net borrowing (repayment) of short-term debt	7,364	32,859	(1,185)
Cash dividends paid to stockholders	(82,139)	(76,634)	(68,423)
Common stock purchased for the treasury	(17,804)	(49,469)
Excess tax benefit from share-based payment arrangements	926
Stock incentive programs	51	1,366	411
Net cash provided (used) by financing activities	(164,715)	150,061	(111,093)

Effect of exchange rates on cash	2,939	(13,179)	7,849

Net (decrease) increase in cash	21,035	(2,773)	17,422
Cash balance at beginning of year	91,125	93,898	76,476

Cash balance at end of year	$112,160	$91,125	$93,898

Supplemental disclosure of cash flow information:
Business acquisitions, net of divestures and cash:
Working capital acquired (net)	$(147)	$23,672	$9,921
Property acquired		157,667	19,546
Goodwill and intangible assets (divested) or acquired, net	8,398	151,952	(1,059)
Deferred charges and other assets acquired		28,018	3,031
Long-term debt, deferred taxes, and other liabilities	2,549	(123,317)	(706)
Cash used for acquisitions	$10,800	$237,992	$30,733

Interest paid during the year	$46,396	$38,731	$15,735
Income taxes paid during the year	$116,520	$120,496	$78,515

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

				Accumulated
		Capital In		Other	Common	Total
	Common	Excess of	Retained	Comprehensive	Stock Held	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	In Treasury	Equity
Balance at December 31, 2003	$11,505	$249,609	$1,140,151	$(12,188)	$(250,344)	$1,138,733

Net income			179,967			179,967
Translation adjustment				39,780		39,780
Pension liability adjustment, net of tax effect $(1,433)				(2,071)		(2,071)
Total comprehensive income						217,676
Cash dividends paid on common stock $0.64 per share			(68,423)			(68,423)
Recognition of cumulative translation adjustment related to divesture of investment in foreign entity				6,153		6,153
Stock incentive programs and related tax effects (705,082 shares)	70	13,657				13,727

Balance at December 31, 2004	11,575	263,266	1,251,695	31,674	(250,344)	1,307,866

Net income			162,529			162,529
Unrecognized gain on derivative, net of tax $2,371				3,708		3,708
Unrecognized gain reclassified to earnings, net of tax $(266)				(417)		(417)
Translation adjustment				4,178		4,178
Pension liability adjustment, net of tax effect $(4,322)				(6,437)		(6,437)
Total comprehensive income						163,561
Cash dividends paid on common stock $0.72 per share			(76,634)			(76,634)
Stock incentive programs and related tax effects (228,557 shares)	23	4,008				4,031
Purchase of 1,869,710 shares of common stock					(49,469)	(49,469)

Balance at December 31, 2005	11,598	267,274	1,337,590	32,706	(299,813)	1,349,355

Net income			176,296			176,296
Unrecognized gain reclassified to earnings, net of tax $(337)				(526)		(526)
Translation adjustment				60,850		60,850
Pension liability adjustment, net of tax effect $(15,988)				24,794		24,794
Total comprehensive income						261,414
Adjustment to initially apply FAS No 158, net of tax $55,076				(88,726)		(88,726)
Cash dividends paid on common stock $0.76 per share			(82,139)			(82,139)
Stock incentive programs and related tax effects (135,601 shares)	13	2,914				2,927
Impact of adopting FAS No 123(R)		35,295				35,295
Share-based compensation		11,694				11,694
Purchase of 600,000 shares of common stock					(17,804)	(17,804)

Balance at December 31, 2006	$11,611	$317,177	$1,431,747	$29,098	$(317,617)	$1,472,016

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the business:  Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Neenah, Wisconsin, the Company employs approximately 15,700 individuals and has 55 manufacturing facilities located in the United States and ten other countries around the world.  The Company is a manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the Americas and Europe, with a growing presence in Asia Pacific.

The Company’s business activities are organized around its two business segments, Flexible Packaging, which accounted for approximately 82 percent of 2006 net sales, and Pressure Sensitive Materials, which accounted for the remaining net sales.  The Company’s flexible packaging business has a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 60 percent of 2006 net sales.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures are accounted for by the equity method of accounting with earnings ($32,000 and $874,000 for Laminor in 2006 and 2005, respectively; and $11,698,000 for Itap Bemis Ltda. in 2004) included in other costs (income), net, on the accompanying consolidated statement of income.  The Laminor joint venture interest was acquired as part of the January 2005 acquisition of Dixie Toga S.A.  Investments in joint ventures are included in deferred charges and other assets on the accompanying consolidated balance sheet.  Results of Itap Bemis were consolidated in 2006 and 2005.

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

Translation of foreign currencies:  The Company considers the local currency to be the reporting currency for all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive income (loss) in stockholders’ equity.  Foreign currency transaction gains (losses) of $(849,000) $(5,434,000), and $1,002,000, in 2006, 2005, and 2004, respectively, are included as a component of other costs (income), net.

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

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues for environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  At December 31, 2006 and 2005, reserves were $830,500 and $786,000, respectively.  Adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for 2006, 2005, and 2004 of $128,000, $14,000, and  $174,000, net of third party reimbursements totaling $102,000, $11,000, and $79,000, for 2006, 2005, and 2004, respectively.

Earnings per share:  Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year and dilutive shares relating to stock incentive plans.  The following table presents information necessary to compute basic and diluted earnings per common share:

(in thousands, except per share amounts)	2006	2005	2004
Weighted average common shares outstanding — basic	104,865	106,433	106,892
Dilutive shares	1,902	1,386	1,050
Weighted average common and common equivalent shares outstanding — diluted	106,767	107,819	107,942
Net income for basic and diluted earnings per share computation	$176,296	$162,529	$179,967
Earnings per common share — basic	$1.68	$1.53	$1.68
Earnings per common share — diluted	$1.65	$1.51	$1.67

Certain options outstanding at December 31, 2005 (2,494 shares) were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.

Research and development:  Research and development expenditures are expensed as incurred.

Taxes on undistributed earnings:  No provision is made for U.S. income taxes on earnings of non-U.S. subsidiary companies which the Company controls but does not include in the consolidated federal income tax return as it is management’s practice and intent to indefinitely reinvest the earnings.

Accounting for Stock-Based Compensation:  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (FAS 123(R)), which significantly changed accounting practice with respect to employee stock options.  FAS 123(R) requires that the Company measure the cost of equity-based service awards based on the grant-date fair value of the award.  The impact of adopting this standard on January 1, 2006, was insignificant to the Company’s results of operations since no new stock option awards have been granted since 2003 and all stock options outstanding at December 31, 2005, are fully or partially vested.  Prior to adopting FAS 123(R), the Company applied the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees.  The intrinsic value method is used to account for stock-based compensation plans.  If compensation expense had been determined based on the fair value method with the pro forma compensation expense reflected over the vesting period, net income and income per share would have been adjusted to the pro forma amounts indicated below:

(in thousands, except per share amounts)	2005	2004
Net income - as reported	$162,529	$179,967
Add: Stock-based compensation expense included in net income, net of related tax effects	8,655	7,297
Deduct: Total stock-based compensation expense under fair value-based method, net of related tax effects	(8,996)	(7,790)
Net income - pro forma	$162,188	$179,474

Basic earnings per share - as reported	$1.53	$1.68
Basic earnings per share - pro forma	$1.52	$1.68
Diluted earnings per share - as reported	$1.51	$1.67
Diluted earnings per share - pro forma	$1.50	$1.66

Compensation expense for pro forma purposes was reflected over the vesting period.  Note 8 contains the significant assumptions used in determining the underlying fair value of options.

Cash Equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents are carried at cost which approximates market value.

Accounts Receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The following factors are considered when determining the collectibility of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $20,287,000 and $19,120,000 at December 31, 2006 and 2005, respectively.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventories are summarized at December 31, as follows:

(in thousands)	2006	2005
Raw materials and supplies	$169,914	$161,110
Work in process and finished goods	316,482	276,331
Total inventories, gross	486,396	437,441
Less inventory write-downs	(18,543)	(16,491)
Total inventories, net	$467,853	$420,950

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $144,058,000, $142,599,000, and $126,082,000 for 2006, 2005, and 2004, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs, which are capitalized during the construction of major capital projects, totaled $2,871,000 in 2006, $993,000 in 2005, and $178,000 in 2004.

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

Intangible assets:  Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives, with periods ranging from one to 30 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.  The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator.  Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

Financial Instruments:  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in stockholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.  Note 14 contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts and interest rate swap arrangements.

Accumulated other comprehensive income (loss):  The components of accumulated other comprehensive income (loss) are as follows as of December 31:

(in thousands)	2006	2005	2004
Foreign currency translation	$122,454	$61,604	$57,426
Minimum pension liability, net of deferred tax benefit of $4,590, $20,580, and $16,258	(7,395)	(32,189)	(25,752)
Adjustment to initially apply FAS No. 158, net of tax $55,076	(88,726)
Unrecognized gain on derivative, net of deferred tax benefit of $1,768 and $2,105	2,765	3,291
Accumulated other comprehensive income (loss)	$29,098	$32,706	$31,674

Treasury Stock:  Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.  At December 31, 2006, 2.2 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2000.  In February 2007, the Board of Directors authorized an additional 3 million shares for repurchase.

Preferred Stock Purchase Rights:  On July 29, 1999, the Company’s Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right for each outstanding share of common stock.  Under certain circumstances, a right may be exercised to purchase one four-hundredth of a share of Series A Junior Preferred Stock for $60, subject to adjustment.  The rights become exercisable if, subject to certain exceptions, a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces an offer which would result in such person acquiring beneficial ownership of 15 percent or more of the Company’s outstanding common stock.  If a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock, subject to certain exceptions, each right will entitle its holder to buy from the Company, common stock of the Company having a market value of twice the exercise price of the right.  The rights expire August 23, 2009, and may be redeemed by the Company for $.001 per right at any time before a person becomes a beneficial owner of 15 percent or more of the Company’s outstanding common stock.  The Company’s Board of Directors has designated 600,000 shares of Series A Junior Preferred Stock with a par value of $1 per share that relate to the Shareholder Rights Plan.  At December 31, 2006, none of these shares were issued or outstanding.

Note 2 — NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007.  The Company currently evaluating the impact of adopting FAS No. 157 on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertain tax positions in accordance with FAS No. 109,  Accounting for Income Taxes.  The Company will be required to recognize, in its financial statements, the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date.  In addition, FIN 48 provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods, and transition.  FIN 48 is effective for the Company beginning January 1, 2007, with the cumulative effect of initially applying FIN 48 recognized as a change in accounting principle recorded as an adjustment to opening retained earnings.  The Company does not expect a material impact to the financial statements as a result of adopting this standard.

Note 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable operating segment follow:

	Flexible Packaging	Pressure Sensitive
(in thousands)	Segment	Materials Segment	Total
Reported balance at December 31, 2004	$391,473	$50,708	$442,181

Business acquisitions	111,114		111,114
Goodwill associated with Itap Bemis Ltda. which is now consolidated	11,396		11,396
Currency translation adjustment	16,728		16,728
Reported balance at December 31, 2005	530,711	50,708	581,419

Business acquisitions and purchase price adjustments	6,497	2,168	8,665
Currency translation adjustment	13,540	67	13,607
Reported balance at December 31, 2006	$550,748	$52,943	$603,691

The components of amortized intangible assets follow:

(in thousands)	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$15,447	$(8,055)	$15,447	$(6,930)
Technology based	52,609	(16,548)	52,047	(13,513)
Marketing related	21,405	(5,441)	19,659	(3,677)
Customer based	55,933	(13,227)	50,395	(7,848)
Reported balance	$145,394	$(43,271)	$137,548	$(31,968)

Amortization expense for intangible assets during 2006, 2005, and 2004 was $9.2 million, $8.9 million, and $5.8 million, respectively.  Estimated annual amortization expense is $9.1 million for 2007, $9.0 million for 2008 through 2010, and $8.7 million for 2011.  The Company completed its annual impairment tests in the fourth quarter of 2006 with no indications of impairment of goodwill found.

Note 4 — BUSINESS ACQUISITIONS

On January 5, 2005, the Company acquired majority ownership of Dixie Toga S.A., headquartered in São Paulo, Brazil.  Dixie Toga recorded annual net sales in excess of $300 million in 2004.  In this transaction, the Company acquired substantially all of the outstanding voting common stock and 43 percent of the outstanding non-voting preferred stock of Dixie Toga for a total cash price of approximately $250 million, which was initially financed with commercial paper.  During 2005 and 2006, Dixie Toga repurchased additional publicly traded preferred shares on the Bovespa Stock Exchange in São Paulo, Brazil, thereby effectively increasing Bemis’ preferred share ownership to 54 percent at December 31, 2006.  The remaining non-voting preferred shares not acquired are traded publicly on the Brazilian Bovespa Exchange.  Dixie Toga is a leading packaging company in South America, specializing in flexible packaging, thermoformed and injection molded containers, laminated plastic tubes, printed labels, and printed folding cartons.  Dixie Toga employs nearly 4,000 people in South America and operates nine manufacturing plants in Brazil and one in Argentina.

The net cash purchase price of $235.3 million, paid in 2005, has been accounted for under the purchase method of accounting reflecting the provisions of FAS Nos. 141 and 142 and includes the allocations as follows:  $249.2 million to tangible assets, $40.1 million to intangible assets, $164.4 million to liabilities assumed, and $110.4 million to tax deductible goodwill.  A contingent contractual post-closing adjustment increased the purchase price and related goodwill by $4.2 million in 2006.  Intangible assets acquired have a weighted-average useful life of approximately 18 years and include $0.3 million for contract-based intangibles with a useful life of 1 year, $9.3 million for marketing related intangibles with a useful life of 30 years, and $30.5 million for customer-based intangibles with a useful life of 15 years.  Results of operations from the date of acquisition are included in these financial statements.  Pro forma income statement results for the comparative fourth quarter (unaudited) and year-to-date periods ended December 31, 2004, as if this acquisition had occurred at the beginning of 2004, would have reflected net sales as $821.9 million and $3,164.0 million, respectively; net income as $48.7 million and $180.9 million, respectively; and diluted earnings per share as $0.45 and $1.68, respectively.

The Company and Dixie Toga had operated a flexible packaging joint venture in Brazil since 1998.  Prior to the acquisition the Company owned 45 percent of the joint venture and accounted for it on an equity basis for the year 2004 and earlier (see description below regarding the 2004 acquisition of an additional interest in Itap Bemis Ltda.).  The pre-existing values for property, intangible assets, and goodwill imbedded in the Company’s equity investment at the date of the Dixie Toga acquisition were $1.7 million, $3.6 million, and $11.4 million, respectively.  These amounts were subsequently included as components of the Company’s consolidated property, intangible assets, and goodwill.

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

On May 25, 2004, the Company and its Mexican partner, Corporacion JMA, S.A. de C.V., acquired the Tultitlan, Mexico plant operation of Masterpak, S.A. de C.V. for $30.7 million.  Annual sales related to the assets purchased were approximately $35.0 million.  Although the Company’s ownership share was initially only 51 percent, the Company financed its Mexican partner’s portion of the purchase price and as such 100 percent of results of operation of this entity were consolidated by the Company at December 31, 2005 and 2004.  The total purchase price was accounted for under the purchase method of accounting, reflecting the provisions of FAS Nos. 141 and 142, and includes:  working capital, $9.9 million; property, $19.5 million; intangible assets, deferred charges, and goodwill $2.0 million; and long-term liabilities, $0.7 million.  Results of operations from the date of acquisition are included in these financial statements.  During 2005 and 2006 the Company acquired the joint venture partner’s interest and now owns 100 percent of the entity.  Because the Company was already consolidating 100 percent of the entity the subsequent acquisition of the remaining joint venture interest had an inconsequential accounting impact.

On May 4, 2006, the Company also acquired the remaining 49 percent minority interest in MACtac Mexico, S.A. de C.V. and Bolsas Bemis S.A. de C.V. for a total consideration of $6.8 million.  The net cash purchase price has been accounted for under the purchase method of accounting reflecting the provisions of FAS Nos. 141 and 142 and includes an allocation as follows:  $3.1 million to net tangible assets, $0.6 million to liabilities assumed, $0.7 million to intangible assets and $3.6 million to goodwill.

Effective January 1, 2004, the Company contributed its 90 percent ownership interest in Curwood Itap Ltda., its shrink bags business in Brazil, to its Brazilian flexible packaging joint venture, Itap Bemis Ltda., in exchange for an additional 12 percent ownership interest.  Assets and liabilities of Curwood Itap Ltda. (consolidated at December 31, 2003) contributed included:  working capital, $14.7 million, including cash of $7.1 million; property, $3.7 million; intangible assets and deferred charges, $8.4 million; and minority interest, $2.7 million.  In exchange for this contribution, the Company’s ownership interest in Itap Bemis Ltda. increased from 33 percent to 45 percent.  In addition, the Company recorded a $6.2 million charge related to previously deferred cumulative translation losses which substantially offset the gain on the divesture of assets described above.  The net increase in the investment in Itap Bemis Ltda. was $30.5 million, including a net gain of $0.2 million on this transaction.  During 2004, the joint venture has been accounted for on the equity method and equity earnings have been included as a component of other costs (income), net.  In connection with the business acquisition described above, this joint venture, Itap Bemis Ltda., is now majority owned and controlled (effective January 5, 2005) and has been consolidated beginning in 2005.

Note 5 — RESTRUCTURING OF OPERATIONS

2003 Restructuring Plan

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

For the year 2004, a total of $2.6 million has been charged to other costs (income), $1.1 million has been charged to cost of products sold, and $0.1 million has been charged to selling, general and administrative expense within the consolidated statement of income.  In addition, the $1.4 million gain on the first quarter 2004 sale of the Union City, California plant (which was closed in the third quarter of 2003) is included in other costs (income).  For the year 2005, a total of $1.4 million has been charged to other costs (income) within the consolidated statement of income.  In addition during 2005, the $2.3 million gain on the disposition of an idled facility and land is included in other costs (income) within the consolidated statement of income.  The accrued liability remaining at December 31, 2005, was not significant and was paid in 2006.

An analysis of the restructuring and related costs activity follows:

		Facilities			Total
	Employee	Consolidation	Total	Accelerated	Restructuring
(in thousands)	Costs	or Relocation	Restructuring	Depreciation	and Related Costs
Reserve balance at December 31, 2003	$(3,125)	$(59)	$(3,184)	$0	$(3,184)

2004 Activity
Total net expense accrued
Flexible Packaging	$(69)	$793	$724	$(72)	$652
Pressure Sensitive	(279)	(1,800)	(2,079)	(1,022)	(3,101)

Charges to accrual account
Flexible Packaging	1,651	(793)	858	72	930
Pressure Sensitive	1,618	1,829	3,447	1,022	4,469
Reserve balance at December 31, 2004	$(204)	$(30)	$(234)	$0	$(234)

2005 Activity
Total net expense accrued
Flexible Packaging	$0	$(560)	$(560)	$0	$(560)
Pressure Sensitive	(632)	2,088	1,456		1,456

Charges to accrual account
Flexible Packaging	145	560	705		705
Pressure Sensitive	632	(2,088)	(1,456)		(1,456)
Reserve balance at December 31, 2005	$(59)	$(30)	$(89)	$0	$(89)

2006 Activity
Charges to accrual account
Flexible Packaging	$59	$0	$59		$59
Pressure Sensitive	0	30	30		30
Reserve balance at December 31, 2006	$0	$0	$0	$0	$0

2006 Restructuring Plan

In January 2006, the Company committed to a plan to close five flexible packaging plants:  Peoria, Illinois; Denmark and Neenah, Wisconsin; Georgetown, Ontario, Canada; and Epernon, France.  The closure of these plants, together with related support staff and capacity reductions within the flexible packaging business segment, is expected to reduce fixed costs and improve capacity utilization elsewhere in the Company.  During 2006, the Company incurred charges of $11.6 million for employee severance, $12.3 million for accelerated depreciation, and $5.1 million for other related costs.

Also in January 2006, the Company committed to a plan to close a pressure sensitive materials plant located in Hopkins, Minnesota.  The closure of this plant, together with related support staff and capacity reductions within the pressure sensitive materials business segment, is expected to reduce fixed costs and improve capacity utilization.  During  2006, the Company incurred charges of $0.5 million for employee severance and $0.5 million for other related costs.

Manufacturing activity has been concluded at the six manufacturing plants identified for closure with customer order fulfillment absorbed by other facilities within the Company.  While termination of manufacturing activity at these facilities has been accomplished, final relocation of equipment and employees, disposal of manufacturing sites, and final settlement of pension related issues will continue until after 2006.

During 2006, a total of $18.3 million has been charged to other costs (income) and $12.9 million has been charged to cost of products sold within the consolidated statement of income.  The accrued liability at December 31, 2006, is $0.4 million.  Total costs of $35.0 million are expected for this restructuring effort, of which $31.0 million will be incurred by the flexible packaging segment, $1.8 million for the pressure sensitive materials segment, and $2.2 million for corporate relocation.  Net cash cost is expected to be $18.3 million and non-cash cost is expected to total $16.7 million.

An analysis of the 2006 restructuring plan and related costs activity follows:

		Facilities		Total
	Employee	Consolidation	Accelerated	Restructuring
(in thousands)	Costs	or Relocation	Depreciation	and Related Costs
2006 Activity — Year-To-Date
Reserve balance at December 31, 2005	$0	$0	$0	$0
Total net expense accrued
Corporate		(1,288)		(1,288)
Flexible Packaging	(11,555)	(5,136)	(12,262)	(28,953)
Pressure Sensitive	(519)	(416)	(47)	(982)
Charges to accrual account
Corporate		1,288		1,288
Flexible Packaging	11,170	5,136	12,262	28,568
Pressure Sensitive	519	416	47	982
Reserve balance at December 31, 2006	$(385)	$0	$0	$(385)

Note 6 - PENSION PLANS

The Company has defined contribution plans which cover employees at nine manufacturing, warehousing, or sales administrative locations with contributions based upon the contractual terms of each respective plan.  Total contribution expense for these plans was $1,311,000 in 2006, $1,191,000 in 2005, and $1,262,000 in 2004.  Multiemployer plans cover employees at two different manufacturing locations and provide for contributions to a union administered defined benefit pension plan.  Amounts charged to pension cost and contributed to the multiemployer plans in 2006, 2005, and 2004 totaled $740,000, $741,000, and $1,700,000, respectively.  The 2004 expense included a multiemployer plan withdrawal charge of $995,000 (included in other costs (income) on the consolidated statement of income) associated with the 2003 closure of the Murphysboro, Illinois facility.

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

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132 (R) (FAS 158).  As a result of the adoption of FAS 158, the Company has recorded a cumulative effect adjustment as a component of other comprehensive income within stockholders’ equity (also see Note 7).  The Company’s disclosures for the fiscal year ended 2006 also reflect the revised accounting and disclosure requirements of FAS 158.  Reported items for fiscal years 2005 and 2004 were not affected.

The adoption of FAS 158 on December 31, 2006, resulted in incremental adjustments to the following individual line items in the Consolidated Balance Sheet:

	Before		After
	Application of		Application of
(in thousands)	FAS 158	Adjustments	FAS 158
Deferred charges and other assets	$188,748	$(125,224)	$63,524
Total assets	3,164,233	(125,224)	3,039,009
Deferred taxes	189,244	(55,076)	134,168
Other liabilities and deferred credits	107,396	18,578	125,974
Total stockholders’ equity	1,560,742	(88,726)	1,472,016
Total liabilities and stockholders’ equity	3,164,233	(125,224)	3,039,009

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2006, 2005, and 2004:

(in thousands)	2006	2005	2004
Service cost - benefits earned during the year	$14,572	$20,541	$18,448
Interest cost on projected benefit obligation	30,726	28,943	28,374
Expected return on plan assets	(41,626)	(36,401)	(34,675)
Settlement (gain) loss		634
Curtailment	667	1,737
Amortization of unrecognized transition obligation	158	205	404
Amortization of prior service cost	2,352	2,600	2,244
Recognized actuarial net (gain) or loss	10,802	10,156	7,483
Net periodic pension (income) cost	$17,651	$28,415	$22,278

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2006 and 2005, are as follows:

	U.S. pension plans		Non-U.S. pension plans
(in thousands)	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$515,387	$467,005	$62,174	$58,003
Service cost	11,466	17,707	3,106	2,834
Interest cost	27,669	26,178	3,056	2,765
Participant contributions			533	506
Plan amendments	1,140	2,562	517
Plan curtailments			(534)
Plan settlements				(1,765)
Acquisitions			3,076
Benefits paid	(21,874)	(21,231)	(2,057)	(1,516)
Actuarial (gain) or loss	(23,125)	23,166	(1,480)	6,645
Foreign currency exchange rate changes			6,655	(5,298)
Benefit obligation at the end of the year	$510,663	$515,387	$75,046	$62,174

Accumulated benefit obligation at the end of the year	$460,611	$461,634	$59,296	$49,874

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$435,142	$405,134	$46,025	$43,893
Actual return on plan assets	46,222	15,227	3,580	5,023
Employer contributions	25,077	36,012	3,576	3,508
Participant contributions			533	506
Plan settlements				(1,765)
Plan combinations			173
Benefits paid	(21,874)	(21,231)	(2,057)	(1,516)
Foreign currency exchange rate changes			4,711	(3,624)
Fair value of plan assets at the end of the year	$484,567	$435,142	$56,541	$46,025

Reconciliation of Funded Status:
Funded (unfunded) status	$(26,096)	$(80,245)	$(18,505)	$(16,149)
Unrecognized actuarial net (gain) or loss	126,379	167,606	12,325	13,722
Unrecognized transition obligation			3,020	2,850
Unrecognized prior service cost	14,675	16,426	409	53
Net amount recognized in consolidated balance sheet	$114,958	$103,787	$(2,751)	$476

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$9,845	$88,330	$342
Accrued benefit liability, current	(1,813)
Accrued benefit liability, non-current	(34,128)	(42,546)	(18,846)	(5,293)
Intangible asset		10,642		361
Deferred tax	54,024	18,471	6,033	2,109
Accumulated other comprehensive income	87,030	28,890	9,720	3,299
Net amount recognized in consolidated balance sheet	$114,958	$103,787	$(2,751)	$476

Accumulated other comprehensive income related to pension benefit plans is as follows:

		Non-U.S.
	U.S. Pension Plans	Pension Plans
(in thousands)	2006	2006
Unrecognized net actuarial losses	$126,379	$12,324
Unrecognized net prior service costs (benefits)	14,675	409
Unrecognized net transition costs		3,020
Tax expense (benefit)	(54,024)	(6,033)
Accumulated other comprehensive loss (income), end of year	$87,030	$9,720

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2007 are as follows:

		Non-U.S.
	U.S. Pension Plans	Pension Plans
(in thousands)	2006	2006
Net actuarial losses	$7,273	$518
Net prior service costs (benefits)	2,262	26
Net transition costs		231
Total	$9,535	$775

The accumulated benefit obligation for all defined benefit pension plans was $519,907,000 and $511,508,000 at December 31, 2006, and 2005, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2006 and 2005.

	Projected Benefit Obligation				Accumulated Benefit Obligation
	Exceeds the Fair Value of Plan’s Assets				Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Projected benefit obligation	$385,127	$515,387	$71,314	$62,174	$35,205	$160,368	$64,653	$59,566
Accumulated benefit obligation	335,075	461,634	52,482	49,874	28,723	154,596	52,482	47,863
Fair value of plan assets	349,186	435,142	53,880	46,025	0	112,051	48,910	43,578

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax and planning purposes.  The employer contributions for the years ended December 31, 2006 and 2005, were

$28,653,000 and $39,520,000, respectively.  The expected cash contribution for 2007 is $5,711,000 which is expected to satisfy plan funding requirements and regulatory funding requirements.

Total multiemployer plan, defined contribution, and defined benefit pension expense in 2006, 2005, and 2004 was $28,026,000, $30,347,000, and $25,240,000, respectively.  In addition to these plans, the Company also sponsors a 401(k) savings plan for substantially all U.S. employees.  The Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next six percent of eligible compensation.  Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2006, 2005, and 2004 were $5,830,000, $4,596,000, and $6,667,000.

For each of the years ended December 31, 2006 and 2005, the U.S. pension plans represented approximately 90 percent of the Company’s total plan assets and approximately 87 percent of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, we separately present and discuss the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. pension plans		Non-U.S. pension plans
	2006	2005	2006	2005
Weighted-average discount rate	5.75%	5.50%	4.87%	4.56%
Rate of increase in future compensation levels	4.75%	4.75%	3.83%	3.83%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2006	2005	2004	2006	2005	2004
Weighted-average discount rate	5.50%	5.75%	6.25%	4.53%	5.25%	5.57%
Expected return on plan assets	8.75%	8.75%	9.00%	6.56%	6.66%	6.85%
Rate of increase in future compensation levels	4.75%	4.75%	4.75%	3.83%	4.14%	4.55%

The weighted-average plan asset allocation at December 31, 2006, and 2005, and target allocation for 2007, are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2007	Percentage		2007	Percentage
	Target	of plan assets		Target	of plan assets
Asset Category	Allocation	2006	2005	Allocation	2006	2005
Equity Securities	80%	79%	80%	45%	47%	47%
Debt Securities	20%	20%	20%	29%	25%	29%
Other		1%		26%	28%	24%
Total	100%	100%	100%	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	U.S. pension plans	Non-U.S. pension plans
2007	$24,180	$1,334
2008	25,139	2,102
2009	27,418	1,575
2010	29,228	2,955
2011	35,290	2,859
Years 2012-2016	174,414	25,901

As of January 1, 2007, we have assumed that the expected long-term rate of return on plan assets will be 8.75 percent.  This is consistent with the 8.75 percent level assumed for 2006.  To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, and 20 years, our pension plan assets have earned compound annual rates of return of 7.8 percent, 8.7 percent, and 9.4 percent, respectively.  We selected an 8.75 percent long-term rate of return on assets assumption as of January 1, 2007.  Using our target asset allocation for plan assets of 80 percent equity securities and 20 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2006, we determined this rate to be 5.75 percent, an increase of one fourth of one percent from the rate used at December 31, 2005.

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

Note 7 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2006, 2005, and 2004.

(in thousands)	2006	2005	2004
Service cost - benefits earned during the year	$1,107	$658	$614
Interest cost on accumulated postretirement benefit obligation	1,569	1,157	1,298
Amortization of prior service cost	691	(51)	72
Recognized actuarial net (gain) or loss	16	37	95
Net periodic postretirement benefit cost	$3,383	$1,801	$2,079

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2006 and 2005, are as follows:

(in thousands)	2006	2005
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$29,299	$20,748
Service cost	1,107	658
Interest cost	1,569	1,157
Participant contributions	1,439
Plan amendments	(3,950)	6,897
Actuarial (gain) or loss	(5,956)	657
Medicare subsidies received	80
Benefits paid	(2,534)	(818)
Benefit obligation at the end of the year	$21,054	$29,299
Change in Plan Assets
Fair value of plan assets at the beginning of the year	$0	$0
Employee contributions	1,439
Employer contribution	1,015	818
Medicare subsidies received	80
Benefits paid	(2,534)	(818)
Fair value of plan assets at the end of the year	$0	$0
Reconciliation of Funded Status
Funded (unfunded) status	$(21,054)	$(29,299)
Unrecognized net actuarial (gain) or loss	(2,855)	3,117
Unrecognized transition obligation
Unrecognized prior service cost	1,835	6,476
Accrued postretirement benefit liability	$22,074	$(19,706)
Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$
Accrued benefit liability, current	(1,144)
Accrued benefit liability, non-current	(19,910)
Deferred tax	(391)
Accumulated other comprehensive income	(629)
Net amount recognized in consolidated balance sheet	$(22,074)

Accumulated other comprehensive income for other postretirement benefit plan activity is as follows:

(in thousands)	2006
Accumulated other comprehensive loss (income), beginning of year	$
Recognition of additional minimum pension liability
Cumulative effect adjustment of change in accounting — adoption of FAS 158 to recognize funded status	(1,020)
Tax benefit	391
Other comprehensive loss (income)	$(629)
Accumulated other comprehensive loss (income), end of year	$(629)

Accumulated other comprehensive income related to other postretirment benefit plans is as follows:

(in thousands)	2006
Unrecognized net actuarial losses (gains)	$(2,855)
Unrecognized net prior service costs/(benefits)	1,835
Unrecognized net transition costs
Tax expense (benefit)	391
Accumulated other comprehensive loss (income), end of year	$(629)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2007 are as follows:

(in thousands)	2006
Net actuarial (gains) losses	$(61)
Net prior service costs/(benefits)	214
Net transition costs
Total	$153

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Benefit Payments
2007	$1,144
2008	1,206
2009	1,331
2010	1,350
2011	1,498
2012-2016	9,116

The employer contributions for the years ended December 31, 2006 and 2005, were $1,015,000 and $818,000, respectively.  The expected plan asset contribution for 2007 is $1,144,000 which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption has a significant effect on the amounts reported.  For measurement purposes, a 7.0 percent and 10.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006 and 2005, respectively; each year’s estimated rate was assumed to decrease gradually to 5.0 percent in annual one percent increments and remain at that level thereafter.  A one-percentage point change in assumed health care trends would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components for 2006	$333	$(286)
Effect on postretirement benefit obligation at December 31, 2006	$2,064	$(1,805)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2006 and 2005 are 5.75 percent and 5.50 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost for the years ended December 31, 2006, 2005, and 2004 are 5.75 percent, 5.75 percent, and 6.25 percent, respectively.

Note 8 — STOCK OPTION AND INCENTIVE PLANS

Since 1987, the Company’s stock option and stock award plans have provided for the issuance of up to 19,800,000 shares of common stock to key employees.  As of December 31, 2006, 2005, and 2004, respectively, 7,389,928, 1,664,071, and 2,020,520 shares were available for future grants under these plans.  Shares forfeited by the employee become available for future grants.  No new stock option awards have been granted since 2003 and all stock options outstanding at December 31, 2006, were fully vested.

Options were granted at prices equal to fair market value on the date of the grant and are exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Options for directors vest immediately, while options for Company employees generally vest over three years (one-third per year).  Details of the stock option plans at December 31, 2006, 2005, and 2004, are:

	Aggregate Intrinsic Value	Number of Shares	Per Share Option Price Range		Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2003		2,772,548	$11.03 - $26.95		$18.73
Exercised in 2004		(392,168)	$11.03 - $17.36		$14.10
Outstanding at December 31, 2004		2,380,380	$15.86 - $26.95		$19.49
Exercisable at December 31, 2004		2,082,629	$15.86 - $26.95		$18.90

Exercised in 2005		(237,002)	$16.16 - $22.04		$17.40
Outstanding at December 31, 2005		2,143,378	$15.86 - $26.95		$19.72
Exercisable at December 31, 2005		2,027,983	$15.86 - $26.95		$19.43

Exercised in 2006	$1,870,000	(132,200)	$16.16 - $22.0	4	$16.64
Outstanding at December 31, 2006	$28,269,000	2,011,178	$15.86 - $26.95		$19.92
Exercisable at December 31, 2006	$27,884,000	1,969,178	$15.86 - $26.95		$19.82

The following table summarizes information about outstanding and exercisable stock options at December 31, 2006.

	Options Outstanding			Options Exercisable
	Number	Weighted-Average	Number	Weighted-
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Average
Exercise Prices	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06	Exercise Price
$15.86 - $18.81	1,296,708	3.0 years	$17.80	1,296,708	$17.80
$22.04 - $26.95	714,470	3.6 years	$23.78	672,470	$23.72
	2,011,178	3.2 years	$19.92	1,969,178	$19.82

Stock options have not been granted since early 2003.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  dividend yield 2.3%, expected volatility 29.2%, risk-free interest rate 6.75%, and expected life 10.0 years.

In 1994, 2001, and in 2006, the Company adopted  Stock Incentive Plans for certain key employees.  The 1994, 2001, and 2007 Plans (adopted in 2006) provide for the issuance of up to 4,000,000, 5,000,000, and 6,000,000 grants, respectively.  Each Plan expires 10 years after its inception, at which point no further stock options or performance units may be granted.  Since 1994, 3,932,910 and 3,677,162 grants of either stock options or performance units (commonly referred to as restricted stock) have been made under the 1994 and 2001 plans, respectively.  Distribution of the performance units is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the performance unit grant.  All performance units granted under the plan are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  In addition, cash payments are made during the grant period on outstanding performance units equal to the dividend on Bemis common stock.  The cost of the award is based on the fair market value of the stock on the date of grant.  The cost of the awards is charged to income over the requisite service period.

Total compensation expense related to Stock Incentive Plans was $11,694,000 in 2006, $16,464,000 in 2005, and $13,776,000 in 2004.

As of December 31, 2006, the unrecorded compensation cost for performance units is $27,481,000 and will be recognized over the remaining vesting period for each grant which ranges between December 31, 2006 and December 31, 2010.  The remaining weighted-average life of all performance units outstanding is 1.3 years.  Prior to the adoption of FAS 123(R) the Company maintained liability balances of $37,629,000 related to the portion of performance units for which compensation expense had been previously recognized.  As these awards are considered equity-based awards under FAS 123(R), the Company has reclassified this balance from a liability classification to a component of additional paid in capital.

The following table summarizes annual restricted stock unit activity for the three years ended December 31, 2006:

	2006	2005	2004
Outstanding shares granted at the beginning of the year	3,069,163	2,886,698	2,501,620
Shares Granted	346,143	603,537	1,372,644
Shares Paid	(142,869)	(172,016)	(849,258)
Shares Canceled	(72,000)	(249,056)	(138,308)
Outstanding shares granted at the end of the year	3,200,437	3,069,163	2,886,698

Aggregate intrinsic value at year end of outstanding awards	$108,751,000	$85,538,000	$83,974,000

Note 9 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in thousands)	2006	2005
Commercial paper payable through 2006 at a weighted-average interest rate of 5.4%	$80,700	$111,954
Notes payable in 2008 at an interest rate of 6.5%	250,000	250,000
Notes payable in 2012 at an interest rate of 4.875%	300,000	300,000
Interest rate swap (fair market value)	2,464	5,029
Industrial revenue bond payable through 2012 at an interest rate of 4.2%	8,000	8,000
Debt of subsidiary companies payable through 2013 at interest rates of 4.0% to 14.0%	97,118	118,605
Obligations under capital leases	274	426

Total debt	738,556	794,014
Less current portion	16,345	3,907
Total long-term debt	$722,211	$790,107

The commercial paper has been classified as long-term debt, to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2006, was 5.4 percent.  The maximum outstanding during 2006 was $194,885,000, and the average outstanding during 2006 was $117,065,000.  The weighted-average interest rate during 2006 was 5.0 percent

The industrial revenue bond has a variable interest rate which is determined weekly by a “Remarketing Agent” based on similar debt then available.  The interest rate at December 31, 2006, was 4.2 percent and the weighted-average interest rate during 2006 was 3.8 percent.  Debt of subsidiary companies include $59.7 million and $37.4 million for European and South American operations, respectively.

Long-term debt maturing in years 2007 through 2011 is $16,345,000, $250,594,000, $146,302,000, $1,041,000, and $0, respectively.  The Company is in compliance with all debt covenant agreements.

Under the terms of a revolving credit agreement with eight banks, the Company may borrow up to $500.0 million through September 2, 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  This credit facility is used primarily to support the Company’s issuance of commercial paper.  The Company currently pays a facility fee of 0.09 percent annually on the entire amount of the commitment.  As of December 31, 2006, outstanding multicurrency borrowings under the credit facility totaled $59.7 million.  Borrowings from the credit agreement mature in September 2009 and charge a variable interest rate.

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

The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to the Company, which is recorded as a reduction in interest expense, was $0.4 million, $4.3 million, and $11.7 million in 2006, 2005, and 2004, respectively.  At December 31, 2006 and 2005, the fair value of these interest rate swaps was $2.5 million and $5.0 million in the Company’s favor, as determined by the respective counterparties using discounted cash flow or other appropriate methodologies, and is included with deferred charges and other assets with a corresponding increase in long-term debt.

Note 10 — INCOME TAXES

(dollars in thousands)	2006	2005	2004
U.S. income before income taxes	$214,311	$191,183	$240,151
Non-U.S. income before income taxes	71,485	85,246	53,516
Income before income taxes	$285,796	$276,429	$293,667

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$71,754	$66,395	$57,091
Foreign	31,374	32,902	16,614
State and local	14,302	12,243	14,663
Total current tax expense	117,430	111,540	88,368
Deferred tax expense:
U.S. federal	(6,266)	(2,122)	20,713
Foreign	(796)	2,855	1,409
State	(868)	1,627	3,210
Total deferred tax expense	(7,930)	2,360	25,332
Total income tax expense	$109,500	$113,900	$113,700

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(dollars in thousands)	2006	2005	2004
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$6,317	$3,651	$4,437
Inventories, principally due to additional costs inventoried for tax purposes	15,699	3,569	3,064
Employee compensation and benefits accrued for financial reporting purposes	54,402	18,077	14,273
Foreign net operating losses	12,596	10,179
Other	8,003	880	2,685
Total deferred tax assets	97,017	36,356	24,459
Less valuation allowance	(6,701)	(3,167)
Total deferred tax assets, after valuation allowance	$90,316	$33,189	$24,459

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$127,817	$127,803	$144,391
Goodwill and intangible assets, principally due to differences in amortization	50,980	42,787	32,675
Other	8,532	6,392
Total deferred tax liabilities	187,329	176,982	177,066

Deferred tax liabilities, net	$97,013	$143,793	$152,607

The net deferred tax liabilities are reflected in the balance sheet as follows:

(dollars in thousands)	2006	2005	2004
Deferred tax assets (included in prepaid expense)	$37,155	$24,654	$21,265
Deferred tax liabilities	134,168	168,447	173,872
Net deferred tax liabilities	$97,013	$143,793	$152,607

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2006		2005		2004
		% of		% of		% of
		Income		Income		Income
(dollars in thousands)	Amount	Before Tax	Amount	Before Tax	Amount	Before Tax
Computed “expected” tax expense on income before taxes at statutory rate	$100,029	35.0%	$96,750	35.0%	$102,783	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	8,732	3.1	9,016	3.3	11,617	3.9
Foreign tax rate differential	3,930	1.4	637	0.2	(1,034)	(0.4)
Minority interest	1,239	0.4	2,078	0.8	171	0.1
Jobs Act repatriation			6,000	2.2
Domestic manufacturing deduction	(3,146)	(1.1)	(840)	(0.4)
Other	(1,284)	(0.5)	259	0.1	163	0.1
Actual income tax expense	$109,500	38.3%	$113,900	41.2%	$113,700	38.7%

As of December 31, 2006, the Company had foreign net operating loss carryovers of approximately $35.5 million that are available to offset future taxable income.  Approximately $16.6 million of the carryover expires over the period 2014-2016.  The balance of the loss carryovers have no expiration.  FAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company’s management determined that a valuation allowance of $6.7 million against the deferred tax assets associated with the foreign net operating loss carryover was necessary at December 31, 2006.

The Company’s federal income tax returns for the years prior to 2004 have been audited and completely settled.  Provision has not been made for U.S. or additional foreign taxes on $142,455,000 of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

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

Note 11 — LEASES

The Company has operating leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that expire at various times over the next 35 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $10,870,000 in 2006, $13,178,000 in 2005, and $13,137,000 in 2004.

The Company has capitalized leases for a manufacturing site and some machinery and equipment that expire at various times over the next five years.  The present values of minimum future obligations shown in the following chart are calculated based on an interest rate of approximately 4.0 percent, which is the lessor’s implicit rate of return.  Interest expense on the outstanding obligations under capital leases was approximately $15,000 in 2006, $13,000 in 2005, and $21,000 in 2004.

Minimum future obligations on leases in effect at December 31, 2006, are:

(in thousands)	Capital Leases	Operating Leases
2007	202	4,345
2008	45	2,902
2009	42	2,295
2010	0	1,867
2011	0	1,307
Thereafter	0	5,064
Total minimum obligations	$289	$17,780
Less amount representing interest	15
Present value of net minimum obligations	$274
Less current portion	195
Long-term obligations	$79

Note 12 — SEGMENTS OF BUSINESS

The Company’s business activities are organized around and aggregated into its two principal business segments, Flexible Packaging and Pressure Sensitive Materials.  Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied.  Minor intersegment sales are generally priced to reflect nominal markups.  The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, income taxes, and minority interest.   While there are similarities in selected technology and manufacturing processes utilized between the Company’s business segments, notable differences exist in products, application and distribution of products, and customer base.

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

A summary of the Company’s business activities reported by its two business segments follows:

BUSINESS SEGMENTS (in millions)	2006	2005	2004
Net Sales:
Flexible Packaging	$3,000.6	$2,856.2	$2,250.1
Pressure Sensitive Materials	643.3	618.5	584.8
Intersegment Sales:
Flexible Packaging	(0.5)	(0.4)	(0.5)
Pressure Sensitive Materials	(4.0)	(0.3)
Net Sales to Unaffiliated Customers	$3,639.4	$3,474.0	$2,834.4
Operating Profit and Pretax Profit:
Flexible Packaging	$335.1	$332.7	$308.3
Pressure Sensitive Materials	50.1	41.3	33.9
Total operating profit (1)	385.2	374.0	342.2
General corporate expenses	(46.6)	(53.0)	(32.5)
Interest expense	(49.3)	(38.7)	(15.5)
Minority interest in net income	(3.5)	(5.9)	(0.5)
Income before income taxes	$285.8	$276.4	$293.7
Identifiable Assets:
Flexible Packaging	$2,579.5	$2,471.2	$1,869.8
Pressure Sensitive Materials	339.9	347.0	428.2
Total identifiable assets (2)	2,919.4	2,818.2	2,298.0
Corporate assets (3)	119.6	146.4	188.7
Total	$3,039.0	$2,964.6	$2,486.7
Depreciation and Amortization:
Flexible Packaging	$138.4	$135.6	$113.6
Pressure Sensitive Materials	13.1	13.9	15.4
Corporate	0.9	1.3	1.8
Total	$152.4	$150.8	$130.8
Expenditures for Property and Equipment:
Flexible Packaging	$122.4	164.5	$120.9
Pressure Sensitive Materials	10.2	10.3	13.5
Corporate	26.2	12.2	0.1
Total	$158.8	$187.0	$ 134.5

OPERATIONS BY GEOGRAPHIC AREA (in millions)	2006	2005	2004
Net Sales to Unaffiliated Customers: (4)
United States	$2,400.5	$2,281.1	$2,140.1
Canada	64.8	74.6	76.7
Europe	595.9	580.9	553.6
South America	491.3	454.3
Other	86.9	83.1	64.0
Total	$3,639.4	$3,474.0	$2,834.4
Identifiable Assets:
United States	$1,706.6	$1,723.2	$1,722.4
Canada	21.2	31.9	36.8
Europe	419.0	370.5	471.7
South America	696.1	622.9
Other	76.5	69.7	67.1
Total	$2,919.4	$2,818.2	$2,298.0

(1)                                  Operating profit is defined as profit before general corporate expense, interest expense, income taxes, and minority interest.

(2)                                  Identifiable assets by business segment include only those assets that are specifically identified with each segment’s operations.

(3)                                  Corporate assets are principally prepaid expenses, prepaid income taxes, prepaid pension benefit costs, investment in the Brazilian joint venture (2004), fair value of the interest rate swap agreements, and corporate property.

(4)           Net sales are attributed to countries based on location of the Company’s manufacturing or selling operation.

Note 13 — COMMITMENTS AND CONTINGENCIES

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

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $51.3 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the 2006 year end exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A lower court decision in 2002 cancelled all of the assessments for 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  The City continues to assert the applicability of the city services tax and has issued assessments for the subsequent years 1996-2001.  The assessments for those years for tax and penalties (exclusive of interest) are estimated to be approximately $32.6 million at the date of acquisition, translated to U.S. dollars at the 2006 year end exchange rate.  In the event of an adverse resolution, these estimated amounts for all assessments could be substantially increased for interest, monetary adjustments, and corrections.

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

The Company first disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 23, 2003, that the Department of Justice expected to initiate a criminal investigation into competitive practices in the labelstock industry and the Company further discussed the investigation and disclosed that it expected to receive a subpoena in its Form 10-Q filed for the quarter ended June 30, 2003.  In a Form 8-K filed with the Securities and Exchange Commission on August 15, 2003, the Company disclosed that it had received a subpoena from the U.S. Department of Justice in connection with the Department’s criminal investigation into competitive practices in the labelstock industry.  The Company responded to the subpoena and cooperated fully with the requests of the U.S. Department of Justice.  On October 20, 2006, the Department of Justice informed the Company that it was closing the investigation without any further action.

The Company and its wholly-owned subsidiary, Morgan Adhesives Company, have been named as defendants in fifteen civil lawsuits.  Five of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  Judge Vanaskie entered an order which called for discovery to be taken on the issues relating to class certification and briefing on plaintiffs’ motion for class certification to be completed by March 1, 2007.  At this time, a discovery cut-off and a trial date have not been set.  The Company has also been named in four lawsuits filed in the California Superior Court in San Francisco. Three of these lawsuits seek to represent a class of all California indirect purchasers of labelstock and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  These three lawsuits have been consolidated.  The fourth lawsuit seeks to represent a class of California direct purchasers of labelstock and alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Ohio, seeking to represent a class of all Ohio indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, and one lawsuit in Arizona seeking to represent a class of Arizona indirect purchasers of labelstock, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company intends to vigorously defend these lawsuits.

In a Form 8-K filed with the Securities and Exchange Commission on May 25, 2004, the Company disclosed that representatives from the European Commission had commenced a search of business records and interviews of certain Company personnel at its self-adhesive labelstock operation in Soignies, Belgium to investigate possible violations of European competition law in connection with an investigation of potential anticompetitive activities in the European paper and forestry products sector.  The Company cooperated fully with the requests of the European Commission.  On November 16, 2006, the European Commission informed the Company that it was closing the investigation without any further action.

Given the ongoing status of the class-action civil lawsuits, the Company is unable to predict the outcome of these matters although the effect could be material to the results of operations and/or cash flows of the period in which the matter is resolved.  The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial position, or liquidity of the Company.

Note 14 — FINANCIAL INSTRUMENTS

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than nine months and relate primarily to major Western European currencies.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2006 and 2005, the Company had outstanding forward exchange contracts with notional amounts aggregating $3,540,000 and $4,443,000, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as part of accounts payable and as an expense element of other costs (income), net, which offsets the related transaction gains or losses and was not significant at December 31, 2006 and 2005.

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations.  To hedge this exposure, the Company entered into three fixed-to-variable interest rate swaps during the third quarter of 2001, one of which settled in 2005 when the related long-term debt matured and was repaid.  The remaining two interest rate swaps are accounted for as a fair value hedge.  The terms of the interest rate swap agreements have been specifically designed to conform to the applicable terms of the hedged items and with the requirements of paragraph 68 of FAS No. 133 to support the assumption of no ineffectiveness (changes in fair value of the debt and the swaps exactly offset).  The fair value of these interest rate swaps is recorded within long-term debt.  Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense.  See Note 9 for further discussion of the interest rate swaps.

In connection with the issue of seven-year, $300 million notes in March 2005, we entered into a forward starting swap on February 3, 2005, in order to lock in an interest rate in advance of the pricing date for the notes.   On March 14, 2005, in connection with the pricing of the notes, we terminated the swap and recorded the resulting gain of $6.1 million (pre-tax) on the balance sheet as a component of other comprehensive income.  This gain is being amortized as a component of interest expense over the term of the notes.

The Company’s non-derivative financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2006 and 2005, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt, including current maturities but excluding capitalized leases, is estimated to be $749,002,000 and $803,760,000 at December

31, 2006 and 2005, respectively, using discounted cash flow analyses and based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

The Company is exposed to credit loss in the event of non-performance by counterparties in interest rate swaps and forward exchange contracts.  Collateral is generally not required of the counterparties or of the Company.  In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument.  The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.  The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and countries. As of December 31, 2006 and 2005, the Company had no significant concentrations of credit risk.

Note 15 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2006
Net sales	$901.7	$933.8	$903.3	$900.6	$3,639.4
Gross profit	167.3	186.3	174.1	169.0	696.7
Net income	37.8	48.9	48.0	41.6	176.3
Basic earnings per common share	0.36	0.47	0.46	0.40	1.68
Diluted earnings per common share	0.35	0.46	0.45	0.39	1.65

2005
Net sales	$831.9	$879.9	$870.1	$892.1	$3,474.0
Gross profit	155.3	167.9	172.7	179.7	675.6
Net income	32.2	41.2	44.2	44.9	162.5
Basic earnings per common share	0.30	0.38	0.42	0.43	1.53
Diluted earnings per common share	0.30	0.38	0.41	0.42	1.51

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

(b) Management’s Report on Internal Control Over Financial Reporting
                The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment, utilizing the COSO-Framework criteria, of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting
                There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART  III — ITEMS 10, 11, 12, 13, and 14

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  With the exception of Mr. Seifert, each officer has been an employee of the Company for the last five years and the positions described relate to positions with the Company.

Name (Age)	Positions Held	Period The Position Was Held

William F. Austen (48) Vice President - Operations

President and Chief Executive Officer - Morgan Adhesives Company (1)

General Electric, various engineering, sales, marketing, and general management positions

2004 to present 2000 to present 1980 to 2000

Jeffrey H. Curler (56) President, Chief Executive Officer and Chairman of the Board

President and Chief Executive Officer

President and Chief Operating Officer

President

Executive Vice President

Various R&D and management positions within the Company

2005 to present 2000 to 2005 1998 to 2000 1996 to 1998 1991 to 1995 1973 to 1991

Stanley A. Jaffy (58) Vice President and Controller Vice President - Tax and Assistant Controller Corporate Director of Tax		2002 to present 1998 to 2002 1987 to 1998

Melanie E.R. Miller (43) Vice President, Investor Relations and Treasurer

Vice President, Investor Relations and Assistant Treasurer

Director of Investor Relations

Alliant Techsystems, Inc., various finance and investor relations positions

2005 to present 2002 to 2005 2000 to 2002 1992 to 2000

Eugene H. Seashore, Jr. (57) Vice President - Human Resources Vice President - Purchasing, Curwood, Inc. (2) Various human resource and management positions within the Company		2000 to present 1999 to 2000 1980 to 1999

James J. Seifert (50) Vice President, General Counsel and Secretary Tennant Company, Vice President, General Counsel and Secretary		2002 to present 1999 to 2002

Henry J. Theisen (53) Director

Executive Vice President and Chief Operating Officer

Vice President — Operations

President - Bemis High Barrier Products (2)

President - Curwood, Inc. (2)

Various R&D, marketing, and management positions within the Company

2006 to present 2003 to present 2002 to 2003 2002 to 2003 1998 to 2003 1975 to 1998

Gene C. Wulf (56) Director

Senior Vice President and Chief Financial Officer

Vice President, Chief Financial Officer and Treasurer

Vice President and Controller

Vice President and Assistant Controller

Various financial and management positions within the Company

2006 to present 2005 to present 2002 to 2005 1998 to 2002 1997 to 1998 1975 to 1997

(1)             Morgan Adhesives Company is a 100% owned subsidiary of the Company.

(2)             Bemis High Barrier Products includes the following 100 percent owned subsidiaries of the Company:  Bemis Clysar, Inc., Bemis Europe Holdings, S.A., Curwood, Inc., MacKay, Inc., Milprint, Inc., and Perfecseal, Inc.

The Company’s annual CEO certification to the NYSE for the previous year was submitted to the NYSE on May 19, 2006.  The Company’s CEO and CFO executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 which are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  No qualifications were taken with respect to any of the certifications.

ITEM 11 - EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006, and such information is expressly incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006, and such information is expressly incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006, and such information is expressly incorporated herein by reference.

PART  IV — ITEM 15

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of Item 8 of this Annual Report on Form 10-K:

Pages in Form 10-K
(1) Financial Statements
Management’s Responsibility Statement	18
Report of Independent Registered Public Accounting Firm	19
Consolidated Statement of Income for each of
the Three Years Ended December 31, 2006	20
Consolidated Balance Sheet at December 31, 2006 and 2005	21
Consolidated Statement of Cash Flows for each of
the Three Years Ended December 31, 2006	22
Consolidated Statement of Stockholders’ Equity
for each of the Three Years Ended December 31, 2006	23
Notes to Consolidated Financial Statements	24-41

(2) Financial Statement Schedule for Years 2006, 2005, and 2004
Schedule II - Valuation and Qualifying Accounts and Reserves	46
Report of Independent Registered Public Accounting Firm on Financial
Statement Schedule for each of the Three Years Ended December 31, 2006	46

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

BEMIS COMPANY, INC.

By	/s/ Gene C. Wulf	By	/s/ Stanley A. Jaffy
	Gene C. Wulf, Senior Vice President		Stanley A. Jaffy, Vice President
	and Chief Financial Officer		and Controller
	Date February 28, 2007		Date February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gene C. Wulf	/s/ Stanley A. Jaffy
Gene C. Wulf, Senior Vice President	Stanley A. Jaffy, Vice President
and Chief Financial Officer	and Controller (principal accounting officer)
Date February 28, 2007	Date February 28, 2007

/s/ Jeffrey H. Curler	/s/ William J. Bolton
Jeffrey H. Curler, Chairman of the Board,	William J. Bolton, Director
President, and Chief Executive Officer	Date February 28, 2007
Date February 28, 2007

/s/ David S. Haffner	/s/ Barbara L. Johnson
David S. Haffner, Director	Barbara L. Johnson, Director
Date February 28, 2007	Date February 28, 2007

/s/ Timothy M. Manganello	/s/ Nancy Parsons McDonald
Timothy M. Manganello, Director	Nancy Parsons McDonald, Director
Date February 28, 2007	Date February 28, 2007

/s/ Roger D. O’Shaughnessy	/s/ Paul S. Peercy
Roger D. O’Shaughnessy, Director	Paul S. Peercy, Director
Date February 28, 2007	Date February 28, 2007

/s/ Edward N. Perry	/s/ William J. Scholle
Edward N. Perry, Director	William J. Scholle, Director
Date February 28, 2007	Date February 28, 2007

/s/ Henry J. Theisen	/s/ Philip G. Weaver
Henry J. Theisen, Director	Philip G. Weaver, Director
Date February 28, 2007	Date February 28, 2007

/s/ Gene C. Wulf, Director
Gene C. Wulf, Director
Date February 28, 2007

Exhibit Index

Exhibit		Description	Form of Filing
2	(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer and the therein listed sellers. (1)	Incorporated by Reference
3	(a)	Restated Articles of Incorporation of the Registrant, as amended. (2)	Incorporated by Reference
3	(b)	By-Laws of the Registrant, as amended through May 6, 2004. (2)	Incorporated by Reference
4	(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (3)	Incorporated by Reference
4	(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)	Incorporated by Reference
4	(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (5)	Incorporated by Reference
10	(a)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (6)	Incorporated by Reference
10	(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (7)	Incorporated by Reference
10	(c)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (8)	Incorporated by Reference
10	(d)	Bemis Retirement Plan, Amended and Restated as of December 31, 2005.* (9)	Incorporated by Reference
10	(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of January 1, 2005.*	Filed Electronically
10	(f)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2005.*	Filed Electronically
10	(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (7)	Incorporated by Reference
10	(h)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (10)	Incorporated by Reference
10	(i)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (11)	Incorporated by Reference
10	(j)	Credit Agreement dated as of September 2, 2004, among the Registrant, the various banks listed therein, and Bank One, NA, as Administrative Agent. (12)	Incorporated by Reference
10	(k)	Resolution Amending Bemis Company, Inc. 2001 Stock Incentive Plan.* (4)	Incorporated by Reference
10	(l)	Bemis Investment Incentive Plan, Amended and Restated Effective as of January 1, 2006.* (9)	Incorporated by Reference
10	(m)	Bemis Company, Inc. 2007 Stock Incentive Plan.* (13)	Incorporated by Reference
14		Financial Code of Ethics. (4)	Incorporated by Reference
21		Subsidiaries of the Registrant.	Filed Electronically
23		Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32		Section 1350 Certification of CEO and CFO.	Filed Electronically

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

  (7)                           Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

  (8)                           Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).

  (9)                           Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-5277).

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

(12)                          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-5277).

(13)                          Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2006 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)
Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Profit & Loss	Writeoffs	Foreign Currency Impact	Other	Balance at Close of Year

RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES
2006	$19,120	$12,599	$(11,947) (2)	$515		$20,287
2005	$16,935	$14,638	$(14,009) (3)	$(181)	$1,737(1)	$19,120
2004	$14,949	$13,851	$(12,204) (4)	$339		$16,935

(1) Acquired with business unit acquisition.

(2) Net of $245,000 collections on accounts previously written off.

(3) Net of $478,000 collections on accounts previously written off.

(4) Net of $254,000 collections on accounts previously written off.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of Bemis Company, Inc:

Our audits of the consolidated financial statements, of managements assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2007, which report, consolidated financial statements and assessment are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Pricewaterhouse Coopers LLP
Minneapolis, Minnesota
February 28, 2007