Form 10-Q
period 2007-03-31
BEMIS CO INC
filed 2007-05-10
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2007, the Registrant had 104,594,560 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the three months ended March 31, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets. Generally about 60 percent of our total company net sales are to customers in the food industry.

Net sales for the first quarter ended March 31, 2007, were $909.1 million compared to $901.6 million in the first quarter of 2006, a 0.8 percent increase. Net income totaled $48.3 million for the first quarter of 2007, compared to $37.8 million for the same period of 2006. Net income included the impact of a pre-tax restructuring net gain of $0.5 million for the first quarter of 2007, and a charge of $11.3 million for the first quarter of 2006. First quarter 2007 diluted earnings per share were $0.45, an increase of 28.0 percent compared to $0.35 per share in the same period of 2006.

Market Conditions

The markets into which our products are sold are highly competitive. Our leading flexible packaging market positions in North and South America reflect our focus on expanding value-added, proprietary products many of which are not available from our competitors. The primary raw materials for our business segments are polymer resins, films and adhesives, the cost of which has been impacted in recent years by higher energy prices.

Results of Operations — First Quarter 2007

Consolidated Overview

Net sales for the first quarter ended March 31, 2007, were $909.1 million compared to $901.6 million in the first quarter of 2006, an increase of 0.8 percent. Currency effects increased net sales by 2.3 percent compared to the same quarter of 2006.

Net income totaled $48.3 million for the first quarter of 2007, compared to $37.8 million for the same period of 2006. Net income included the impact of a pre-tax restructuring net gain of $0.5 million for the first quarter of 2007, and a charge of $11.3 million for the first quarter of 2006. Diluted earnings per share were $0.45 for the first quarter compared to $0.35 in the first quarter of 2006.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $743.2 million this quarter compared to $740.2 million in the first quarter of 2006, a 0.4 percent increase. Currency effects accounted for 1.9 percent net sales growth during the current quarter, reflecting the impact of the strengthened European and Brazilian currencies. Net sales increased in meat and cheese, dairy and liquids, pet food, medical and multipack market categories, representing about 50 percent of flexible packaging sales. Net sales decreased in dry foods, confectionery and snack, bakery, and industrial market categories, representing about 25 percent of flexible packaging net sales.

Operating profit from the flexible packaging business segment was $88.2 million during the first quarter of 2007 compared to $70.9 million during the first quarter of 2006 (see accompanying notes to the financial statements, Note 9, “Segments of Business,” for a reconciliation of operating profit to income before income taxes). Operating profit as a percentage of net sales for the first quarter of 2007 was 11.9 percent compared to 9.6 percent for the first quarter of 2006. The first quarter of 2007 included a net gain of $0.5 million on the sales of facilities that were closed during the 2006 restructuring effort. Restructuring and related charges totaling $11.0 million reduced operating profit during the first quarter of 2006. Successful cost management in addition to improved sales mix in 2007 contributed to increased levels of operating profit.

Pressure Sensitive Materials Business Segment

First quarter net sales for the pressure sensitive materials business segment increased 2.8 percent to $165.9 million in the first quarter of 2007 compared to $161.4 million in the same quarter of 2006. Currency effects accounted for 4.3 percent net sales growth.         Net sales decreased in label products, partially offset by sales growth in graphic products.

Operating profit from the pressure sensitive materials business in the first quarter of 2007 was $14.3 million, or 8.6 percent of net sales, compared to $14.7 million, or 9.1 percent of net sales, in the first quarter of 2006 (see accompanying notes to the financial statements, Note 9, “Segments of Business,” for a reconciliation of operating profit to income before income taxes). Higher operating profit in the first quarter of 2006 reflects a more favorable mix of technical product sales. Operating profit for the first quarter of 2006 included net restructuring and related charges of $0.3 million related to the closure of one plant.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $85.5 million in the first quarter of 2007 compared to $83.7 million for the first quarter of 2006. As a percentage of sales, this category of expenses was 9.4 percent in the first quarter of 2007 compared to 9.3 percent for the same period of 2006.

Interest Expense

Interest expense was $12.5 million for the first quarter of 2007, a decrease of $0.3 million from the first quarter of 2006, reflecting lower debt levels in 2007 partially offset by an increase in interest rates.

Other Costs (Income), Net

In the first quarter of 2007, other costs and income included $5.1 million of financial income compared to $3.0 million financial income for the first quarter of 2006. The 2006 period included $4.5 million restructuring charge for employee-related costs partially offset by financial income.

Income Taxes

Our effective tax rate was 37.8 percent in the first quarter of 2007, a decrease from our rate for the same period of 2006 of 39.0 percent. This lower tax rate reflects the increasing impact of U.S. tax incentives for manufacturing companies. The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 34.6 percent at March 31, 2007, compared to 33.0 percent at December 31, 2006. Total debt as of March 31, 2007, was $854.4 million, an increase of $64.6 million from the balance of $789.8 at December 31, 2006.

Sources of Liquidity

Net cash provided by operating activities increased to $73.1 million in the first quarter of 2007 compared to $49.0 million in the same period of 2006. Higher levels of net income contributed to the improved cash flow for the period ended March 31, 2007.

Under the terms of a revolving credit agreement, we have the capacity to borrow up to $500 million through September 2, 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries. This facility is primarily used to support our issuance of commercial paper. On March 31, 2007, total commercial paper outstanding was $135.3 million, and multicurrency loans outstanding totaled $57.3 million. We had the capacity to borrow an additional $299.4 million under the credit facility as of March 31, 2007. In addition to the funds available under this credit facility, we also have the capability of issuing up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance. Management expects cash flow from operations and available liquidity described above to be sufficient to support operations.

Uses of Liquidity

Capital expenditures were $47.3 million for the three months ended March 31, 2007, compared to $36.8 million for the same period of 2006. The first quarter of 2007 included about $20 million of spending which had been originally planned for the fourth quarter of 2006. Capital expenditures for 2007 are expected to be in the range of $175 to $185 million.

In the first three months ended March 31, 2007, we repurchased 1,000,000 shares of common stock in the open market for $34.2 million. The purchases were made during the first quarter under a plan established under Rule 10b5-1 to offset the dilutive impact of stock awards on an annual basis. As of March 31, 2007, the remaining balance of Board authorization for common stock repurchases was 4.2 million shares.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet increased from $2.5 million at December 31, 2006, to $2.7 million at March 31, 2007. The impact of this change was a $0.2 million increase in the recorded value of long-term debt with a corresponding increase in other assets.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the civil lawsuits related to competitive practices in the labelstock industry; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict. These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2006 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements. In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

Graphic products — Pressure sensitive materials used for decorative signage, promotional items, displays, advertisements and visual communication applications.

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

Polyolefin shrink film — A packaging film consisting of polyethylene and/or polypropylene resins extruded via the blown process. The film can be irradiated in a second process to cross-link the molecules for added strength, durability, and toughness. The product is characterized by thin gauge, high gloss, sparkle, transparency, and good sealing properties.

Pressure sensitive material — A material with adhesive such that upon contact with another material it will stick.

Label products — Pressure sensitive materials sold in roll and/or sheet form and used by label converters for product labeling and promotional applications.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2007. For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
February 1-28, 2007	997,200	$34.15	997,200
March 1-31, 2007	2,800	$34.63	2,800

Total		$34.15	1,000,000	4,224,886

On January 29, 2007, the Company adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase, during the first quarter of 2007, of up to 1,000,000 shares of its common stock in order to offset the dilutive effect of the Company’s stock used in annual incentive plans. This plan was completed with the repurchase of 1,000,000 shares of common stock during the first quarter of 2007. Also during the first quarter of 2007 the Board of Directors increased the authority to repurchase the Company’s common stock by 3,000,000 shares. As of March 31, 2007, under authority granted by the Board of Directors in 2000 and 2007, the Company may repurchase an additional 4,224,886 shares of its common stock.

ITEM 6. EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 9, 2007	/s/ Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	May 9, 2007	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust
	National Association (formerly known as First Trust National Association), as Trustee. (2)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (3)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association). (4)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

(1)                                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(2)                                  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(3)                                  Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).

(4)                                  Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).