Form 10-Q
period 2007-06-30
BEMIS CO INC
filed 2007-08-08
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2007, the Registrant had 100,508,355 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended June 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Generally about 60 percent of our total company net sales are to customers in the food industry.

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding value-added, proprietary products many of which are not available from our competitors.  The primary raw materials for our business segments are polymer resins, films and adhesives, the cost of which has been impacted in recent years by higher energy prices.  The relationship between raw material cost fluctuations and the subsequent adjustment of our selling prices to reflect these changes had a negative effect on flexible packaging operating profit in the first half of 2007 compared to the first half of 2006.

During 2007, higher energy prices led to increased costs for agricultural products including feed corn and wheat, which in turn has increased prices paid by food producers and consumers for meat, dairy and bakery products.  Higher costs in these food categories may negatively impact consumer choices in those markets and reduce customer orders for related packaging products.

Results of Operations – Second Quarter 2007

Consolidated Overview

Net sales for the second quarter ended June 30, 2007, were $921.8 million compared to $933.8 million in the second quarter of 2006, a decrease of 1.3 percent.  Currency effects contributed 2.9 percent to net sales compared to the same quarter of 2006.

Net income totaled $49.5 million for the second quarter of 2007, compared to $48.9 million for the same period of 2006.  Net income included the impact of a pre-tax restructuring net charge of $8.8 million for the second quarter of 2006.  Diluted earnings per share were $0.47 for the second quarter of 2007 compared to $0.46 in the second quarter of 2006.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment decreased to $758.3 million this quarter compared to $767.5 million in the second quarter of 2006, a 1.2 percent decrease. Currency effects contributed 2.7 percent to net sales during the current quarter, reflecting the impact of the strengthened European and Brazilian currencies.  Net sales decreased in meat and cheese, dry foods, bakery, pet food, confectionery and snack, industrial, and health and hygiene market categories, representing about 63 percent of flexible packaging sales.  Net sales increased in the fast-growing medical device and multipack market categories.

Operating profit from the flexible packaging business segment was $93.5 million during the second quarter of 2007 compared to $88.6 million during the second quarter of 2006 (see accompanying notes to the financial statements, Note 9, “Segments of Business,” for a reconciliation of operating profit to income before income taxes).  Operating profit as a percentage of net sales for the second quarter of 2007 was 12.3 percent compared to 11.5 percent for the second quarter of 2006.  The second quarter of 2006 included restructuring and related charges totaling $8.7 million.  Effective cost management programs have offset increasing costs due to inflation, however lower sales volume in 2007 reduced production efficiency this quarter.  In addition, operating results for the second quarter of 2006 benefited from decreasing raw material costs while the second quarter of 2007 experienced cost increases ahead of selling price adjustments.

Pressure Sensitive Materials Business Segment

Second quarter net sales for the pressure sensitive materials business segment decreased 1.7 percent to $163.5 million in the second quarter of 2007 compared to $166.3 million in the same quarter of 2006.  Currency effects contributed 3.7 percent to net sales during the current quarter.   Net sales of label and technical products decreased, partially offset by sales growth in graphic products.

Operating profit from the pressure sensitive materials business in the second quarter of 2007 was $10.2 million, or 6.2 percent of net sales, compared to $14.8 million, or 8.9 percent of net sales, in the second quarter of 2006 (see accompanying notes to the financial statements, Note 9, “Segments of Business,” for a reconciliation of operating profit to income before income taxes).  Higher operating profit in the second quarter of 2006 reflects greater sales of value-added technical products.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $86.5 million in the second quarter of 2007 compared to $84.9 million for the second quarter of 2006.  As a percentage of sales, this category of expenses was 9.4 percent in the second quarter of 2007 compared to 9.1 percent for the same period of 2006.

Interest Expense

Interest expense was $12.7 million for the second quarter of 2007, a decrease of $0.4 million from the second quarter of 2006, reflecting lower debt levels in 2007.

Other Costs (Income), Net

In the second quarter of 2007, other costs and income included $7.6 million of financial income compared to $4.1 million for the second quarter of 2006.  About half of the financial income relates to interest income on cash held at non-U.S. locations.  The remainder of the financial income is generated from fiscal tax incentives at international locations and is considered as a part of flexible packaging operating profit.  The second quarter of 2006 included a $4.4 million restructuring charge for employee-related costs partially offset by financial income.

Income Taxes

Our effective tax rate was 37.3 percent in the second quarter of 2007, a decrease from our rate for the same period of 2006 of 39.0 percent.  This lower tax rate reflects the increasing impact of U.S. tax incentives for manufacturing companies.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for total year 2007 to be 37.5 percent.

Results of Operations – Six Months Ended June 30, 2007

Consolidated Overview

Net sales for the six months ended June 30, 2007, were $1.8 billion, a decrease of 0.2 percent compared to net sales for the first six months of 2006.  Currency effects contributed 2.6 percent to net sales during the first six months of 2007 compared to the same period of 2006.

Net income totaled $97.8 million for the first six months of 2007, compared to $86.7 million for the same period of 2006.  Diluted earnings per share were $0.92 for the first six months of 2007 compared to $0.81 for the first six months of 2006.  For the first six months of 2006 net income and earnings per share included the impact of pre-tax restructuring charges of $20.1 million, $12.2 million net of tax or $0.11 per diluted share.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment for the first six months of 2007 were $1.5 billion, a decrease of 0.4 percent compared to the same period of 2006.  Currency effects contributed 2.3 percent to net sales during the first six months of 2007 compared to the same period of 2006.  The remaining sales decrease was driven by lower sales to dry foods, bakery, pet food, industrial, and confectionery and snack markets.  This was partially offset by increased sales to dairy and liquids, medical devices, and multipack market categories.

Operating profit from the flexible packaging business segment was $181.7 million, compared to $159.5 million during the first six months of 2006.  Restructuring and related charges totaling $19.7 million reduced operating profit during the first six months of 2006.  Operating profit as a percent of net sales was 12.1 percent for the six months ended June 30, 2007 compared to 10.6 percent in the same period of 2006.  Operating results for 2007 reflect improved cost management and the restructuring related savings, offset by the negative impact of lower sales volume on production efficiency.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment increased 0.5 percent to $329.4 million during the first six months of 2007 compared to $327.7 million in 2006.  Currency effects contributed 4.0 percent to net sales during the first six months of 2007.  Excluding the effects of currency, the decrease in net sales reflects lower sales of label products during the period and the timing of shipments of certain high value-added technical products.

Operating profit from the pressure sensitive materials business in the first six months of 2007 was $24.4 million, or 7.4 percent of net sales, compared to $29.5 million, or 9.0 percent of net sales, in the same period of 2006.  Operating profit for the first six months of 2006 included restructuring and related charges of $0.4 million.  Results of operations for this segment were negatively impacted by lower sales of value-added technical products in 2007 compared to 2006.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $172.0 million for the six months ended June 30, 2007, compared to $168.6 million for the first six months of 2006.  As a percentage of sales, this category of expenses increased in the first six months of 2007, to 9.4 percent compared to 9.2 percent in the same period of 2006.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2007 to be in the range of 9.0 to 9.5 percent.

Interest Expense

Interest expense was $25.1 million for the first six months of 2007, a decrease of $0.7 million from the same period of 2006 primarily due to lower debt levels.

Other Costs (Income), Net

For the first six months of 2007, other costs and income included $12.7 million of financial income compared to $7.1 million financial income for the same period of 2006.  About half of the financial income relates to interest income on cash held at non-U.S. locations.  The remainder of the financial income is generated from fiscal tax incentives at international locations and is considered as a part of flexible packaging operating profit.  Employee related costs resulting from restructuring activities totaled $8.9 million in the first six months of 2006.

Income Taxes

Our effective tax rate was 37.5 percent in the first six months of 2007, a decrease compared to our rate for the same period of 2006 of 39.0 percent.  This lower tax rate reflects the increasing impact of U.S. tax incentives for manufacturing companies.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for total year 2007 to be 37.5 percent.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 32.9 percent at June 30, 2007, compared to 33.0 percent at December 31, 2006.  Total debt as of June 30, 2007, was $823.4 million, an increase of $33.6 million from the balance of $789.8 at December 31, 2006.

Sources of Liquidity

Net cash provided by operating activities increased to $188.0 million for the six months ended June 30, 2007 compared to $168.1 million in the same period of 2006.

Under the terms of a revolving credit agreement, we have the capacity to borrow up to $500 million through September 2, 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  This facility is primarily used to support our issuance of commercial paper.  On June 30, 2007, total commercial paper outstanding was $111.3 million, and multicurrency loans outstanding totaled $57.4 million.  We had the capacity to borrow an additional $323.3 million under the credit facility as of June 30, 2007.  In addition to the funds available under this credit facility, we also have the capability of issuing up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  Management expects cash flow from operations and available liquidity described above to be sufficient to support operations.

Uses of Liquidity

Capital expenditures were $95.4 million for the six months ended June 30, 2007, compared to $79.8 million for the same period of 2006.  Capital expenditures for 2007 are expected to be in the range of $175 to $185 million.

During the six months ended June 30, 2007, we repurchased 1,150,000 shares of common stock in the open market for $39.2 million.  As of June 30, 2007, the remaining balance of Board authorization for common stock repurchases was 4.1 million shares.

On July 31, 2007, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (“Goldman”) for the repurchase of four million shares of Bemis common stock.  This transaction would have substantially exhausted the existing authorization for share repurchase approved by Bemis’ Board of Directors.  On August 2, 2007, Bemis’ Board of Directors approved an additional five million share repurchase authorization, bringing the total repurchase authorization to 9.1 million shares.  Under the terms of the accelerated share repurchase agreement, Goldman delivered four million shares on August 3, 2007, in exchange for an initial purchase price of $117.9 million or $29.47 per share, thereby reducing the available repurchase authorization to 5.1 million shares.  Goldman borrowed the shares and, over a period not to exceed six months, will repurchase shares in the open market to cover its position with the share lenders.  Upon completion, the accelerated share repurchase is subject to a price adjustment.  At that time, Bemis may receive, or be required to pay, a price adjustment based on the adjusted volume weighted average price of Bemis common stock during the repurchase period.  If Bemis is required to make a payment, it may elect to settle the price adjustment in shares or in cash.

The impact of the accelerated share repurchase will be reflected in the outstanding share count as of August 3, 2007.  Combined with share repurchases made during the first half of the year, Bemis has repurchased 5.2 million shares of its outstanding common stock as of August 3, 2007.  All of these share repurchases have been financed using current year cash flow and our existing commercial paper program.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $2.5 million at December 31, 2006, to $1.0 million at June 30, 2007.  The impact of this change was a $1.5 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.

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

Flexible polymer film – A non–rigid plastic film.

Flexographic printing – The most common flexible packaging printing process in North America using a raised rubber or alternative material image mounted on a printing cylinder.

In–line overlaminating capability – The ability to add a protective coating to a printed material during the printing process.

Labelstock – Base material for pressure sensitive labels.

Modified atmosphere packaging – A package in which the atmosphere inside the package has been modified by a gas such as nitrogen.

Monolayer film – A single layer extruded plastic film.

Multiwall paper bag – A package made from two or more layers of paper.

Polyolefin shrink film – A packaging film consisting of polyethylene and/or polypropylene resins extruded via the blown process.  The film can be irradiated in a second process to cross–link the molecules for added strength, durability, and toughness.  The product is characterized by thin gauge, high gloss, sparkle, transparency, and good sealing properties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

      ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2007.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 1-31, 2007	150,000	$34.08	150,000

Total		$34.08	150,000	4,074,896

As of June 30, 2007, under authority granted by the Board of Directors in 2000 and 2007, the Company may repurchase an additional 4,074,896 shares of its common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company’s 2007 Annual Meeting of Shareholders was held on May 3, 2007.

(b)                                 (1)   The shareholders voted for four director nominees for three-year terms.  There were no abstentions and no broker non-votes.  The vote was as follows:

Name of Candidate	Votes For	Votes Withheld
Jeffrey H. Curler	94,882,380	1,377,509
David S. Haffner	95,232,444	1,027,445
Nancy P. McDonald	94,760,180	1,499,710
Roger D. O’Shaughnessy	95,203,318	1,056,572

(2)       The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.  The vote was 93,923,538 for, 1,716,819 against, and 616,170 abstentions.  There were no broker non-votes.

(3)       The shareholders voted down the Stockholder Proposal on Compensation Report.  The vote was 10,899,576 for, 82,367,142 against, and 2,993,170 abstentions.  There were no broker non-votes.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 7, 2007	/s/ Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	August 7, 2007	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust
	National Association (formerly known as First Trust National Association), as Trustee. (2)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (3)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and
Wells Fargo Bank, National Association (formerly known as Norwest Bank
	Minnesota, National Association). (4)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(4)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).