Form 10-Q
period 2007-09-30
BEMIS CO INC
filed 2007-11-09
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2007, the Registrant had 100,518,355 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets, including food, consumer products, and medical products. Generally about 60 percent of our total company net sales are to customers in the food industry.

Market Conditions

The markets into which our products are sold are highly competitive. Our leading flexible packaging market positions reflect our focus on expanding value-added, proprietary products many of which are not available from our competitors. The primary raw materials for our business segments are polymer resins, films and adhesives, the cost of which has been impacted in recent years by higher petrochemical prices.

During 2007, global market demands have led to increased costs for agricultural products including feed corn and wheat, which in turn has increased prices paid by food producers and consumers for meat, dairy and bakery products. Higher costs in these food categories appear to have negatively impacted consumer choices in those markets and reduced customer orders for related packaging products.

Results of Operations – Third Quarter 2007

Consolidated Overview

Net sales for the third quarter ended September 30, 2007, were $905.7 million compared to $903.3 million in the third quarter of 2006. Currency effects increased net sales by 3.3 percent compared to the same quarter of 2006.

Net income totaled $41.0 million for the third quarter of 2007, compared to $48.0 million for the same period of 2006. Net income included the impact of a pre-tax restructuring net charge of $0.1 million and $5.5 million for the third quarters of 2007 and 2006, respectively. Diluted earnings per share were $0.40 for the third quarter of 2007 compared to $0.45 in the third quarter of 2006.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment decreased to $745.4 million this quarter compared to $749.1 million in the third quarter of 2006, a 0.5 percent decrease. Currency effects accounted for 3.1 percent net sales growth during the current quarter, reflecting the impact of the strengthened European and Brazilian currencies. This segment experienced generally reduced demand in a number of packaging markets, including meat and cheese, confectionery and snack, pet foods, bakery, and dry foods, which make up about 50 percent of net sales. Reduced demand appears to be related to retail consumer reaction to higher food prices in certain markets. Net sales during the third quarter increased compared to the same quarter of 2006 in the medical device, dairy and liquids, and other non-food market categories.

Operating profit from the flexible packaging business segment was $81.6 million during the third quarter of 2007 compared to $92.0 million during the third quarter of 2006 (see accompanying notes to the financial statements, Note 9, “Segments of Business,” for a reconciliation of operating profit to income before income taxes). Operating profit as a percentage of net sales for the third quarter of 2007 was 10.9 percent compared to 12.3 percent for the third quarter of 2006. The third quarters of 2007 and 2006 included restructuring and related charges totaling $0.1 million and $5.1 million, respectively. Lower sales volumes have significantly reduced production efficiency this quarter and increased raw material costs have negatively impacted operating profits. We have initiated cost reduction efforts including adjustments to workforce levels to match current production needs.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment increased 3.9 percent to $160.2 million in the third quarter of 2007 compared to $154.2 million in the same quarter of 2006. Currency effects accounted for 3.9 percent of this net sales growth. Excluding the impact of currency, net sales of label and technical products decreased offset by sales growth in graphic products.

Operating profit from the pressure sensitive materials business segment in the third quarter of 2007 was $9.1 million, or 5.7 percent of net sales, compared to $11.4 million, or 7.4 percent of net sales, in the third quarter of 2006 (see accompanying notes to the financial statements, Note 9, “Segments of Business,” for a reconciliation of operating profit to income before income taxes). Operating profit in the third quarter of 2007 decreased primarily due to production inefficiencies and higher energy costs associated with our European operation. Cost reduction efforts are in place to regain profit levels in this segment.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $84.0 million in the third quarter of 2007 compared to $81.2 million for the third quarter of 2006. As a percentage of sales, this category of expenses was 9.3 percent in the third quarter of 2007 compared to 9.0 percent for the same period of 2006.

Interest Expense

Interest expense was $13.1 million for the third quarter of 2007, an increase of $1.5 million from the third quarter of 2006, reflecting higher debt levels in 2007 resulting from financing for common stock repurchases.

Other Costs (Income), Net

In the third quarter of 2007, other costs and income included $7.2 million of financial income compared to $5.5 million for the third quarter of 2006. About half of the financial income relates to interest income on cash held at non-U.S. locations. The remainder of the financial income is generated from fiscal incentives for certain locations and is considered as a part of flexible packaging operating profit. The third quarter of 2006 included a $4.7 million restructuring charge for employee-related costs partially offset by a $4.4 million favorable resolution of a litigated foreign excise tax liability.

Income Taxes

Our effective tax rate was 36.6 percent in the third quarter of 2007, a decrease from our rate of 38.9 percent for the same period of 2006. This lower tax rate primarily reflects the increasing impact of U.S. tax incentives for manufacturing companies. The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Results of Operations – Nine Months Ended September 30, 2007

Consolidated Overview

Net sales for the first nine months of 2007 and 2006, were $2.7 billion in each period. Currency effects increased net sales by 3.9 percent in the first nine months of 2007 compared to the same period of 2006.

Net income totaled $138.8 million for the first nine months of 2007, compared to $134.7 million for the same period of 2006. Diluted earnings per share were $1.32 for the first nine months of 2007 compared to $1.26 for the first nine months of 2006. Earnings for the first nine months of 2006 included the impact of pre-tax restructuring charges of $25.5 million, $16.0 million net of tax, or $0.15 per diluted share.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment were $2.2 billion for the first nine months of both 2007 and 2006. Excluding the currency effects, which increased net sales by 3.6 percent, lower net sales for the first nine months of 2007 reflected reduced demand for packaged products such as meat and cheese, dry foods, bakery, pet food, industrial, and confectionery and snack food. This was partially offset by increased net sales to dairy and liquid, medical device, multipack, and other non-food market categories.

Operating profit from the flexible packaging business segment was $263.3 million, compared to $251.5 million during the first nine months of 2006. Operating profit as a percent of net sales was 11.7 percent for the nine months ended September 30, 2007 compared to 11.1 percent in the same period of 2006. Restructuring and related income of $0.3 million and charges of $24.8 million impacted operating profit during the first nine months of 2007 and 2006, respectively. Reduced production volume, competitive pricing, and higher raw material costs have negatively impacted operating profits in 2007.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment increased 1.6 percent to $489.7 million during the first nine months of 2007 compared to $481.9 million in 2006. Currency effects increased net sales by 5.2 percent in the first nine months of 2007. Excluding the effects of currency, the 3.6 percent decrease in net sales reflects lower sales of label products and certain high value-added technical products during the period.

Operating profit from the pressure sensitive materials business in the first nine months of 2007 was $33.5 million, or 6.8 percent of net sales, compared to $41.0 million, or 8.5 percent of net sales, in the same period of 2006. Operating profit for the first nine months of 2006 included restructuring and related charges of $0.9 million. During 2007, results of operations for this segment were negatively impacted by lower sales of technical products and increased competition in label products. In addition, production inefficiencies and increased energy costs in our European operations have dampened segment operating results in that region.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $256.0 million for the nine months ended September 30, 2007, compared to $249.7 million for the first nine months of 2006. As a percentage of sales, this category of expenses increased in the first nine months of 2007, to 9.4 percent compared to 9.1 percent in the same period of 2006. We expect selling, general and administrative expenses as a percentage of net sales for the total year 2007 to be in the range of 9.0 to 9.5 percent.

Interest Expense

Interest expense was $38.2 million for the first nine months of 2007, an increase of $0.7 million from the same period of 2006 primarily due to higher debt levels.

Other Costs (Income), Net

For the first nine months of 2007, other costs and income included $19.9 million of financial income compared to $12.6 million of financial income for the same period of 2006. About half of the financial income relates to interest income on cash held at non-U.S. locations. The remainder of the financial income is generated from fiscal incentives for certain locations and is considered as a part of flexible packaging operating profit. Employee and other restructuring related costs totaled $13.6 million in the first nine months of 2006 and were partially offset by a $4.4 million favorable resolution of a litigated foreign excise tax liability.

Income Taxes

Our effective tax rate was 37.2 percent in the first nine months of 2007, a decrease compared to our 39.0 percent rate for the same period of 2006. This lower tax rate primarily reflects the increasing impact of U.S. tax incentives for manufacturing companies. The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 35.9 percent at September 30, 2007, compared to 33.0 percent at December 31, 2006. Total debt as of September 30, 2007, was $916.9 million, an increase of $127.1 million from the balance of $789.8 at December 31, 2006. The increase in debt primarily reflects the impact of the accelerated share repurchase program that was implemented on August 3, 2007.

Sources of Liquidity

Net cash provided by operating activities increased to $292.5 million for the nine months ended September 30, 2007, compared to $288.5 million for the same period of 2006.

Under the terms of a revolving credit agreement, we have the capacity to borrow up to $500 million through September 2, 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries. This facility is primarily used to support our issuance of commercial paper. On September 30, 2007, total commercial paper outstanding was $213.5 million, and multicurrency loans outstanding totaled $47.5 million. We had the capacity to borrow an additional $231.0 million under the credit facility as of September 30, 2007. In addition to the funds available under this credit facility, we also have the capability of issuing up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance. Management expects cash flow from operations and available liquidity described above to be sufficient to support operations.

Uses of Liquidity

Capital expenditures were $139.7 million for the nine months ended September 30, 2007, compared to $114.5 million for the same period of 2006. Multiyear projects for the medical device business were completed during the third quarter of 2007, including a new plant in Northern Ireland. Capital expenditures for 2007 are expected to be in the range of $175 to $185 million.

On July 31, 2007, we entered into an accelerated share repurchase agreement with an investment bank for the repurchase of four million shares of Bemis common stock. This transaction would have substantially exhausted the existing authorization for share repurchase. On August 2, 2007, Bemis’ Board of Directors approved an additional five million share repurchase authorization, bringing the total repurchase authorization to 9.1 million shares. Under the terms of the accelerated share repurchase agreement, the investment bank delivered four million shares on August 3, 2007 in exchange for an initial purchase price of $117.9 million or $29.47 per share. The investment bank borrowed the shares and, over a period not to exceed six months, will repurchase shares in the open market to cover its position with the share lenders. Upon completion, the accelerated share repurchase is subject to a price adjustment. At that time, we may receive, or be required to pay, a price adjustment based on the adjusted volume weighted average price of Bemis common stock during the repurchase period. If we are required to make a payment, we may elect to settle the price adjustment in shares or in cash. As of August 3, 2007, the impact of the accelerated share repurchase has been included in the earnings per share computation.

Including the accelerated share repurchase transaction, we repurchased 5,150,000 shares of common stock in the open market for $157.1 million during the nine months ended September 30, 2007. This amount may be adjusted subject to our agreement with the investment bank discussed above. As of September 30, 2007, the remaining balance of Board authorization for common stock repurchases was 5.1 million shares.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet increased to $2.7 million at September 30, 2007, from $2.5 million at December 31, 2006. The impact of this change was a $0.2 million increase in the recorded value of long-term debt with a corresponding increase in other assets.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unanticipated costs associated with workforce adjustments and equipment start-up; unexpected energy surcharges; changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the civil lawsuits related to competitive practices in the labelstock industry; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict. These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2006 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements. In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2007. For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
August 1-31, 2007	4,000,000	$29.47	4,000,000

Total		$29.47	4.000,000	5,074,896

On August 3, 2007, the Company repurchased four million shares of Bemis common stock at an initial purchase price of $117.9 million or $29.47 per share. The shares were repurchased as part of an accelerated share repurchase agreement with an investment bank entered into on July 31, 2007.

Under the terms of the accelerated share repurchase agreement, the investment bank delivered the full number of shares repurchased on August 3, 2007. The investment bank borrowed the delivered shares and, over a period not to exceed six months, will repurchase shares in the open market to cover its position with the share lenders. Upon completion, the accelerated share repurchase is subject to a price adjustment. At that time, Bemis may receive, or be required to pay, a price adjustment based on the adjusted volume weighted average price of Bemis common stock during the repurchase period. If Bemis is required to make a payment, it may elect to settle the price adjustment in shares or in cash.

As of September 30, 2007, under authority granted by the Board of Directors, the Company may repurchase an additional 5,074,896 shares of its common stock.

ITEM 6. EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	November 8, 2007	/s/ Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	November 8, 2007	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust
	National Association (formerly known as First Trust National Association), as Trustee. (2)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (3)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and
Wells Fargo Bank, National Association (formerly known as Norwest Bank
	Minnesota, National Association). (4)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

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