Form 10-K
period 2007-12-31
BEMIS CO INC
filed 2008-02-29
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 1-5277

BEMIS COMPANY, INC.

(Exact name of Registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin           54957-0669

(Address of principal executive offices)

Registrant’s telephone number, including area code:   (920) 727-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.10 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on June 29, 2007, based on a closing price of $33.18 per share as reported on the New York Stock Exchange, was $3,467,531,000.

As of February 28, 2008, the Registrant had 99,626,783 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement - Annual Meeting of Stockholders May 1, 2008 - Part III

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I  —  ITEMS 1, 1A, 1B, 2, 3, and 4

ITEM 1 — BUSINESS

                Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a principal manufacturer of flexible packaging products and pressure sensitive materials, selling to customers throughout the United States, Canada, South America, and Europe with a growing presence in Asia Pacific and Mexico.  In 2007, approximately 82 percent of the Company’s sales were derived from the Flexible Packaging segment and approximately 18 percent were derived from the Pressure Sensitive Materials segment.

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

                As of December 31, 2007, the Company had approximately 15,700 employees, about 10,400 of whom were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving three different international unions, one independent union, and 15 individual contracts with terms ranging from one to five years.  During 2007, three contracts covering approximately 300 employees at two different locations in the United States were successfully negotiated.  Four domestic labor agreements covering approximately 1,000 employees are scheduled to expire in 2008.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving 23 different unions with terms ranging from one to two years.

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

Flexible Packaging Segment

                The flexible packaging segment manufactures a broad range of food, consumer goods, and industrial packaging.  Multilayer flexible polymer film structures and laminates are sold for food, medical, and personal care products as well as non-food applications utilizing vacuum or modified atmosphere packaging.  Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, custom thermoformed plastic packaging, multiwall and single-ply paper bags, printed paper roll stock, and bag closing materials.  Markets for our products include processed and fresh meat, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, seed, lawn and garden, tissue, fresh produce, personal care and hygiene, disposable diapers, printed shrink overwrap for the food and beverage industry, agribusiness, pharmaceutical, minerals, and medical device packaging.

Pressure Sensitive Materials Segment

                The pressure sensitive materials segment manufactures pressure sensitive adhesive coated paper and film substrates sold into label markets, graphic markets, and technical markets.

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

                Products for graphic markets include pressure sensitive films used for decorative signage through computer-aided plotters, digital and screen printers, and photographic overlaminate and mounting materials including optically clear films with built-in UV inhibitors.  Offset printers, sign makers, and photo labs use these products on short-run and/or digital printing technology to create signs or vehicle graphics.  Primary markets are indoor and outdoor signage, photograph and digital print overlaminates, and vehicle graphics.

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

                The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Alcan Packaging, Amcor Limited, Exopack Company, Hood Packaging Corporation, Bryce Corporation, Pliant Corporation, Printpack, Inc., Sealed Air Corporation, Smurfit-Stone Container Corporation, Sonoco Products Company, and Wihuri OY.  In the Pressure Sensitive Materials segment major competitors include 3M, Acucote, Inc., Avery Dennison Corporation, Flexcon Co., Inc., Green Bay Packaging Inc., Ricoh Company, Ltd., Ritrama Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene Corporation, and Wausau Coated Products Inc.

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

Raw Materials

                Plastic resins and films, paper, inks, adhesives, and chemicals constitute the basic major raw materials.  These are purchased from a variety of global industry sources and the Company is not dependent on any one supplier for its raw materials.  While temporary industry-wide shortages of raw materials may occur, the Company expects to continue to successfully manage raw material supplies without significant supply interruptions, as demonstrated during the 2005 hurricane season.  Currently, raw materials are readily available.

Research and Development Expense

                Research and development expenditures were as follows:

(in thousands)	2007	2006	2005
Flexible Packaging	$19,477	$20,036	$18,920
Pressure Sensitive Materials	6,506	4,988	4,608
Total	$25,983	$25,024	$23,528

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

Barrier products — Products that provide protection and extend the shelf life of the contents of the package.  These products provide this protection by combining different types of plastics and chemicals into a multilayered plastic package.  These products protect the contents from such things as moisture, light, odor, or other elements.

Blown film — A plastic film that is extruded through an angular die in the form of a tube and then expanded by a column of air in the manufacturing process.

Cast film — A plastic film that is extruded through a straight slot die as a flat sheet during its manufacturing process.

Coextruded film — A blown or cast film extruded with multiple layers extruded simultaneously.

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

Labelstock — Pressure sensitive material designed for the label markets.

Modified atmosphere packaging — A package in which the atmosphere inside the package has been modified by a gas such as nitrogen.

Monolayer film — A single layer extruded plastic film.

Multiwall paper bag — A package made from two or more layers of paper that have not been laminated.

Polyolefin shrink film — A packaging film consisting of polyethylene and/or polypropylene resins extruded via the blown process.  The film can be irradiated in a second process to cross link the molecules for added strength, durability, and toughness.  The product is characterized by thin gauge, high gloss, sparkle, transparency, and good sealing properties.

Pressure sensitive material — A material coated with adhesive such that upon contact with another material it will stick.

Rotogravure printing — A high quality, long run printing process utilizing a metal engraved cylinder.

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

ITEM 1A — RISK FACTORS

Funded status of pension plans—Recognition of pension liabilities may cause a significant reduction in stockholders’ equity.

                Statement of Financial Accounting Standards (FAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, requires balance sheet recognition of the funded status of our defined benefit pension and postretirement benefit plans.  If the fair value of our pension plans’ assets at a future reporting date decreases or if the discount rate used to calculate the projected benefit obligation (PBO) as of that date decreases, we will be required to record the incremental change in the excess of PBO over the fair value of the assets as a reduction of stockholders’ equity.  The resulting non-cash after-tax charge would not reduce reported earnings.  It would be recorded directly as a decrease in the Accumulated Other Comprehensive Income component of stockholders’ equity.  While we cannot estimate the future funded status of our pension liability with any certainty at this time, we believe that if the market value of assets or the discount rate used to calculate our pension liability materially decreases, the adjustment could significantly reduce our stockholders’ equity.  A significant reduction in stockholders’ equity may impact our compliance with debt covenants or could cause a downgrade in our credit ratings that could also adversely impact our future cost and speed of borrowing and have an adverse affect on our financial condition, results of operations and liquidity.  We have identified pension assumptions as critical accounting estimates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Accounting for annual pension costs” and “—Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

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

                We have operations in North America, South America, Europe, and Asia.  In 2007, approximately 36 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

Interest rates—An increase in interest rates could reduce our reported results of operations.

                At December 31, 2007, our variable rate borrowings approximated $533.9 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $5.3 million on the $533.9 million of variable rate debt outstanding as of December 31, 2007.

Credit Rating—A downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations.

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

                In April 2003, we were notified by the U.S. Department of Justice’s Antitrust Division that it expected to initiate a criminal investigation into competitive practices in the labelstock industry, and in August 2003 the U.S. Department of Justice issued a subpoena to us in connection with the investigation.  In May 2004, the European Commission, seeking evidence of unlawful anticompetitive activities, initiated inspections and obtained documents from our pressure sensitive materials facility in Belgium.  We cooperated fully with these investigations, and both investigations were closed by each agency without further action.  We and one of our subsidiaries are named defendants in lawsuits in the United States seeking treble damages and other relief for alleged unlawful competitive practices, which were filed after the announcement of the U.S. Department of Justice investigation.  We are unable to predict the outcome of these matters although the effect could be material to the results of operations and/or cash flows of the period in which the matter is resolved.

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

                We depend on information technology to record and process customer’s orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records.  We are in the process of developing and implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes and a common information system across our plants over a period of several years.  There can be no certainty that this system will deliver the expected benefits.  The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers.  In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.

                Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes.  Such unauthorized access could disrupt our business and could result in the loss of assets.

Numerous other factors over which we may have limited or no control may affect our performance and profitability.

                Other factors that may influence our earnings include:  legal and administrative cases and proceedings (whether civil, such as environmental or product related, or criminal), settlements, judgments, and investigations; developments or assertions by or against us relating to intellectual property rights and intellectual property licenses; adoption of new, or changes in, accounting policies or practices and the application of such policies and practices; changes in business mix; customer and supplier business reorganizations or combinations; increase in cost of debt; ability to retain adequate levels of insurance coverage at acceptable rates; fluctuations in pension and employee benefit costs; loss of significant contract(s); risks and uncertainties relating to investment in development activities and new facilities; timely development and successful market acceptance of new products; pricing of competitive products; disruptions in transportation networks; increased participation in potentially less stable emerging markets; reliability of utility services; impact of computer viruses; general or specific economic conditions and the ability and willingness of purchasers to substitute other products for the products that we manufacture; financial condition and inventory strategies of customers and suppliers; credit risks; changes in customer order patterns; employee work stoppages at plants; increased competition; changes in government regulations and the impact of changes in the world political environment, including the ability to estimate the impact of foreign currency exchange rates on financial results; the impact of epidemiological events on the economy and on our customers and suppliers; and acts of war, terrorism, weather, and other natural disasters.

ITEM 1B — UNRESOLVED STAFF COMMENTS

                None.

ITEM 2 — PROPERTIES

                Properties utilized by the Company at December 31, 2007, were as follows:

Flexible Packaging Segment

                This segment has 49 manufacturing plants located in 13 states and nine non-USA countries, of which 45 are owned directly by the Company or its subsidiaries and four are leased from outside parties.  Initial lease terms generally provide for minimum terms of five to 15 years and have one or more renewal options.  The initial term of leases in effect at December 31, 2007, expire between 2008 and 2014.

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

ITEM 3 — LEGAL PROCEEDINGS

                The Company is involved in a number of lawsuits incidental to its business, including environmental related litigation.  Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below, that any ultimate liability would not have a material adverse effect upon the Company’s consolidated financial condition or results of operations.

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

                The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $61.9 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the 2007 year end exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A lower court decision in 2002 cancelled all of the assessments for 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  The City continues to assert the applicability of the city services tax and has issued assessments for the subsequent years 1996-2001.  The assessments for those years for tax and penalties (exclusive of interest) are estimated to be approximately $39.4 million at the date of acquisition, translated to U.S. dollars at the 2007 year end exchange rate.  In the event of an adverse resolution, these estimated amounts for all assessments could be substantially increased for interest, monetary adjustments, and corrections.

                The Company strongly disagrees with the City’s position and intends to vigorously challenge any assessments by the City of São Paulo.  The Company is unable at this time to predict the ultimate outcome of the controversy and as such has not recorded any liability related to this matter.  An adverse resolution could be material to the consolidated results of operations and/or cash flows of the period in which the matter is resolved.

                In 2007, the Secretariat of Economic Law (SDE), a governmental agency in Brazil, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the preliminary nature of the proceedings the Company is unable at the present time to predict the outcome of this matter.

                The Company and its subsidiary, Morgan Adhesives Company, have been named as defendants in thirteen civil lawsuits related to an investigation that was initiated and subsequently closed by the U.S. Department of Justice without any further action.  Six of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  On November 20, 2007, the Court granted plaintiffs’ motion for class certification.  Defendants have petitioned the Third Circuit Court of Appeals to hear an appeal of the district court’s decision granting class certification.  At this time, a discovery cut-off and a trial date have not been set.  The Company has also been named in three lawsuits filed in the California Superior Court in San Francisco. These three lawsuits, which have been consolidated, seek to represent a class of all California indirect purchasers of labelstock and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, and one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company intends to vigorously defend these lawsuits.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II  —  ITEMS 5, 6, 7, 7A, 8, 9, 9A, and 9B

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2007, there were 4,111 registered holders of record of our common stock.  The Company did not repurchase any of its equity securities in the fourth quarter of the fiscal year ended December 31, 2007.  As of December 31, 2007, under authority granted by the Board of Directors, the Company may repurchase an additional 5,074,896 shares of its common stock.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31
2007
Dividend paid per common share	$0.21	$0.21	$0.21	$0.21
Common stock price per share
High	$36.53	$34.81	$34.53	$29.92
Low	$31.92	$31.95	$28.01	$25.53
2006
Dividend paid per common share	$0.19	$0.19	$0.19	$0.19
Common stock price per share
High	$34.25	$33.10	$33.28	$34.99
Low	$27.86	$28.84	$28.54	$32.45
2005
Dividend paid per common share	$0.18	$0.18	$0.18	$0.18
Common stock price per share
High	$32.50	$31.99	$28.34	$28.20
Low	$27.98	$25.99	$24.01	$23.20

Equity compensation plans as of December 31, 2007, were as follows:

Number of securities
remaining available for
	Number of securities to be		Weighted-average		future issuance under
	issued upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,970,665	(1)	$19.49	(2)	6,146,961	(3)
Equity compensation plans not approved by security holders	-0-		N/A		-0-
Total	4,970,665	(1)	$19.49	(2)	6,146,961	(3)

(1)   Includes outstanding options and restricted stock units.

(2)   Represents weighted-average exercise price of outstanding options only.  Restricted stock units do not have an exercise price.

(3)   May be issued as options or restricted stock units.

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW

(dollars in millions, except per share amounts)

Years Ended December 31,	2007	2006	2005	2004	2003
Operating Data
Net sales	$3,649.3	$3,639.4	$3,474.0	$2,834.4	$2,635.0
Cost of products sold and other expenses	3,313.1	3,304.3	3,158.9	2,525.2	2,383.2
Interest expense	50.3	49.3	38.7	15.5	12.6
Income before income taxes	285.9	285.8	276.4	293.7	239.2
Provision for income taxes	104.3	109.5	113.9	113.7	92.1
Net income	181.6	176.3	162.5	180.0	147.1
Net income as a percent of net sales	5.0%	4.8%	4.7%	6.3%	5.6%

Common Share Data
Basic earnings per share	$1.76	$1.68	$1.53	$1.68	$1.39
Diluted earnings per share	1.74	1.65	1.51	1.67	1.37
Dividends per share	0.84	0.76	0.72	0.64	0.56
Book value per share	15.40	14.04	12.81	12.23	10.72
Stock price/earnings ratio range	15-21x	17-21x	16-21x	14-18x	15-19x
Weighted-average shares outstanding for computation of diluted earnings per share	104,114,043	106,767,114	107,818,708	107,941,738	107,733,383
Common shares outstanding at December 31,	100,518,355	104,841,576	105,305,975	106,947,128	106,242,046

Capital Structure and Other Data
Current ratio	2.1x	2.0x	2.1x	2.3x	2.4x
Working capital	$602.4	$538.3	$513.5	$498.9	$436.3
Total assets	3,191.4	3,039.0	2,964.6	2,486.7	2,292.9
Short-term debt	67.8	67.6	54.0	5.7	6.5
Long-term debt	775.5	722.2	790.1	533.9	583.4
Stockholders’ equity	1,562.3	1,472.0	1,349.4	1,307.9	1,138.7
Return on average stockholders’ equity	12.0%	12.5%	12.2%	14.7%	14.0%
Return on average total capital	8.6%	8.7%	8.5%	9.7%	8.4%
Depreciation and amortization	$158.5	$152.4	$150.8	$130.8	$128.2
Capital expenditures	178.9	158.8	187.0	134.5	106.5
Number of common stockholders	4,111	4,192	4,359	4,465	4,484
Number of employees	15,678	15,736	15,903	11,907	11,505

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2007

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2007		2006		2005
Net sales	$3,649.3	100.0%	$3,639.4	100.0%	$3,474.0	100.0%
Cost of products sold	2,973.3	81.5	2,942.7	80.9	2,798.3	80.6
Gross margin	676.0	18.5	696.7	19.1	675.7	19.4
Selling, general, and administrative expenses	341.6	9.4	336.4	9.2	330.9	9.5
All other expenses	48.5	1.3	74.5	2.0	68.4	1.9
Income before income taxes	285.9	7.8	285.8	7.9	276.4	8.0
Provision for income taxes	104.3	2.9	109.5	3.1	113.9	3.3
Net income	$181.6	5.0%	$176.3	4.8%	162.5	4.7%
Effective income tax rate		36.5%		38.3%		41.2%

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Generally about 60 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets into which we sell our flexible packaging products include medical devices, personal care, and lawn and garden.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounts for about 82 percent of our net sales. The remaining 18 percent of our net sales is from the pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets.

Market Conditions

                The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding our offering of value-added, proprietary products.  We also manufacture products that are less unique but for which our technical know-how and economies of scale offer us a competitive advantage.  The primary raw materials for our business segments are polymer resins, films, paper, and adhesives, the cost of which has increased in recent years with higher petrochemical prices.  In this environment, cost management has become a critical element of our competitive position.

                During 2007, consumer budgets were strained by higher energy costs, higher food prices, and in some cases, increased housing-related costs associated with mortgage market issues.  These pressures appear to have negatively impacted consumer demand in food and consumer product markets resulting in reduced customer orders for related packaging.

Restructuring and Related Charges

In January 2006, we announced the planned closure of five flexible packaging facilities and one pressure sensitive materials facility in order to consolidate production capacity and improve overall cost structure and efficiency.  These efforts were substantially complete as of December 31, 2006.  Total remaining costs incurred in 2007 were substantially offset by restructuring related gains.  Restructuring and related charges incurred in 2006 totaled $31.2 million, of which $12.9 million primarily reflected accelerated depreciation and was recorded as a component of cost of products sold.  The remaining $18.3 million primarily reflected employee-related costs and was recorded as a component of other costs (income).

Acquisitions

In January 2005, we acquired majority ownership of Dixie Toga S.A., one of the largest packaging companies in South America.  The acquisition included the outstanding voting common stock of Dixie Toga in addition to 43 percent of the outstanding nonvoting preferred stock.  The initial cash purchase price, paid in 2005, was approximately $235 million increased by $4.2 million in 2006 related to post close adjustments.  Subsequently, our South American subsidiary has repurchased additional shares of its outstanding preferred stock in the open market, reducing the total minority interest in our subsidiary to 14 percent as of December 31, 2005.  In April 2006, we also acquired the remaining shares of our three majority-owned joint ventures in Mexico for $6.8 million.

Results of Operations

Consolidated Overview

(in millions, except per share amounts)	2007	2006	2005
Net sales	$3,649.3	$3,639.4	$3,474.0
Net income	181.6	176.3	162.5
Diluted earnings per share	1.74	1.65	1.51

2007 versus 2006

For the year ended December 31, 2007, net sales increased 0.3 percent, reflecting a net sales benefit from currency translation of 3.4 percent, offset by a 3.1 percent decrease in net sales related to lower unit sales volume.

Diluted earnings per share were $1.74 for 2007, including a $0.02 per share tax benefit related to dividends from foreign subsidiaries.  In 2006, diluted earnings per share were $1.65 for 2006, including $0.18 per share of restructuring and related charges.

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

Flexible Packaging Business Segment

Our flexible packaging business segment provides packaging to a variety of end markets, including meat and cheese, confectionery and snack, frozen foods, lawn and garden, health and hygiene, beverages, medical devices, bakery, and dry foods. During 2007, consumer demand for products in many of the food markets appeared to be negatively impacted by the increased budget pressure imposed by higher costs for food, energy, and sub-prime mortgage-related debt service.  The resulting lower order volume for related packaging had a negative impact on capacity utilization and production efficiencies in our manufacturing plants during the year.

The most significant raw materials used in this business segment are polymer resins, which we use to develop and manufacture single layer and multilayer film products.  Selling price changes generally lag behind changes in our raw material costs.  During 2005, resin costs dramatically increased resulting in double-digit percentage increases for the year.  The magnitude and frequency of these cost increases negatively impacted operating profit.  Compared to 2005, the impact of raw material cost changes in 2006 and 2007 was more moderate.

In January of 2006, we announced a restructuring plan to close five flexible packaging plants in order to consolidate production capacity and improve overall cost structure and efficiency throughout this business segment.  These efforts were substantially completed by December 31, 2006.  Restructuring and related charges for the flexible packaging business segment totaled $29.0 million in 2006.  The disposal of facilities closed during the 2003 restructuring program resulted in a charge of $0.6 million in 2005.

(dollars in millions)	2007	2006	2005
Net sales	$3,001.8	$3,000.1	$2,855.8
Operating profit (See Note 12 to the Consolidated Financial Statements)	346.6	335.1	332.7
Operating profit as a percentage of net sales	11.5%	11.2%	11.7%

2007 versus 2006

Net sales in our flexible packaging business segment were virtually unchanged from 2006 to 2007.  A benefit from currency translation of 3.1 percent was completely offset by weak demand across many of our packaging markets. Net sales of packaging for meat and cheese, which represent about 30 percent of our flexible packaging net sales, decreased about 3 percent excluding the impact of currency.  Packaging for bakery products and dry foods, for which consumer demand has been impacted by increased wheat prices, experienced a drop in net sales of about 10 percent from 2006 levels.  Packaging for pet products and industrial products also decreased over 9 percent in 2007.  Packaging for bakery, dry foods, pet products, and industrial products represents about 17 percent of flexible packaging net sales. Growth in other flexible packaging markets representing a combined 17 percent of total flexible packaging net sales substantially offset the impact of these decreases.  Packaging for dairy and liquid products and overwrap for bottled beverages each increased by about 11 percent.  Net sales of medical device packaging increased almost 6 percent compared to 2006, despite a slowdown related to a period of manufacturing shutdown during 2007 in order to move equipment to a new facility in Northern Ireland.  New business awarded in 2007 is expected to begin shipping in 2008, and we believe the 2007 growth markets will experience strong sales growth again in 2008.  We also expect general food and consumer product markets to provide the stability and defensive characteristics during 2008 that we have historically associated with those markets.

Operating profit as a percentage of net sales increased to 11.5 percent in 2007 from 11.2 percent in 2006.  Restructuring and related activities resulted in $1.5 million of operating income in 2007 and a $29.0 million reduction in operating profit in 2006.  During 2007, operating profit was negatively impacted by the lower unit sales volume noted in the previous paragraph and a steady increase in raw material costs.  Raw material costs are expected to continue to rise throughout 2008.  Our method of passing these costs on to customers through increased selling prices normally occurs with a several month lag, adding pressure to operating profit levels during that period.   Cost management initiatives are expected to help offset the impact of inflation during 2008.

2006 versus 2005

Our flexible packaging business segment recorded a 5.1 percent increase in net sales in 2006.  Currency translation represented a benefit of 2.1 percent.  The remaining 3.0 percent increase is attributable to increased net sales for packaging in markets such as meat and cheese, health and hygiene, coffee, unitizing films for cans and bottles, and medical devices.  This was partially offset by lower net sales for markets such as confectionery, snack and frozen foods.

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

Paper and adhesive are the primary raw materials used in our pressure sensitive materials business segment.  For the last several years, general economic conditions and competitive pressures have had a greater influence on selling prices and operating performance than raw material costs.

In January of 2006, we announced a restructuring plan which included the closure of one pressure sensitive materials plant in order to consolidate production capacity and improve overall cost structure and efficiency.  This effort was completed by December 31, 2006.  Restructuring and related charges incurred for this business segment totaled $1.0 million in 2006.  These costs were primarily employee-related costs and were recorded as a component of other costs (income), net.

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

(dollars in millions)	2007	2006	2005
Net sales	$647.5	$639.3	$618.1
Operating profit (See Note 12 to the Consolidated Financial Statements)	40.3	50.1	41.3
Operating profit as a percentage of net sales	6.2%	7.8%	6.7%

2007 versus 2006

Our pressure sensitive materials business segment reported a net sales increase of 1.3 percent in 2007, reflecting a benefit from currency translation of 4.5 percent, substantially offset by lower unit sales for label and technical products.  Increased industry capacity for label products dampened unit sales volume and pricing during 2007, resulting in a 4 percent decrease in net sales of label products, excluding the impact of currency.  Technical product net sales decreased by over 8 percent as customers faced economic challenges associated with the housing and medical markets.  Graphic product net sales increased by about 5 percent during 2007.

Operating profit as a percent of net sales was lower in 2007 compared to 2006, reflecting decreased sales of value-added technical products and a lower margin sales mix in our graphic product sales.

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

Consolidated Gross Margin

(dollars in millions)	2007	2006	2005
Gross margin	$676.0	$696.7	$675.6
Gross margin as a percentage of net sales	18.5%	19.1%	19.4%

Restructuring and related charges reduced gross margins by $0.3 million in 2007 and $12.9 million in 2006.  The time lag between increases in raw material costs and the implementation of related selling price increases negatively impacted gross margins as a percent of net sales in each of the years presented.  In addition, lower production volume associated with weak consumer demand for products in our markets reduced fixed cost absorption during 2007.  The impact of these cost pressures was partially offset by ongoing initiatives to improve production efficiency and cost management during the same timeframe.  Management expects increased sales volume in 2008 to improve gross margin as a percentage of net sales by providing increased opportunities to recognize the benefits of capacity improvements and process improvements completed during 2007.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2007	2006	2005
Selling, general and administrative expenses (SG&A)	$341.6	$336.4	$330.9
SG&A as a percentage of net sales	9.4%	9.2%	9.5%

Other Expenses

(dollars in millions)	2007	2006	2005
Research and development (R&D)	$26.0	$25.0	$23.5
R&D as a percentage of net sales	0.7%	0.7%	0.7%
Interest expense	$50.3	$49.3	$38.7
Other costs (income), net	(31.5)	(3.3)	0.1
Minority interest in net income	3.7	3.5	5.9
Income taxes	104.3	109.5	113.9
Effective tax rate	36.5%	38.3%	41.2%

Research and Development

Our efforts to introduce new products continue at a steady pace and are an integral part of our daily plant operations.  Our research and development engineers work directly on commercial production equipment, bringing new products to market without the use of pilot equipment.  We believe this approach significantly improves the efficiency, effectiveness and relevance of our research and development activities and results in earlier commercialization of new products.  Expenditures that are not distinctly identifiable as research and development costs are included in costs of products sold.

Interest Expense

Interest expense increased modestly during 2007 with slightly higher debt levels.  The increase in interest expense in 2006 reflects higher interest rates in 2006 compared to 2005.  The percentage of variable rate debt included in total debt is about 64 percent in 2007, 59 percent in 2006, and 62 percent in 2005.  The effective interest rate was 5.9 percent in 2007, 5.9 percent in 2006, and 4.9 percent in 2005.

Other Costs (Income), Net

In 2007, other costs (income) included $28.3 million of financial income, about half of which relates to interest income on cash held at non-U.S. locations.  The remainder of the financial income is generated from fiscal incentives for certain flexible packaging locations and is considered as a part of flexible packaging operating profit.  These fiscal incentives are associated with net sales in South America and are expected to continue to grow at a modest pace over the next few years in conjunction with sales growth in that region.  In 2006, other costs (income) included $18.3 million of restructuring and related charges, which were more than offset by financial income of $18.0 million and a $4.5 million favorable resolution of a litigated foreign excise tax liability.  In 2005, net other costs primarily reflect interest income offset by currency exchange losses.

Minority Interest in Net Income

Minority interest in net income is primarily associated with the accounting for the outstanding preferred shares of Dixie Toga that were not acquired in connection with the January 2005 business acquisition. Our ownership in Dixie Toga had increased from approximately 80 percent to approximately 86 percent as of December 31, 2005.  In April 2006, we acquired the remaining minority interest in our three Mexican joint ventures which further reduced minority interest in net income.  There were no ownership changes in 2007.

Income Taxes

The difference between our overall tax rate and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes net of federal income tax benefits. Our effective tax rate was 36.5 percent for 2007, a decrease from our effective tax rate of 38.3 percent for 2006 and 41.2 percent in 2005. This lower tax rate reflects benefits related to dividends from a foreign subsidiary, the increasing impact of U.S. tax incentives for manufacturing companies, and a change in the geographic mix of pretax income.  During 2005, an additional $6.0 million of tax expense was recorded as a result of the repatriation of international subsidiary earnings under the American Jobs Creation Act of 2004, increasing the effective tax rate for 2005 from 39.0 percent to 41.2 percent.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 32.9 percent at December 31, 2007, compared to 33.0 percent at December 31, 2006 and 35.7 percent at December 31, 2005.  Total debt was $843.3 million, $789.8 million, and $844.1 million at year-end 2007, 2006 and 2005, respectively.

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

Sources of Liquidity

Cash provided by operations was $406.2 million for the year ended December 31, 2007, compared to $349.0 million in 2006 and $280.4 million in 2005.  Cash provided by operations in each of the years ended December 31, 2006 and 2005 was reduced by voluntary pension contributions to our U.S. pension plans of $24.0 million and $35.0 million, respectively.  While no contributions were required for our U.S. pension plans in 2007, we continue to monitor the funded status of all pension plans and will evaluate the benefits of future voluntary contributions subject to available liquidity.

In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $161.5 million.  Based upon our current credit rating, we enjoy ready access to the commercial paper markets.  While not anticipated, if these markets were to become illiquid or if a credit rating downgrade limited our ability to issue commercial paper, we would draw upon our existing back-up credit facility.  In September 2004, we renegotiated our back-

up credit facility to extend the term to September 2009.  This credit facility provides $500 million of available financing supported by a group of major U.S. and international banks.  Covenants imposed by this bank credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  In addition to funds available under this credit facility, we also have the capability of issuing up to approximately $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  If these credit facilities and ECNs were no longer available to us, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.

The $500 million credit facility includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of December 31, 2007, outstanding multicurrency borrowings under the credit facility totaled $43.8 million.  Borrowings from the credit agreement mature in September 2009 and are subject to a variable interest rate.

As of December 31, 2007, available capacity on the credit agreement which matures in September 2009 was $286.7 million.

Long-term Debt

Commercial paper outstanding at December 31, 2007, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related back-up credit agreement expires on September 2, 2009.  In August 2008, public bonds totaling $250 million will mature.  These bonds have also been classified as long-term debt in accordance with our intention and ability to refinance this debt in the public bond market or with commercial paper.

Uses of Liquidity

Capital Expenditures

Capital expenditures were $178.9 million during 2007, compared to $158.8 million in 2006, and $187.0 million in 2005.  Capital expenditures during the years presented supported multiyear investments for new facilities and equipment for the medical and pharmaceutical markets, a platform for rigid polyester packaging products, additional converting equipment in our Malaysian operation, and proprietary film production capacity for European markets.  With these projects substantially completed, capital expenditures for 2008 are estimated to be approximately $125 million.  Over the long-term, we expect average annual capital expenditures to be approximately equivalent to total annual depreciation and amortization expenses.

Dividends

We increased our quarterly cash dividend by 10.5 percent during the first quarter of 2007 to 21 cents per share from 19 cents per share.  This follows increases of 5.6 percent in 2006 and 12.5 percent in 2005.  In February 2008, the Board of Directors approved the 25th consecutive annual increase in the quarterly cash dividend on common stock to 22 cents per share, a 4.8 percent increase.

Share Repurchases

During 2007, we purchased 5.15 million shares of common stock, of which 4.0 million shares were repurchased in conjunction with an accelerated share repurchase program.  The remaining 1.15 million shares were purchased in the open market.  During 2006 and 2005, we purchased 0.6 million and 1.9 million shares of common stock in the open market, respectively. As of December 31, 2007, we were authorized to purchase up to 5.1 million shares of additional common stock for the treasury.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, capital lease obligations, operating lease obligations and certain other purchase obligations as of December 31, 2007.

Contractual Payments Due by Period

		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Debt payments (1)	$839.8	$67.7	$463.1	$309.0	$0.0
Interest expense (2)	120.0	45.2	55.8	19.0	0.0
Capital leases (3)	0.1	0.1	0.0	0.0	0.0
Operating leases (4)	20.5	5.2	6.6	3.5	5.2
Purchase obligations (5)	131.3	130.3	0.1	0.0	0.9
Postretirement obligations (6)	53.9	3.0	9.6	17.2	24.1

                Pursuant to the application of FIN 48, the Company has accrued income tax liabilities associated with uncertain tax positions.  These liabilities have been excluded from the table above due to the high degree of uncertainty as to amounts and timing regarding future payments.  See Note 10 of the Consolidated Financial Statements for additional information.

(1)          These amounts are included in our Consolidated Balance Sheet.  A portion of this debt is commercial paper backed by a bank credit facility that expires on September 2, 2009.   Public bonds totaling $250 million that mature in August 2008 are assumed to be refinanced with commercial paper upon maturity.

(2)          A portion of the interest expense disclosed is subject to variable interest rates.   The amounts disclosed above assume that variable interest rates are equal to rates at December 31, 2007.

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

(6)          Postretirement obligations represent contracts or commitments for postretirement healthcare benefits and benefit payments for the unfunded Bemis Supplemental Retirement Plan.  See Note 7 to the Consolidated Financial Statements for additional information about our postretirement benefit obligations.

Interest Rate Swaps

Our long-term unsecured notes include $250 million due in August 2008.  In September 2001, we entered into interest rate swap agreements with two U.S. banks, which increased our exposure to variable rates.  We generally prefer variable rate debt since it has been our experience that borrowing at variable rates is less expensive than borrowing at fixed rates over the long term.  These interest rate swap agreements, which expire in 2008, reduced the interest cost of the $250 million of long-term debt from 6.5 percent to about 6.0 percent in 2007.  Since these variable rates are based upon six-month London Interbank Offered Rates (LIBOR), calculated in arrears, at the semiannual interest payment dates of the corresponding notes, increases in short-term interest rates will directly impact the amount of interest we pay.

Accounting principles generally accepted in the United States of America require that the fair value of these swaps, which have been designated as hedges of our fixed rate unsecured notes outstanding, be recorded as an asset or liability of the Company.  The fair value of these swaps was recorded as an asset of $3.3 million at December 31, 2007, and an asset of $2.5 million at December 31, 2006.  For each period, an offsetting increase is recorded in the fair value of the related long-term notes outstanding.  These fair value adjustments do not impact the actual balance of outstanding principal on the notes, nor do they impact the income statement or related cash flows.  Credit loss from counterparty nonperformance is not anticipated.

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

Interest expense calculated on our outstanding debt is substantially subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $533.9 million of variable rate debt outstanding would increase by $5.3 million.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2007 and 2006, we had outstanding forward exchange contracts with notional amounts aggregating $5.0 million and $3.5 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contacts is insignificant and recorded on the balance sheet within current liabilities and as an element of other costs (income), net, which offsets the related transactions gains and losses on the related foreign denominated asset or liability.

The operating results of our international operations are recorded in local currency and translated into U.S. dollars for consolidation purposes.  The impact of foreign currency translation on net sales was an increase of $123.2 million in 2007 and $63.3 million in 2006.  Operating profit improved by approximately $9.6 million in 2007 and $7.0 million in 2006 as a result of the positive effect of foreign currency translation.

Long-term Compensation

Our practice of awarding long-term compensation has relied primarily on restricted stock unit programs that are valued at the time of the award and expensed over the vesting period.  Beginning in 2004, we discontinued the awarding of stock options.  Stock options granted prior to 2004 were granted at prices equal to the fair market value on the date of grant and exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Stock options for Directors vested immediately, while options for Company employees generally become vested over three years (one-third per year).  Beginning January 1, 2006, accounting rules require us to follow a fair value based method of recognizing expense for stock options.  The impact to diluted earnings per share for stock options expense in 2006 was insignificant.  If we had followed this fair value method prior to 2006, the negative impact on diluted earnings per share would have been one cent for the year ended 2005.

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

Net periodic pension costs recorded in 2007 was $15.2 million, compared to pension cost of $17.6 million in 2006 and $28.4 million in 2005.  Effective January 1, 2006, our U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population.  For those employees impacted, future pension benefits were replaced with a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  As a result, future pension liability is no longer adjusted for additional years of service for those employees impacted by the amendment and the related service cost and pension expense have decreased.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets.  As of January 1, 2008, in conjunction with a change in the allocation of the U.S. pension assets to equity investments from 80 percent to 70 percent of total assets, we have reduced our expected long-term rate of return on plan assets to 8.50 percent.  For the years 2005, 2006, and 2007, we maintained a target allocation to equity investments of 80 percent of total assets and had assumed that the expected long-term rate of return on plan assets would be 8.75 percent.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based upon our target asset allocation.  Using historical long-term investment periods of 10, 15 and 20 years, our pension plan assets have earned rates of return of 6.3 percent, 9.0 percent and 9.8 percent, respectively.  Considering these long-term results, we selected an 8.50 percent long-term rate of return on assets assumption as of January 1, 2008.  Using our target asset allocation of plan assets of 70 percent equity securities and 30 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2007, for our U.S. defined benefit pension plans we determined this rate to be 6.25 percent, an increase of one half of one percent from the 5.75 percent rate used at December 31, 2006.

Pension assumptions sensitivity analysis

Based upon current assumptions of 6.25 percent for the discount rate and 8.50 percent for the expected rate of return on pension plan assets, we expect pension expense before the effect of income taxes for 2008 to be in a range of $10 million to $15 million.  The following charts depict the sensitivity of estimated 2008 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

	Total increase (decrease)		Total increase (decrease)
	to pension expense		to pension expense
(dollars in millions)	from current assumptions		from current assumptions
Discount rate		Rate of Return on Plan Assets
5.50 percent	$3.5	7.75 percent	$3.6
5.75 percent	2.3	8.00 percent	2.4
6.00 percent	1.1	8.25 percent	1.2
6.25 percent — Current Assumption	0.0	8.50 percent — Current Assumption	0.0
6.50 percent	(1.1)	8.75 percent	(1.2)
6.75 percent	(2.11)	9.00 percent	(2.4)
7.00 percent	(2.9)	9.25 percent	(3.6)

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

Total increase (decrease) in Accumulated Other Comprehensive
(dollars in millions)	Income, net of taxes, from current assumptions
Discount rate
5.50 percent	$(26.6)
5.75 percent	(17.3)
6.00 percent	(8.5)
6.25 percent — Current Assumption	0.0
6.50 percent	8.1
6.75 percent	15.8
7.00 percent	23.2

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $642.5 million as of December 31, 2007.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard is effective for the Company on January 1, 2009.  We are currently evaluating the impact of adopting FAS No. 160 on our consolidated financial position and results of operations.

                In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141(R)).  FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141 (R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after December 31, 2008 will be subject to this new standard.

                In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The standard is effective for the Company on January 1, 2008, and its adoption then is not expected to have a material effect on its consolidated financial position and results of operations.

                In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances, and is effective for the Company on January 1, 2008.  In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delays by one year, the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  We do not expect the adoption of FAS No. 157 in 2008 to have a material effect on the measurement of the Company’s financial assets and liabilities.  We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers in selling prices or otherwise manage commodity price fluctuation risks; changes in the availability of financing; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; unexpected costs or manufacturing issues related to the implementation of a new enterprise resource system; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings and any related proceedings or civil lawsuits; unexpected outcomes in our current and future domestic and international tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A “Risk Factors” of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The information required by this Item 7A is included in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.  Based on a sensitivity analysis (assuming a 10 percent adverse change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would not materially affect our financial position and liquidity.  The effect on our results of operations would be substantially offset by the impact of the hedged items.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2007.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.

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

Henry J. Theisen	Gene C. Wulf	Stanley A. Jaffy
President and	Senior Vice President and	Vice President and

Chief Executive Officer

Chief Financial Officer

Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Bemis Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A in this Annual Report.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 10, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 28, 2008

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

For the years ended December 31,	2007	2006	2005

Net sales	$3,649,281	$3,639,363	$3,473,950

Costs and expenses:
Cost of products sold	2,973,329	2,942,650	2,798,326
Selling, general, and administrative expenses	341,551	336,409	330,881
Research and development	25,983	25,024	23,528
Interest expense	50,268	49,252	38,737
Other costs (income), net	(31,455)	(3,308)	112
Minority interest in net income	3,751	3,540	5,937

Income before income taxes	285,854	285,796	276,429

Provision for income taxes	104,300	109,500	113,900

Net income	$181,554	$176,296	$162,529

Basic earnings per share of common stock	$1.76	$1.68	$1.53

Diluted earnings per share of common stock	$1.74	$1.65	$1.51

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share amounts)

As of December 31,	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$147,409	$112,160
Accounts receivable, net	448,200	448,382
Inventories	478,727	467,853
Prepaid expenses	62,607	65,317
Total current assets	1,136,943	1,093,712

Property and equipment:
Land and land improvements	52,129	50,590
Buildings and leasehold improvements	482,005	447,521
Machinery and equipment	1,609,424	1,513,531
Total property and equipment	2,143,558	2,011,642
Less accumulated depreciation	(895,102)	(835,683)
Net property and equipment	1,248,456	1,175,959

Other long-term assets:
Goodwill	642,507	603,691
Other intangible assets	103,756	102,123
Deferred charges and other assets	59,734	63,524
Total other long-term assets	805,997	769,338
TOTAL ASSETS	$3,191,396	$3,039,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,758	$16,345
Short-term borrowings	66,047	51,232
Accounts payable	384,673	383,351
Accrued liabilities:
Salaries and wages	70,248	94,220
Income taxes	2,168	3,141
Other	9,656	7,166
Total current liabilities	534,550	555,455

Long-term debt, less current portion	775,456	722,211
Deferred taxes	155,871	134,168
Other liabilities and deferred credits	124,261	125,974
Total liabilities	1,590,138	1,537,808

Minority interest	38,926	29,185

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value:
Authorized — 500,000,000 shares
Issued — 116,941,126 and 116,114,347 shares	11,694	11,611
Capital in excess of par value	327,387	317,177
Retained earnings	1,523,659	1,431,747
Accumulated other comprehensive income	171,162	29,098
Common stock held in treasury, 16,422,771 and 11,272,771 shares, at cost	(471,570)	(317,617)
Total stockholders’ equity	1,562,332	1,472,016

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,191,396	$3,039,009

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the years ended December 31,	2007	2006	2005
Cash flows from operating activities:
Net income	$181,554	$176,296	$162,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,546	152,375	150,779
Minority interest in net income	3,751	3,540	5,937
Excess tax benefit from share-based payment arrangements	(5,773)	(926)
Share-based compensation	16,849	11,694	14,199
Deferred income taxes	5,803	(7,930)	2,360
Income of unconsolidated affiliated companies	(933)	(32)	(874)
(Gain) loss on sale of property and equipment	(2,055)	896	(667)
Non-cash restructuring related activities	2,483	13,145	(896)
Proceeds from cash flow hedge			6,079
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	32,007	9,709	(13,404)
Inventories	11,705	(31,387)	(783)
Prepaid expenses	5,350	(23,505)	500
Accounts payable	(21,672)	36,720	(8,967)
Accrued salaries and wages	(27,218)	15,694	7,542
Accrued income taxes	5,310	(438)	(6,105)
Accrued other taxes	1,370	(1,730)	(3,179)
Changes in other liabilities and deferred credits	(8,014)	2,329	(14,516)
Changes in deferred charges and other investments	47,165	(7,491)	(20,117)
Net cash provided by operating activities	406,228	348,959	280,417

Cash flows from investing activities:
Additions to property and equipment	(178,852)	(158,837)	(186,965)
Business acquisitions, net of cash acquired		(10,800)	(237,992)
Proceeds from sales of property, equipment, and other assets	7,405	1,373	1,900
Proceeds from sale of restructuring related assets	3,639	2,116	2,985
Net cash used in investing activities	(167,808)	(166,148)	(420,072)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net			296,548
Repayment of long-term debt	(35,485)	(41,859)	(6,183)
Net borrowing (repayment) of commercial paper	80,800	(31,254)	(48,426)
Net borrowing (repayment) of short-term debt	(9,977)	7,364	32,859
Cash dividends paid to stockholders	(89,809)	(82,139)	(76,634)
Common stock purchased for the treasury	(153,953)	(17,804)	(49,469)
Excess tax benefit from share-based payment arrangements	5,773	926
Stock incentive programs and related withholdings	(14,745)	51	1,366
Net cash provided (used) by financing activities	(217,396)	(164,715)	150,061

Effect of exchange rates on cash and cash equivalents	14,225	2,939	(13,179)

Net (decrease) increase in cash and cash equivalents	35,249	21,035	(2,773)
Cash and cash equivalents balance at beginning of year	112,160	91,125	93,898

Cash and cash equivalents balance at end of year	$147,409	$112,160	$91,125

Supplemental disclosure of cash flow information:
Business acquisitions, net of divestures and cash:
Working capital acquired (net)	$0	$(147)	$23,672
Property acquired			157,667
Goodwill and intangible assets (divested) or acquired, net		8,398	151,952
Deferred charges and other assets acquired			28,018
Long-term debt, deferred taxes, and other liabilities		2,549	(123,317)
Cash used for acquisitions	$0	$10,800	$237,992

Interest paid during the year	$48,132	$46,396	$38,731
Income taxes paid during the year	$83,621	$116,520	$120,496

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

				Accumulated
		Capital In		Other	Common	Total
	Common	Excess of	Retained	Comprehensive	Stock Held	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	In Treasury	Equity
Balance at December 31, 2004	$11,575	$263,266	$1,251,695	$31,674	$(250,344)	$1,307,866

Net income			162,529			162,529
Unrecognized gain on derivative, net of tax $2,371				3,708		3,708
Unrecognized gain reclassified to earnings, net of tax $(266)				(417)		(417)
Translation adjustment				4,178		4,178
Pension liability adjustment, net of tax effect $(4,322)				(6,437)		(6,437)
Total comprehensive income						163,561
Cash dividends paid on common stock $0.72 per share			(76,634)			(76,634)
Stock incentive programs and related tax effects (228,557 shares)	23	4,008				4,031
Purchase of 1,869,710 shares of common stock					(49,469)	(49,469)
Balance at December 31, 2005	11,598	267,274	1,337,590	32,706	(299,813)	1,349,355

Net income			176,296			176,296
Unrecognized gain reclassified to earnings, net of tax $(337)				(526)		(526)
Translation adjustment				60,850		60,850
Pension liability adjustment, net of tax effect $(15,988)				24,794		24,794
Total comprehensive income						261,414
Adjustment to initially apply FAS No. 158, net of tax $55,076				(88,726)		(88,726)
Cash dividends paid on common stock $0.76 per share			(82,139)			(82,139)
Stock incentive programs and related tax effects (135,601 shares)	13	2,914				2,927
Impact of adopting FAS No. 123(R)		35,295				35,295
Share-based compensation		11,694				11,694
Purchase of 600,000 shares of common stock					(17,804)	(17,804)
Balance at December 31, 2006	11,611	317,177	1,431,747	29,098	(317,617)	1,472,016

Net income			181,554			181,554
Unrecognized gain reclassified to earnings, net of tax $(337)				(527)		(527)
Translation adjustment				122,387		122,387
Pension liability adjustment, net of tax effect ($11,942)				20,204		20,204
Total comprehensive income						323,618
Adjustment to initially apply FIN No. 48			167			167
Cash dividends paid on common stock $0.84 per share			(89,809)			(89,809)
Stock incentive programs and related tax effects (826,779 shares)	83	(14,745)				(14,662)
Excess tax benefit from share-based compensation arrangements		6,908				6,908
Share-based compensation		18,047				18,047
Purchase of 5,150,000 shares of common stock					(153,953)	(153,953)

Balance at December 31, 2007	$11,694	$327,387	$1,523,659	$171,162	$(471,570)	$1,562,332

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the business:  Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Neenah, Wisconsin, the Company employs approximately 15,700 individuals and has 56 manufacturing facilities located in the United States and ten other countries around the world.  The Company is a manufacturer of flexible packaging products and pressure sensitive materials selling to customers throughout the Americas and Europe, with a growing presence in Asia Pacific.

The Company’s business activities are organized around its two business segments, Flexible Packaging, which accounted for approximately 82 percent of 2007 net sales, and Pressure Sensitive Materials, which accounted for the remaining net sales.  The Company’s flexible packaging business has a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 60 percent of 2007 net sales.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $933,000 and $32,000 in 2007 and 2006, respectively, included in other costs (income), net, on the accompanying consolidated statement of income.  Investments in joint ventures are included in deferred charges and other assets on the accompanying consolidated balance sheet.

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

Translation of foreign currencies:  The Company considers the local currency to be the reporting currency for all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive income (loss) in stockholders’ equity.  Foreign currency transaction gains (losses) of $2,445,000, $(849,000), and $(5,434,000), in 2007, 2006, and 2005, respectively, are included as a component of other costs (income), net.

Revenue recognition:  Sales and related costs of sales are recognized upon shipment of products or when all of the conditions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 are fulfilled.  All costs associated with revenue, including customer volume discounts, are recognized at the time of sale.  Customer volume discounts are accrued in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer and recorded as a reduction to sales.  Shipping and handling costs are classified as a component of costs of sales while amounts billed to customers for shipping and handling are classified as a component of sales.  The Company accrues for estimated warranty costs when specific issues are identified and the amounts are determinable.

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  At December 31, 2007 and 2006, reserves were $588,000 and $830,500, respectively.  Adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for 2007, 2006, and 2005 of $111,000, $128,000, and  $14,000, net of third party reimbursements totaling $0, $102,000, and $11,000, for 2007, 2006, and 2005, respectively.

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

(in thousands, except per share amounts)	2007	2006	2005
Weighted average common shares outstanding — basic	102,992	104,865	106,433
Dilutive shares	1,122	1,902	1,386
Weighted average common and common equivalent shares outstanding — diluted	104,114	106,767	107,819
Net income for basic and diluted earnings per share computation	$181,554	$176,296	$162,529
Earnings per common share — basic	$1.76	$1.68	$1.53
Earnings per common share — diluted	$1.74	$1.65	$1.51

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

(in thousands, except per share amounts)	2005
Net income - as reported	$162,529
Add: Stock-based compensation expense included in net income, net of related tax effects	8,655
Deduct: Total stock-based compensation expense under fair value-based method, net of related tax effects	(8,996)
Net income - pro forma	$162,188

Basic earnings per share - as reported	$1.53
Basic earnings per share - pro forma	$1.52
Diluted earnings per share - as reported	$1.51
Diluted earnings per share - pro forma	$1.50

Compensation expense for pro forma purposes was reflected over the vesting period.  Note 8 contains the significant assumptions used in determining the underlying fair value of options.

Cash and cash equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents include certificates of deposit that can be readily liquidated without penalty at the Company’s option.  Cash equivalents are carried at cost which approximates market value.

Accounts receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The following factors are considered when determining the collectibility of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $19,311,000 and $20,287,000 at December 31, 2007 and 2006, respectively.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventories are summarized at December 31, as follows:

(in thousands)	2007	2006
Raw materials and supplies	$169,687	$169,914
Work in process and finished goods	328,758	316,482
Total inventories, gross	498,445	486,396
Less inventory write-downs	(19,718)	(18,543)
Total inventories, net	$478,727	$467,853

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $149,852,000, $144,058,000, and $142,599,000 for 2007, 2006, and 2005, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs which are capitalized during the construction of major capital projects totaled $4,220,000 in 2007, $2,871,000 in 2006, and $993,000 in 2005.

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

Treasury stock:  Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.  At December 31, 2007, 5.1 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2007.

Preferred stock purchase rights:  On July 29, 1999, the Company’s Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right for each outstanding share of common stock.  Under certain circumstances, a right may be exercised to purchase one four-hundredth of a share of Series A Junior Preferred Stock for $60, subject to adjustment.  The rights become exercisable if, subject to certain exceptions, a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces an offer which would result in such person acquiring beneficial ownership of 15 percent or more of the Company’s outstanding common stock.  If a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock, subject to certain exceptions, each right will entitle its holder to buy from the Company, common stock of the Company having a market value of twice the exercise price of the right.  The rights expire August 23, 2009, and may be redeemed by the Company for $.001 per right at any time before a person becomes a beneficial owner of 15 percent or more of the Company’s outstanding common stock.  The Company’s Board of Directors has designated 600,000 shares of Series A Junior Preferred Stock with a par value of $1 per share that relate to the Shareholder Rights Plan.  At December 31, 2007, none of these shares were issued or outstanding.

Note 2 — NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard is effective for the Company on January 1, 2009.  We are currently evaluating the impact of adopting FAS No. 160 on our consolidated financial position and results of operations.

                In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141(R)).  FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141 (R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after December 31, 2008 will be subject to this new standard.

                In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The standard is effective for the Company on January 1, 2008, and its adoption then is not expected to have a material effect on its consolidated financial position and results of operations.

                In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances, and is effective for the Company on January 1, 2008.

In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delays by one year, the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  We do not expect the adoption of FAS No. 157 in 2008 to have a material effect on the measurement of the Company’s financial assets and liabilities.  We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

Note 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

                Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

	Flexible Packaging	Pressure Sensitive
(in thousands)	Segment	Materials Segment	Total
Reported balance at December 31, 2005	$530,711	$50,708	$581,419

Business acquisitions and purchase price adjustments	6,497	2,168	8,665
Currency translation adjustment	13,540	67	13,607
Reported balance at December 31, 2006	550,748	52,943	603,691

Currency translation adjustment	38,841	(25)	38,816
Reported balance at December 31, 2007	$589,589	$52,918	$642,507

                The components of amortized intangible assets follow:

	December 31, 2007		December 31, 2006
(in thousands) Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$15,447	$(9,168)	$15,447	$(8,055)
Technology based	52,673	(19,383)	52,609	(16,548)
Marketing related	25,230	(8,125)	21,405	(5,441)
Customer based	69,444	(22,362)	55,933	(13,227)
Reported balance	$162,794	$(59,038)	$145,394	$(43,271)

                Amortization expense for intangible assets during 2007, 2006, and 2005 was $9.6 million, $9.2 million, and $8.9 million, respectively.  Estimated annual amortization expense is $9.0 million for 2008 through 2010, $8.7 million for 2011, and $7.8 million for 2012.  The Company completed its annual impairment tests in the fourth quarter of 2007 with no indications of impairment of goodwill found.

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

                An analysis of the 2003 restructuring and related costs activity follows:

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

2006 Restructuring Plan

                In January 2006, the Company committed to a plan to close five flexible packaging plants:  Peoria, Illinois; Denmark and Neenah, Wisconsin; Georgetown, Ontario, Canada; and Epernon, France.  The closure of these plants, together with related support staff and capacity reductions within the flexible packaging business segment, has reduced fixed costs and improved capacity utilization elsewhere in the Company.  During 2006, the Company incurred charges of $11.6 million for employee severance, $12.3 million for accelerated depreciation, and $5.1 million for other related costs.  The restructuring effort is substantially complete.

                Also in January 2006, the Company committed to a plan to close a pressure sensitive materials plant located in Hopkins, Minnesota.  The closure of this plant, together with related support staff and capacity reductions within the pressure sensitive materials business segment, has reduced fixed costs and improved capacity utilization.  During 2006, the Company incurred charges of $0.5 million for employee severance and $0.5 million for other related costs.  The restructuring effort is complete.

                During 2006, a total of $18.3 million has been charged to other costs (income) and $12.9 million has been charged to cost of products sold within the consolidated statement of income.  During 2007, a total of $0.3 million restructuring income has been recorded as a component of other costs (income) and $0.3 million has been charged to cost of products sold within the consolidated statement of income.  Included in the amount recorded in other costs (income) was a $1.5 million charge associated with corporate restructuring and related costs, which was more than offset by net restructuring income of $1.8 million related to our flexible packing operations.

                An analysis of the 2006 restructuring plan and related costs activity follows:

		Facilities		Total
	Employee	Consolidation	Accelerated	Restructuring
(in thousands)	Costs	or Relocation	Depreciation	and Related Costs
2006 Activity — Year-To-Date
Reserve balance at December 31, 2005	$0	$0	$0	$0
Total net expense accrued
Corporate		(1,288)		(1,288)
Flexible Packaging	(11,555)	(5,136)	(12,262)	(28,953)
Pressure Sensitive	(519)	(416)	(47)	(982)
Charges to accrual account
Corporate		1,288		1,288
Flexible Packaging	11,170	5,136	12,262	28,568
Pressure Sensitive	519	416	47	982
Reserve balance at December 31, 2006	$(385)	$0	$0	$(385)

2007 Activity — Year-To-Date
Reserve balance at December 31, 2006	$(385)	$0	$0	$(385)
Total net expense accrued
Corporate		(1,495)		(1,495)
Flexible Packaging	(4,752)	6,415	(174)	1,489
Pressure Sensitive
Charges to accrual account
Corporate		1,495		1,495
Flexible Packaging	5,137	(6,415)	174	(1,104)
Pressure Sensitive
Reserve balance at December 31, 2007	$0	$0	$0	$0

Note 6 — PENSION PLANS

Total multiemployer plan, defined contribution, and defined benefit pension expense in 2007, 2006, and 2005 was $26,311,000, $28,942,000 and $30,347,000, respectively.  In addition to these plans, the Company also sponsors a 401(k) savings plan for substantially all U.S. employees.  The Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next six percent of eligible compensation.  Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2007, 2006, and 2005 were $5,993,000, $5,830,000, and $4,596,000, respectively.

Effective January 1, 2006, our U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population.  For those employees impacted, future pension benefits were replaced with the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  Total contribution expense for BIPSP and previously existing defined contribution plans was $10,394,000 in 2007, $10,551,000 in 2006, and $1,191,000 in 2005.  Multiemployer plans cover employees at two different manufacturing locations and provide for contributions to a union administered defined benefit pension plan.  Amounts charged to pension cost and contributed to the multiemployer plans in 2007, 2006, and 2005 totaled $749,000, $740,000, and $741,000, respectively.

                The Company’s defined benefit pension plans continue to cover a substantial number of U.S. employees, and the non-US defined benefit plans cover select employees at various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In addition, the Company also sponsors an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law and increased benefits to reflect a service adjustment factor.

                Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132 (R) (FAS 158).  As a result of the adoption of FAS 158, the Company has recorded a cumulative effect adjustment as a component of other comprehensive income within stockholders’ equity (also see Note 7).  The Company’s disclosures for the fiscal year ended 2006 also reflected the revised accounting and disclosure requirements of FAS 158.  Reported items for fiscal year 2005 were not affected.

                The adoption of FAS 158 on December 31, 2006, resulted in incremental adjustments to the following individual line items in the consolidated balance sheet:

	Before		After
	Application of		Application of
(in thousands)	FAS 158	Adjustments	FAS 158
Deferred charges and other assets	$188,748	$(125,224)	$63,524
Total assets	3,164,233	(125,224)	3,039,009
Deferred taxes	189,244	(55,076)	134,168
Other liabilities and deferred credits	107,396	18,578	125,974
Total stockholders’ equity	1,560,742	(88,726)	1,472,016
Total liabilities and stockholders’ equity	3,164,233	(125,224)	3,039,009

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2007, 2006, and 2005:

(in thousands)	2007	2006	2005
Service cost - benefits earned during the year	$13,868	$14,572	$20,541
Interest cost on projected benefit obligation	32,497	30,726	28,943
Expected return on plan assets	(45,274)	(41,626)	(36,401)
Settlement (gain) loss	3,726		634
Curtailment		667	1,737
Amortization of unrecognized transition obligation	240	158	205
Amortization of prior service cost	2,290	2,352	2,600
Recognized actuarial net (gain) or loss	7,820	10,802	10,156
Net periodic pension (income) cost	$15,167	$17,651	$28,415

                Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2007 and 2006, are as follows:

	U.S. pension plans		Non-U.S. pension plans
(in thousands)	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$510,663	$515,387	$75,046	$62,174
Service cost	10,346	11,466	3,522	3,106
Interest cost	28,633	27,669	3,864	3,056
Participant contributions			652	533
Plan amendments	114	1,140	418	517
Plan curtailments			(418)	(534)
Plan settlements			(1,139)
Acquisitions				3,076
Benefits paid	(22,386)	(21,874)	(13,533)	(2,057)
Actuarial (gain) or loss	(27,218)	(23,125)	(6,117)	(1,480)
Foreign currency exchange rate changes			5,714	6,655
Benefit obligation at the end of the year	$500,152	$510,663	$68,009	$75,046

Accumulated benefit obligation at the end of the year	$448,679	$460,611	$54,534	$59,296

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$484,567	$435,142	$56,541	$46,025
Actual return on plan assets	18,594	46,222	2,258	3,580
Employer contributions	1,114	25,077	3,973	3,576
Participant contributions			652	533
Plan settlements
Plan combinations				173
Benefits paid	(22,386)	(21,874)	(13,533)	(2,057)
Foreign currency exchange rate changes			4,046	4,711
Fair value of plan assets at the end of the year	$481,889	$484,567	$53,937	$56,541

Funded (unfunded) status at year end:	$(18,263)	$(26,096)	$(14,072)	$(18,505)

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$21,407	$9,845	$124	$341
Accrued benefit liability, current	(1,944)	(1,813)	(162)
Accrued benefit liability, non-current	(37,726)	(34,128)	(14,034)	(18,846)
Sub-total	(18,263)	(26,096)	(14,072)	(18,505)
Deferred tax asset	47,248	54,024	2,726	6,034
Accumulated other comprehensive income	79,934	87,030	4,611	9,720
Net amount recognized in consolidated balance sheet	$108,919	$114,958	$(6,735)	$(2,751)

                Accumulated other comprehensive income related to pension benefit plans is as follows:

	U.S. pension plans		Non-U.S. pension plans
(in thousands)	2007	2006	2007	2006
Unrecognized net actuarial losses	$114,655	$126,379	3,317	$12,324
Unrecognized net prior service costs (benefits)	12,527	14,675	889	409
Unrecognized net transition costs			3,131	3,020
Tax expense (benefit)	(47,248)	(54,024)	(2,726)	(6,033)
Accumulated other comprehensive loss (income), end of year	$79,934	$87,030	$4,611	$9,720

                Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2008 are as follows:

(in thousands)	U.S. Pension Plans 2007	Non-U.S. Pension Plans 2007
Net actuarial losses	$4,702	$28
Net prior service costs (benefits)	2,289	72
Net transition costs		262
Total	$6,991	$362

The accumulated benefit obligation for all defined benefit pension plans was $503,214,000 and $519,907,000 at December 31, 2007, and 2006, respectively.

                Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2007 and 2006.

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Projected benefit obligation	$39,670	$385,127	$68,008	$71,314	$39,670	$35,205	$33,074	$64,653
Accumulated benefit obligation	33,747	335,075	54,534	52,482	33,747	28,723	23,096	52,482
Fair value of plan assets	0	349,186	53,812	53,880	0	0	19,987	48,910

                The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax and planning purposes.  The employer contributions for the years ended December 31, 2007 and 2006, were $5,087,000 and $28,653,000, respectively.  The expected cash contribution for 2008 is $5,884,000 which is expected to satisfy plan funding requirements and regulatory funding requirements.

                For each of the years ended December 31, 2007 and 2006, the U.S. pension plans represented approximately 90 percent of the Company’s total plan assets and approximately 88 percent of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, we separately present and discuss the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. pension plans		Non-U.S. pension plans
	2007	2006	2007	2006
Weighted-average discount rate	6.25%	5.75%	4.38%	4.87%
Rate of increase in future compensation levels	4.75%	4.75%	3.79%	3.83%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2007	2006	2005	2007	2006	2005
Weighted-average discount rate	5.75%	5.50%	5.75%	4.05%	4.53%	5.25%
Expected return on plan assets	8.75%	8.75%	8.75%	6.05%	6.56%	6.66%
Rate of increase in future compensation levels	4.75%	4.75%	4.75%	3.79%	3.83%	4.14%

The weighted-average plan asset allocation at December 31, 2007, and 2006, and target allocation for 2008, are as follows:

	U.S. pension plans			Non-U.S. pension plans
	2008 Target	Percentage of plan assets		2008 Target	Percentage of plan assets
Asset Category	Allocation	2007	2006	Allocation	2007	2006
Equity Securities	70%	76%	79%	42%	43%	47%
Debt Securities	30%	20%	20%	25%	23%	25%
Other		4%	1%	33%	34%	28%
Total	100%	100%	100%	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	U.S. pension plans	Non-U.S. pension plans
2008	$24,460	$1,185
2009	26,887	1,932
2010	28,767	3,633
2011	35,885	3,509
2012	32,786	1,720
Years 2013-2017	176,702	27,598

                As of January 1, 2008, we have assumed that the expected long-term rate of return on plan assets will be 8.50 percent.  This is a decrease from the 8.75 percent level assumed for 2007.  To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, and 20 years, our pension plan assets have earned compound annual rates of return of 6.3 percent, 9.0 percent, and 9.8 percent, respectively.  Using our target asset allocation for plan assets of 70 percent equity securities and 30 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

                At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  For the years ended December 31, 2007 and 2006, we determined this rate to be 6.25 percent and 5.75 percent, respectively.

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

Note 7 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

                Net periodic postretirement benefit costs included the following components for the years ended December 31, 2007, 2006, and 2005.

(in thousands)	2007	2006	2005
Service cost - benefits earned during the year	$904	$1,107	$658
Interest cost on accumulated postretirement benefit obligation	1,178	1,569	1,157
Amortization of prior service cost	215	691	(51)
Recognized actuarial net (gain) or loss	(62)	16	37
Net periodic postretirement benefit cost	$2,235	$3,383	$1,801

                Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2007 and 2006, are as follows:

(in thousands)	2007	2006
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$21,054	$29,299
Service cost	904	1,107
Interest cost	1,178	1,569
Participant contributions	439	1,439
Plan amendments	(5,888)	(3,950)
Actuarial (gain) or loss	(4,759)	(5,956)
Medicare subsidies received		80
Benefits paid	(1,418)	(2,534)
Benefit obligation at the end of the year	$11,510	$21,054

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$0	$0
Employee contributions	439	1,439
Employer contribution	979	1,015
Medicare subsidies received		80
Benefits paid	(1,418)	(2,534)
Fair value of plan assets at the end of the year	$0	$0

Funded (unfunded) status at year end:	$(11,510)	$(21,054)

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$0	$0
Accrued benefit liability, current	(1,020)	(1,144)
Accrued benefit liability, non-current	(10,490)	(19,910)
Deferred tax	(4,391)	(391)
Accumulated other comprehensive income	(7,429)	(629)
Net amount recognized in consolidated balance sheet	$23,330	$22,074

                Accumulated other comprehensive income related to other postretirment benefit plans is as follows:

(in thousands)	2007	2006
Unrecognized net actuarial losses (gains)	$(7,553)	$(2,855)
Unrecognized net prior service costs (benefits)	(4,267)	1,835
Tax expense (benefit)	4,391	391
Accumulated other comprehensive loss (income), end of year	$(7,429)	$(629)

                Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2008 are as follows:

(in thousands)	2007
Net actuarial (gains) losses	$(501)
Net prior service costs (benefits)	(455)
Total	$(956)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Benefit Payments
2008	$1,020
2009	1,065
2010	1,052
2011	1,113
2012	1,108
2013-2017	5,423

The employer contributions for the years ended December 31, 2007 and 2006, were $979,000 and $1,015,000, respectively.  The expected plan asset contribution for 2008 is $1,020,000 which is expected to satisfy plan funding requirements.

                The health care cost trend rate assumption has a significant effect on the amounts reported.  For measurement purposes, a 7.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for both 2007 and 2006; each year’s estimated rate was assumed to decrease gradually to 5.0 percent in annual one percent increments and remain at that level thereafter.  A one-percentage point change in assumed health care trends would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for 2007	$266	$(228)
Effect on postretirement benefit obligation at December 31, 2007	$296	$(269)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2007 and 2006 are 6.25 percent and 5.75 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost was 5.75 percent for each of the years ended December 31, 2007, 2006, and 2005.

Note 8 — STOCK OPTION AND INCENTIVE PLANS

                Since 1987, the Company’s stock option and stock award plans have provided for the issuance of up to 19,800,000 shares of common stock to key employees.  As of December 31, 2007, 2006, and 2005, respectively, 6,146,961, 7,389,928, and 1,664,071 shares were available for future grants under these plans.  Shares forfeited by the employee become available for future grants.  No new stock option awards have been granted since 2003 and all stock options outstanding at December 31, 2007, were fully vested.

Options were granted at prices equal to fair market value on the date of the grant and are exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Options for directors vest immediately, while options for Company employees generally vest over three years (one-third per year).  Details of the stock option plans at December 31, 2007, 2006, and 2005, are:

	Aggregate Intrinsic Value	Number of Shares	Per Share Option Price Range	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2004		2,380,380	$15.86 -$26.95	$19.49

Exercised in 2005		(237,002)	$16.16 -$22.04	$17.40
Outstanding at December 31, 2005		2,143,378	$15.86 -$26.95	$19.72
Exercisable at December 31, 2005		2,027,983	$15.86 -$26.95	$19.43

Exercised in 2006	$1,870,000	(132,200)	$16.16 -$22.04	$16.64
Outstanding at December 31, 2006	$28,269,000	2,011,178	$15.86 -$26.95	$19.92
Exercisable at December 31, 2006	$27,884,000	1,969,178	$15.86 -$26.95	$19.82

Exercised in 2007	$3,494,000	(337,096)	$18.67 -$22.52	$22.10
Outstanding at December 31, 2007	$13,216,219	1,674,082	$15.86 -$26.95	$19.49
Exercisable at December 31, 2007	$13,216,219	1,674,082	$15.86 -$26.95	$19.49

The following table summarizes information about outstanding and exercisable stock options at December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/07	Weighted-Average Exercise Price
$15.86 - $18.81	1,259,612	2.0 years	$17.77	1,259,612	$17.77
$22.04 - $26.95	414,470	4.6 years	$24.70	414,470	$24.70
	1,674,082	2.7 years	$19.49	1,674,082	$19.49

                Stock options have not been granted since early 2003.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  dividend yield 2.3%, expected volatility 29.2%, risk-free interest rate 6.75%, and expected life 10.0 years.

                In 1994, 2001, and in 2006, the Company adopted  Stock Incentive Plans for certain key employees.  The 1994, 2001, and 2007 Plans (adopted in 2006) provide for the issuance of up to 4,000,000, 5,000,000, and 6,000,000 grants, respectively.  Each Plan expires 10 years after its inception, at which point no further stock options or performance units may be granted.  Since 1994, 3,932,910, 3,677,162, and 1,242,967 grants of either stock options or performance units (commonly referred to as restricted stock) have been made under the 1994, 2001, and 2007 Plans, respectively.  Distribution of the performance units is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the performance unit grant.  All performance units granted under the plan are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  In addition, cash payments are made during the grant period on outstanding performance units equal to the dividend on Bemis common stock.  The cost of the award is based on the fair market value of the stock on the date of grant.  The cost of the awards is charged to income over the requisite service period.

Total compensation expense related to Stock Incentive Plans was $16,849,000 in 2007, $11,694,000 in 2006, and $16,464,000 in 2005.

                As of December 31, 2007, the unrecorded compensation cost for performance units is $53,040,000 and will be recognized over the remaining vesting period for each grant which ranges between December 31, 2007 and December 31, 2012.  The remaining weighted-average life of all performance units outstanding is 2.7 years.  Prior to the adoption of FAS 123(R) the Company maintained liability balances of $37,629,000 related to the portion of performance units for which compensation expense had been previously recognized.  As these awards are considered equity-based awards under FAS 123(R), the Company has reclassified this balance from a liability classification to a component of additional paid in capital.

                The following table summarizes annual restricted stock unit activity for the three years ended December 31, 2007:

	2007	2006	2005
Outstanding shares granted at the beginning of the year	3,200,437	3,069,163	2,886,698
Shares Granted	1,302,800	346,143	603,537
Shares Paid	(1,146,821)	(142,869)	(172,016)
Shares Canceled	(59,833)	(72,000)	(249,056)
Outstanding shares granted at the end of the year	3,296,583	3,200,437	3,069,163

Aggregate intrinsic value at year end of outstanding awards	$90,260,000	$108,751,000	$85,538,000

Note 9 — LONG-TERM DEBT

                Debt consisted of the following at December 31,

(dollars in thousands)	2007	2006
Commercial paper payable through 2008 at a weighted-average interest rate of 5.1%	$161,500	$80,700
Notes payable in 2008 at an interest rate of 6.5%	250,000	250,000
Notes payable in 2012 at an interest rate of 4.9%	300,000	300,000
Interest rate swap (fair market value)	3,347	2,464
Industrial revenue bond payable through 2012 at an interest rate of 3.8%	8,000	8,000
Debt of subsidiary companies payable through 2012 at interest rates of 5.2% to 10.5%	54,221	97,118
Obligations under capital leases	146	274

Total debt	777,214	738,556
Less current portion	1,758	16,345
Total long-term debt	$775,456	$722,211

                The commercial paper and the $250 million note payable due in 2008 have been classified as long-term debt, to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2007, was 5.1 percent.  The maximum outstanding during 2007 was $235,710,000, and the average outstanding during 2007 was $154,637,000.  The weighted-average interest rate during 2007 was 5.3 percent.

                The industrial revenue bond has a variable interest rate which is determined weekly by a “Remarketing Agent” based on similar debt then available.  The interest rate at December 31, 2007, was 3.8 percent and the weighted-average interest rate during 2007 was 3.9 percent.  Debt of subsidiary companies include $43.8 million and $10.4 million for European and South American operations, respectively.

                Long-term debt maturing in years 2008 through 2012 is $1,758,000, $462,461,000, $645,000, $898,000, and $308,105,000, respectively.  The Company is in compliance with all debt covenant agreements.

Under the terms of a revolving credit agreement with eight banks, the Company may borrow up to $500.0 million through September 2, 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  This credit facility is used primarily to support the Company’s issuance of commercial paper.  The Company currently pays a facility fee of 0.09 percent annually on the entire amount of the commitment.  As of December 31, 2007, outstanding multicurrency borrowings under the credit facility totaled $43.8 million.  Borrowings from the credit agreement mature in September 2009 and charge a variable interest rate.

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

                The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to the Company, which is recorded as a reduction in interest expense, was $1.3 million, $0.4 million, and $4.3 million in 2007, 2006, and 2005, respectively.  At December 31, 2007 and 2006, the fair value of these interest rate swaps was $3.3 million and $2.5 million, respectively, in the Company’s favor, as determined by the respective counterparties using discounted cash flow or other appropriate methodologies, and is included with deferred charges and other assets with a corresponding increase in long-term debt.

Note 10 — INCOME TAXES

(dollars in thousands)	2007	2006	2005
U.S. income before income taxes	$206,544	$214,311	$191,183
Non-U.S. income before income taxes	79,310	71,485	85,246
Income before income taxes	$285,854	$285,796	$276,429
Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$59,538	$71,754	$66,395
Foreign	29,588	31,374	32,902
State and local	9,371	14,302	12,243
Total current tax expense	98,497	117,430	111,540
Deferred tax expense:
U.S. federal	4,711	(6,266)	(2,122)
Foreign	(744)	(796)	2,855
State	1,836	(868)	1,627
Total deferred tax expense	5,803	(7,930)	2,360
Total income tax expense	$104,300	$109,500	$113,900

                The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(dollars in thousands)	2007	2006	2005
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$5,759	$6,317	$3,651
Inventories, principally due to additional costs inventoried for tax purposes	14,898	15,699	3,569
Employee compensation and benefits accrued for financial reporting purposes	45,006	54,402	18,077
Foreign net operating losses	12,308	12,596	10,179
Other	4,377	8,003	880
Total deferred tax assets	82,348	97,017	36,356
Less valuation allowance	(7,059)	(6,701)	(3,167)
Total deferred tax assets, after valuation allowance	$75,289	$90,316	$33,189
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$128,471	$127,817	$127,803
Goodwill and intangible assets, principally due to differences in amortization	55,228	50,980	42,787
Other	6,419	8,532	6,392
Total deferred tax liabilities	190,118	187,329	176,982

Deferred tax liabilities, net	$114,829	$97,013	$143,793

                The net deferred tax liabilities are reflected in the balance sheet as follows:

(dollars in thousands)	2007	2006	2005
Deferred tax assets (included in prepaid expense)	$41,042	$37,155	$24,654
Deferred tax liabilities	155,871	134,168	168,447
Net deferred tax liabilities	$114,829	$97,013	$143,793

                The Company’s effective tax rate differs from the federal statutory rate due to the following items:

(dollars in thousands)	2007		2006		2005
	Amount	% of Income Before Tax	Amount	% of Income Before Tax	Amount	% of Income Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$100,049	35.0%	$100,029	35.0%	$96,750	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	7,285	2.5	8,732	3.1	9,016	3.3
Foreign tax rate differential	(1,464)	(0.5)	3,930	1.4	637	0.2
Minority interest	1,313	0.5	1,239	0.4	2,078	0.8
Jobs Act repatriation					6,000	2.2
Manufacturing tax benefits	(4,200)	(1.5)	(3,146)	(1.1)	(840)	(0.4)
Other	1,317	0.5	(1,284)	(0.5)	259	0.1
Actual income tax expense	$104,300	36.5%	$109,500	38.3%	$113,900	41.2%

As of December 31, 2007, the Company had foreign net operating loss carryovers of approximately $35.5 million that are available to offset future taxable income.  Approximately $13.8 million of the carryover expires over the period 2014-2016.  The balance of the loss carryovers have no expiration.  FAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company’s management determined that a valuation allowance of $7.1 million against deferred tax assets primarily associated with the foreign net operating loss carryover was necessary at December 31, 2007.

Provision has not been made for U.S. or additional foreign taxes on $170,319,000 of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

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

The Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. The Company recognized no material adjustments as a result of the implementation of this policy. As of January 1, 2007, the Company had approximately $13.9 million of total unrecognized tax benefits. Of this total, approximately $6.0 million represented the amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods. As of December 31, 2007, the Company had approximately $9.1 million of total unrecognized tax benefits. Of this total, approximately $6.4 million represented the amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

Balance at January 1, 2007	$13.9
Additions based on tax positions related to the current year	1.0
Additions for tax positions of prior years	2.5
Reductions for tax positions of prior years	(0.3)
Reductions due to a lapse of the statute of limitations	(0.4)
Settlements	(7.6)

Balance at December 31, 2007	$9.1

The Company does not expect significant changes to the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as components of income tax expense. The Company had approximately $1.2 million accrued for interest and penalties at January 1, 2007. As of December 31, 2007, the Company had approximately $1.3 million accrued for interest and penalties.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company’s U.S. federal income tax returns for the years prior to 2006 have been audited and completely settled.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2002 in the significant jurisdictions in which it operate.

Note 11 — LEASES

                The Company has operating leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that expire at various times over the next 34 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $7,948,000 in 2007, $10,870,000 in 2006, and $13,178,000 in 2005.

The Company has capitalized leases for a manufacturing site and some machinery and equipment that expire at various times over the next five years.  The present values of minimum future obligations shown in the following chart are calculated based on an interest rate of approximately 4.6 percent, which is the lessor’s implicit rate of return.  Interest expense on the outstanding obligations under capital leases was approximately $16,000 in 2007, $15,000 in 2006, and $13,000 in 2005.

Minimum future obligations on leases in effect at December 31, 2007, are:

	Capital	Operating
(in thousands)	Leases	Leases
2008	$113	$5,177
2009	42	3,649
2010	0	3,003
2011	0	2,146
2012	0	1,380
Thereafter	0	5,166
Total minimum obligations	155	$20,521
Less amount representing interest	9
Present value of net minimum obligations	146
Less current portion	106
Long-term obligations	$40

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

A summary of the Company’s business activities reported by its two business segments follows:

BUSINESS SEGMENTS (in millions)	2007	2006	2005
Net Sales:
Flexible Packaging	$3,002.5	$3,000.6	$2,856.2
Pressure Sensitive Materials	653.0	643.3	618.5
Intersegment Sales:
Flexible Packaging	(0.7)	(0.5)	(0.4)
Pressure Sensitive Materials	(5.5)	(4.0)	(0.3)
Net Sales to Unaffiliated Customers	$3,649.3	$3,639.4	$3,474.0

Operating Profit and Pretax Profit:
Flexible Packaging	$346.6	$335.1	$332.7
Pressure Sensitive Materials	40.3	50.1	41.3
Total operating profit (1)	386.9	385.2	374.0
General corporate expenses	(46.9)	(46.6)	(53.0)
Interest expense	(50.3)	(49.3)	(38.7)
Minority interest in net income	(3.8)	(3.5)	(5.9)
Income before income taxes	$285.9	$285.8	$276.4

Identifiable Assets:
Flexible Packaging	$2,672.7	$2,579.5	$2,471.2
Pressure Sensitive Materials	358.0	339.9	347.0
Total identifiable assets (2)	3,030.7	2,919.4	2,818.2
Corporate assets (3)	160.7	119.6	146.4
Total	$3,191.4	$3,039.0	$2,964.6

Depreciation and Amortization:
Flexible Packaging	$144.2	$138.4	$135.6
Pressure Sensitive Materials	13.4	13.1	13.9
Corporate	0.9	0.9	1.3
Total	$158.5	$152.4	$150.8

Expenditures for Property and Equipment:
Flexible Packaging	$139.3	122.4	$164.5
Pressure Sensitive Materials	16.0	10.2	10.3
Corporate	23.6	26.2	12.2
Total	$178.9	$158.8	$187.0

OPERATIONS BY GEOGRAPHIC AREA (in millions)	2007	2006	2005
Net Sales to Unaffiliated Customers: (4)
United States	$2,352.2	$2,400.5	$2,281.1
Canada	15.6	64.8	74.6
Europe	647.6	595.9	580.9
South America	539.9	491.3	454.3
Other	94.0	86.9	83.1
Total	$3,649.3	$3,639.4	$3,474.0

Identifiable Assets: (2)
United States	$1,677.7	$1,706.6	$1,723.2
Canada	5.7	21.2	31.9
Europe	441.7	419.0	370.5
South America	830.1	696.1	622.9
Other	75.5	76.5	69.7
Total	$3,030.7	$2,919.4	$2,818.2

(1)                                  Operating profit is defined as profit before general corporate expense, interest expense, income taxes, and minority interest.

(2)                                  Identifiable assets by business segment include only those assets that are specifically identified with each segment’s operations.

(3)                                  Corporate assets are principally prepaid expenses, prepaid income taxes, prepaid pension benefit costs, fair value of the interest rate swap agreements, and corporate tangible and intangible property.

(4)                                  Net sales are attributed to countries based on location of the Company’s manufacturing or selling operation.

Note 13 — COMMITMENTS AND CONTINGENCIES

                The Company is involved in a number of lawsuits incidental to its business, including environmental related litigation.  Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below, that any ultimate liability would not have a material adverse effect upon the Company’s consolidated financial condition or results of operations.

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

                The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $61.9 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the 2007 year end exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A lower court decision in 2002 cancelled all of the assessments for 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  The City continues to assert the applicability of the city services tax and has issued assessments for the subsequent years 1996-2001.  The assessments for those years for tax and penalties (exclusive of interest) are estimated to be approximately $39.4 million at the date of acquisition, translated to U.S. dollars at the 2007 year end exchange rate.  In the event of an adverse resolution, these estimated amounts for all assessments could be substantially increased for interest, monetary adjustments, and corrections.

                The Company strongly disagrees with the City’s position and intends to vigorously challenge any assessments by the City of São Paulo.  The Company is unable at this time to predict the ultimate outcome of the controversy and as such has not recorded any liability related to this matter.  An adverse resolution could be material to the consolidated results of operations and/or cash flows of the period in which the matter is resolved.

                The Secretariat of Economic Law (SDE), a governmental agency in Brazil, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the preliminary nature of the proceedings the Company is unable at the present time to predict the outcome of this matter.

                The Company and its subsidiary, Morgan Adhesives Company, have been named as defendants in thirteen civil lawsuits related to an investigation that was initiated and subsequently closed by the U.S. Department of Justice without any further action.  Six of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  On November 20, 2007, the Court granted plaintiffs’ motion for class certification.  Defendants have petitioned the Third Circuit Court of Appeals to hear an appeal of the district court’s decision granting class certification.  At this time, a discovery cut-off and a trial date have not been set.  The Company has also been named in three lawsuits filed in the California Superior Court in San Francisco. These three lawsuits, which have been consolidated, seek to represent a class of all California indirect purchasers of labelstock and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, and one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company intends to vigorously defend these lawsuits.

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

Note 14 — FINANCIAL INSTRUMENTS

                The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2007 and 2006, the Company had outstanding forward exchange contracts with notional amounts aggregating $4,959,000 and $3,540,000, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as part of accounts payable and as an expense element of other costs (income), net, which offsets the related transaction gains or losses and was not significant at December 31, 2007 and 2006.

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

                The Company’s non-derivative financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2007 and 2006, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt, including current maturities but excluding capitalized leases, is estimated to be $779,541,000 and $749,002,000 at December 31, 2007 and 2006, respectively, using discounted cash flow analyses and based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

                The Company is exposed to credit loss in the event of non-performance by counterparties in interest rate swaps and forward exchange contracts.  Collateral is generally not required of the counterparties or of the Company.  In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument.  The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.  The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and countries. As of December 31, 2007 and 2006, the Company had no significant concentrations of credit risk.

Note 15 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2007
Net sales	$909.1	$921.8	$905.7	$912.7	$3,649.3
Gross profit	177.2	176.9	160.9	161.0	676.0
Net income	48.3	49.5	41.1	42.7	181.6
Basic earnings per common share	0.46	0.47	0.40	0.43	1.76
Diluted earnings per common share	0.45	0.47	0.40	0.42	1.74

2006
Net sales	$901.7	$933.8	$903.3	$900.6	$3,639.4
Gross profit	167.3	186.3	174.1	169.0	696.7
Net income	37.8	48.9	48.0	41.6	176.3
Basic earnings per common share	0.36	0.47	0.46	0.40	1.68
Diluted earnings per common share	0.35	0.46	0.45	0.39	1.65

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

(b)  Management’s Report on Internal Control Over Financial Reporting

                The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2007.

(c)  Changes in Internal Control Over Financial Reporting

                There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

                Not applicable.

PART  III  —  ITEMS 10, 11, 12, 13, and 14

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007, and such information is expressly incorporated herein by reference.

                The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Each officer has been an employee of the Company for the last five years and the positions described relate to positions with the Company.

Name (Age) Positions Held	Period The Position Was Held
William F. Austen (49) Vice President — Operations	2004 to present
President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to present

Jeffrey H. Curler (57) Executive Chairman and Chairman of the Board	2008 to present
Chief Executive Officer and Chairman of the Board	2007 to 2008
President, Chief Executive Officer and Chairman of the Board	2005 to 2007
President and Chief Executive Officer	2000 to 2005
President and Chief Operating Officer	1998 to 2000
President	1996 to 1998
Director	1992 to Present
Executive Vice President	1991 to 1995
Various R&D and management positions within the Company	1973 to 1991

Robert F. Hawthorne (58) Vice President — Operations	2007 to present
Vice President — Operations (Paper Packaging Division and Bemis Clysar, Inc. (1))	2005 to 2007
President — Curwood, Inc. (1)	2003 to 2005
Various sales, marketing, and management positions within the Company	1985 to 2003

Stanley A. Jaffy (59) Vice President and Controller	2002 to present
Vice President - Tax and Assistant Controller	1998 to 2002
Various finance management positions within the Company	1987 to 1998

Melanie E.R. Miller (44) Vice President, Investor Relations and Treasurer	2005 to present
Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
Various finance management positions within the Company	2000 to 2002

James W. Ransom (48) Vice President — Operations	2007 to present
President — Curwood, Inc. (1)	2005 to present
President — Banner Packaging, Inc. (1)	2002 to 2005

Eugene H. Seashore, Jr. (58) Vice President — Human Resources	2000 to present
Various human resource and management positions within the Company	1980 to 2000

James J. Seifert (51) Vice President, General Counsel and Secretary	2002 to present

Henry J. Theisen (54) President and Chief Executive Officer	2008 to present
President and Chief Operating Officer	2007 to 2008
Director	2006 to present
Executive Vice President and Chief Operating Officer	2003 to 2007
Vice President — Operations	2002 to 2003
Various R&D, marketing, and management positions within the Company	1976 to 2002

Gene C. Wulf (57) Director	2006 to present
Senior Vice President and Chief Financial Officer	2005 to present
Vice President, Chief Financial Officer and Treasurer	2002 to 2005
Vice President and Controller	1998 to 2002
Vice President and Assistant Controller	1997 to 1998
Various financial and management positions within the Company	1975 to 1997

(1)                Identifided operation is a 100 percent owned subsidiary or division of the Company.

                The Company’s annual CEO certification to the NYSE for the previous year was submitted to the NYSE on May 23, 2007.  The Company’s CEO and CFO executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 which are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  No qualifications were taken with respect to any of the certifications.

ITEM 11 - EXECUTIVE COMPENSATION

                The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007, and such information is expressly incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                     AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007, and such information is expressly incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007, and such information is expressly incorporated herein by reference.

PART  IV — ITEM 15

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of Item 8 of this Annual Report on Form 10-K:

		Pages in
		Form 10-K
(1)	Financial Statements
	Management’s Responsibility Statement	18
	Report of Independent Registered Public Accounting Firm	19
	Consolidated Statement of Income for each of the Three Years Ended December 31, 2007	20
	Consolidated Balance Sheet at December 31, 2007 and 2006	21
	Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 2007	22
	Consolidated Statement of Stockholders’ Equity for each of the Three Years Ended December 31, 2007	23
	Notes to Consolidated Financial Statements	24-40

(2)	Financial Statement Schedule for Years 2007, 2006, and 2005
	Schedule II - Valuation and Qualifying Accounts and Reserves	46
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for each of the Three Years Ended December 31, 2007	46

	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits
	The Exhibit Index is incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                BEMIS COMPANY, INC.

By	/s/ Gene C. Wulf	By	/s/ Stanley A. Jaffy
	Gene C. Wulf, Senior Vice President		Stanley A. Jaffy, Vice President
	and Chief Financial Officer		and Controller
	Date February 28, 2008		Date February 28, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gene C. Wulf	/s/ Stanley A. Jaffy
Gene C. Wulf, Senior Vice President	Stanley A. Jaffy, Vice President
and Chief Financial Officer	and Controller (principal accounting officer)
Date February 28, 2008	Date February 28, 2008

/s/ Jeffrey H. Curler	/s/ William J. Bolton
Jeffrey H. Curler, Chairman of the Board	William J. Bolton, Director
and Executive Chairman	Date February 28, 2008
Date February 28, 2008

/s/ David S. Haffner	/s/ Barbara L. Johnson
David S. Haffner, Director	Barbara L. Johnson, Director
Date February 28, 2008	Date February 28, 2008

/s/ Timothy M. Manganello	/s/ Roger D. O’Shaughnessy
Timothy M. Manganello, Director	Roger D. O’Shaughnessy, Director
Date February 28, 2008	Date February 28, 2008

/s/ Paul S. Peercy	/s/ Edward N. Perry
Paul S. Peercy, Director	Edward N. Perry, Director
Date February 28, 2008	Date February 28, 2008

/s/ William J. Scholle	/s/ Henry J. Theisen
William J. Scholle, Director	Henry J. Theisen, Director, President
Date February 28, 2008	and Chief Executive Officer
Date February 28, 2008

/s/ Holly Van Deursen	/s/ Philip G. Weaver
Holly Van Deursen, Director	Philip G. Weaver, Director
Date February 28, 2008	Date February 28, 2008

/s/ Gene C. Wulf, Director	/s/ Jeffrey H. Curler
Gene C. Wulf, Director	Jeffrey H. Curler, Director
Date February 28, 2008	Date February 28, 2008

Exhibit Index

Exhibit	Description	Form of Filing
2(a)	Dixie Toga S.A. Stock Purchase Agreement between Bemis Company, Inc. as buyer
	and the therein listed sellers. (1)	Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (2)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (2)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust
	National Association (formerly known as First Trust National Association), as Trustee. (3)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (4)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo
Bank Minnesota, National Association (formerly known as Norwest Bank
	Minnesota, National Association). (5)	Incorporated by Reference
10(a)	Bemis Company, Inc. 2001 Stock Incentive Plan.* (6)	Incorporated by Reference
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and
	Restated as of August 4, 1999.* (7)	Incorporated by Reference
10(c)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (8)	Incorporated by Reference
10(d)	Bemis Retirement Plan, Amended and Restated as of December 31, 2005.* (9)	Incorporated by Reference
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated
	as of January 1, 2005.* (10)	Incorporated by Reference
10(f)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended
	and Restated as of January 1, 2005.* (10)	Incorporated by Reference
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan,
	Amended and Restated as of August 4, 1999.* (7)	Incorporated by Reference
10(h)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (11)	Incorporated by Reference
10(i)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (12)	Incorporated by Reference
10(j)	Credit Agreement dated as of September 2, 2004, among the Registrant, the
	various banks listed therein, and Bank One, NA, as Administrative Agent. (13)	Incorporated by Reference
10(k)	Resolution Amending Bemis Company, Inc. 2001 Stock Incentive Plan.* (4)	Incorporated by Reference
10(l)	Bemis Investment Incentive Plan, Amended and Restated Effective as of January 1, 2006.* (9)	Incorporated by Reference
10(m)	Bemis Company, Inc. 2007 Stock Incentive Plan.* (14)	Incorporated by Reference
14	Financial Code of Ethics. (4)	Incorporated by Reference
21	Subsidiaries of the Registrant.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

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

(7)                                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

(8)                                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).

(9)                                  Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-5277).

(10)                            Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-5277).

(11)                            Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).

(12)                            Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2005 (File No. 1-5277).

(13)                            Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-5277).

(14)                            Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2006 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at	Additions			Foreign			Balance
Year Ended	Beginning	Charged to			Currency			at Close
December 31,	of Year	Profit & Loss	Writeoffs		Impact	Other		of Year
RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES
2007	$20,287	$7,385	$(9,252)	(1)	$891			$19,311
2006	$19,120	$12,599	$(11,947)	(2)	$515			$20,287
2005	$16,935	$14,638	$(14,009)	(3)	$(181)	$1,737	(4)	$19,120

(1) Net of $396 collections on accounts previously written off.

(2) Net of $245 collections on accounts previously written off.

(3) Net of $478 collections on accounts previously written off.

(4) Acquired with business unit acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Bemis Company, Inc:

                Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2008, appearing in the 2007 Annual Report to Shareholders of Bemis Company, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 28, 2008