Form 10-Q
period 2008-03-31
BEMIS CO INC
filed 2008-05-09
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2008

Commission File Number 1-5277

BEMIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Neenah Center
4th Floor, P.O. Box 669
Neenah, Wisconsin	54957-0669
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (920) 727-4100

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. YES   ☒    NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company.   YES   ☐    NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 9, 2008, the Registrant had 99,650,489 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the three months ended March 31, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Generally about 60 percent of our total company net sales are to customers in the food industry.

Net sales for the first quarter ended March 31, 2008, were $947.3 million compared to $909.1 million in the first quarter 2007, a 4.2 percent increase. Net income totaled $42.3 million for the first quarter of 2008, compared to $48.3 million for the same period of 2007.  First quarter 2008 diluted earnings per share were $0.42 compared to $0.45 per share in the same period of 2007.

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market position in North and South America reflects our focus on value-added, proprietary products that are not available from most of our competitors.  During the past 12 months, an economic slowdown in North America and inflation in food prices worldwide have impacted the demand in markets to which we sell packaging.  The primary raw materials for our business segments are polymer resins and adhesives.  The cost of these raw materials, in addition to production and freight costs, have been impacted in recent years by higher energy prices.

Results of Operations – First Quarter 2008

Consolidated Overview

Net sales for the first quarter ended March 31, 2008, were $947.3 million compared to $909.1 million in the first quarter of 2007, an increase of 4.2 percent.  Currency effects increased net sales by 5.1 percent compared to the same quarter of 2007.

Net income totaled $42.3 million for the first quarter of 2008, compared to $48.3 million for the same period of 2007.  Diluted earnings per share were $0.42 for the first quarter compared to $0.45 in the first quarter of 2007.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $781.6 million this quarter compared to $743.2 million in the first quarter of 2007, a 5.2 percent increase. Currency effects accounted for 4.8 percent net sales growth during the current quarter, reflecting the impact of the strengthened European and Brazilian currencies.  Excluding the impact of currency, net sales increased in meat and cheese, dairy and liquids, dry foods, bakery, health and hygiene, medical, and multipack market categories, representing about 75 percent of flexible packaging sales.  Net sales decreased in pet foods, confectionery and snack, and other food and non-food market categories, representing about 25 percent of net sales.

Operating profit from the flexible packaging business segment was $78.6 million during the first quarter of 2008 compared to $88.2 million during the first quarter of 2007 (See accompanying notes to the financial statements, Note 8, “Segments of Business,” for a reconciliation of operating profit to income before income taxes.)   Operating profit as a percentage of net sales for the first quarter of 2008 was 10.1 percent compared to 11.9 percent for the first quarter of 2007.  The timing of raw material cost increases relative to related selling price increases resulted in lower operating profit compared to the first quarter of 2007.

Pressure Sensitive Materials Business Segment

First quarter net sales for the pressure sensitive materials business segment were $165.7 million in 2008 compared to $165.9 million in 2007.  Currency effects contributed 6.3 percent to net sales for the first quarter of 2008.  Net sales decreased in label and technical products.  Net sales of our graphic products were comparable to the first quarter of 2007.  Net sales of our technical products have been negatively impacted as customers continue to face economic challenges associated with the housing and certain medical markets.

Operating profit from the pressure sensitive materials business in the first quarter of 2008 was $11.9 million, or 7.2 percent of net sales, compared to $14.3 million, or 8.6 percent of net sales, in the first quarter of 2007 (See accompanying Notes to Consolidated Financial Statements, Note 8, “Segments of Business,” for a reconciliation of operating profit to income before income taxes.) Higher operating profit in the first quarter of 2007 reflected a more favorable mix of technical product sales.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $88.7 million in the first quarter of 2008 compared to $85.5 million for the first quarter of 2007.  As a percentage of sales, this category of expenses was 9.4 percent in both the first quarter of 2008 and 2007.

Interest Expense

Interest expense was $9.0 million for the first quarter of 2008, a decrease of $3.5 million from the first quarter of 2007, reflecting lower interest rates in 2008 partially offset by an increase in debt levels.

Other Costs (Income), Net

In the first quarter of 2008, other costs and income included $7.7 million of financial income compared to $5.1 million for the first quarter of 2007.  About 40 percent of the financial income relates to interest income on cash held in non-U.S. locations.  The remainder of the financial income is generated from fiscal incentives for certain flexible packaging locations and is considered as a part of the flexible packaging operating profit.

Income Taxes

Our effective tax rate was 36.9 percent in the first quarter of 2008, a decrease from our rate for the same period of 2007 of 37.8 percent.  This lower tax rate reflects the geographic mix of pretax income.  The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 33.4 percent at March 31, 2008, compared to 32.9 percent at December 31, 2007.  Total debt as of March 31, 2008, was $875.8 million, an increase of $32.5 million from the balance of $843.3 at December 31, 2007.  The increase in debt outstanding during the first quarter of 2008 primarily reflects borrowing associated with the repurchase of one million shares of common stock during the quarter.

Sources of Liquidity

Net cash provided by operating activities was $55.6 million in the first quarter of 2008 compared to $73.1 million in the same period of 2007.

On March 31, 2008, total commercial paper outstanding was $209.3 million, and multicurrency loans outstanding totaled $31.3 million.  As of March 31, 2008, we had the capacity to borrow an additional $251.4 million under the $500 million backup credit facility.  In addition, we also have the capability of issuing up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.

On April 29, 2008, we entered into two new revolving credit agreements to replace the existing $500 million backup credit facility that would have matured in September 2009.  The $500 million backup credit facility was replaced with a $425 million backup credit facility that expires in April 2013 and a $75 million 364-day backup credit facility that expires in April 2009.  With these new agreements in place, we have the capacity to borrow up to $425 million through April 2013 and an additional $75 million though April 2009, including a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  These two facilities are primarily used to support our issuance of commercial paper.  We continue to have the capability of also issuing up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.

Uses of Liquidity

Capital expenditures were $28.4 million for the three months ended March 31, 2008, compared to $47.3 million for the same period of 2007.  Capital expenditures for 2008 are expected to be approximately $125 million.

In the three months ended March 31, 2008, we repurchased 1,000,000 shares of common stock in the open market for $26.8 million.  The purchases were made during the first quarter under a 10b5-1 plan established to offset the dilutive impact of stock awards on an annual basis.  As of March 31, 2008, the remaining balance of Board authorization for common stock repurchases was 4.1 million shares.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet was $3.3 million at December 31, 2007 and March 31, 2008.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2007 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

Blown film – A plastic film that is extruded through an angular die in the form of a tube and then expanded by a column of air in the manufacturing process.

Cast film – A plastic film that is extruded through a straight slot die as a flat sheet during its manufacturing process.

Coextruded film – A blown or cast film extruded with multiple layers extruded simultaneously.

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

Labelstock – Pressure sensitive material designed for the label markets.

Modified atmosphere packaging – A package in which the atmosphere inside the package has been modified by a gas such as nitrogen.

Monolayer film – A single layer extruded plastic film.

Multiwall paper bag – A package made from two or more layers of paper that have not been laminated.

Polyolefin shrink film – A packaging film consisting of polyethylene and/or polypropylene resins extruded via the blown process.  The film can be irradiated in a second process to cross link the molecules for added strength, durability, and toughness.  The product is characterized by thin gauge, high gloss, sparkle, transparency, and good sealing properties.

Pressure sensitive material – A material coated with adhesive such that upon contact with another material it will stick.

Rotogravure printing – A high quality, long run printing process utilizing a metal engraved cylinder.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2008.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
February 1-29, 2008	1,000,000	$26.77	1,000,000

Total		$26.77	1,000,000	4,074,886

On February 5, 2008, the Company adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase, during the first quarter of 2008, of up to 1,000,000 shares of its common stock in order to offset the dilutive effect of the Company’s stock used in annual incentive plans.  This plan was completed with the repurchase of 1,000,000 shares of common stock during the first quarter of 2008.  As of March 31, 2008, under authority granted by the Board of Directors in 2007, the Company may repurchase an additional 4,074,886 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 9, 2008	/s/ Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	May 9, 2008	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (2)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (3)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association). (4)	Incorporated by Reference

10(m)	Bemis Company, Inc. 2007 Stock Incentive Plan, Amended and Restated effective January 1, 2008	Filed Electronically
10(n)	Amended and Restated Long-Term Credit Agreement dated as of April 29, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent	Filed Electronically

10(o)	Amended and Restated 364-Day Credit Agreement dated as of April 29, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent	Filed Electronically

19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(4)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).