Form 10-Q
period 2008-06-30
BEMIS CO INC
filed 2008-08-05
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 4, 2008, the Registrant had 99,656,376 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended June 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Generally about 60 percent of our total company net sales are to customers in the food industry.  Other markets for our products include health and hygiene, lawn and garden, medical devices, pharmaceutical, construction, graphic display and signage, and industrial markets.

Market Conditions

                The primary raw materials for our business segments are polymer resins, films and adhesives, the cost of which has been impacted in recent years by higher energy prices.  The relationship between raw material cost fluctuations and the subsequent adjustment of our selling prices to reflect these changes had a negative effect on flexible packaging operating profit in the first half of 2008 compared to the first half of 2007.

During the second quarter of 2008, many of our suppliers announced dramatic price increases for our raw materials.  The negative impact of these increases on operating margins during the second half of 2008 is expected to be mitigated by the speed with which we are able to pass along those increases in our selling prices.

Results of Operations — Second Quarter 2008

Consolidated Overview

Net sales for the second quarter ended June 30, 2008, were $980.0 million compared to $921.8 million in the second quarter of 2007, an increase of 6.3 percent.  Currency effects increased net sales by 5.3 percent compared to the same quarter of 2007.

Net income totaled $46.4 million for the second quarter of 2008, compared to $49.5 million for the same period of 2007.  Diluted earnings per share were $0.46 for the second quarter of 2008 compared to $0.47 in the second quarter of 2007.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $813.9 million this quarter compared to $758.3 million in the second quarter of 2007, a 7.3 percent increase. Currency effects accounted for 4.9 percent net sales growth during the current quarter, reflecting the impact of the continuing strength in European and Brazilian currencies.  Excluding the impact of currency, net sales increased in meat and cheese, dairy and liquids, dry foods, health and hygiene, bakery, pet food, medical device, and industrial market categories, representing about 72 percent of flexible packaging sales.  Net sales decreased in the confectionery and snack, multipack, and other specialty market categories.

Operating profit from the flexible packaging business segment was $88.9 million during the second quarter of 2008 compared to $93.5 million during the second quarter of 2007.  Operating profit as a percentage of net sales for the second quarter of 2008 was 10.9 percent compared to 12.3 percent for the second quarter of 2007.  The time lag between recent cost increases for a variety of important raw materials and the corresponding increase in selling prices reduced operating profit in the second quarter of 2008.

Pressure Sensitive Materials Business Segment

Second quarter net sales for the pressure sensitive materials business segment increased 1.6 percent to $166.1 million in the second quarter of 2008 compared to $163.5 million in the same quarter of 2007.  Currency effects accounted for 7.2 percent net sales growth.   Excluding the impact of currency, net sales in all product lines decreased compared to the second quarter of 2007.  Specifically, while North American label products grew modestly, unit sales growth in our global graphics products was more than offset by decreased price and mix.  Sales of our value-added technical products decreased from the second quarter of 2007 as customers with exposure to markets such as housing and automotive experienced reduced consumer demand.

Operating profit from the pressure sensitive materials business in the second quarter of 2008 was $9.1 million, or 5.5 percent of net sales, compared to $10.2 million, or 6.2 percent of net sales, in the second quarter of 2007.  Increased costs for raw materials and freight have put pressure on operating margins in 2008, but lower sales of value-added technical products is the primary reason for decreased performance results.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $88.2 million in the second quarter of 2008 compared to $86.5 million for the second quarter of 2007.  As a percentage of sales, this category of expenses was 9.0 percent in the second quarter of 2008 compared to 9.4 percent for the same period of 2007.

Interest Expense

Interest expense was $11.1 million for the second quarter of 2008, a decrease of $1.5 million from the second quarter of 2007, reflecting lower interest rates partially offset by higher debt levels in 2008.

Other Costs (Income), Net

In the second quarter of 2008, other costs and income included $8.8 million of financial income compared to $7.6 million for the second quarter of 2007.  About 40 percent of the financial income relates to interest income on cash held at non-U.S. locations.  The remainder of the financial income is generated from fiscal incentives for certain flexible packaging locations and is considered as a part of flexible packaging operating profit.

Income Taxes

                Our effective tax rate was 37.2 percent in the second quarter of 2008, similar to our rate for the same period of 2007 of 37.3 percent.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for total year 2008 to be about 37.1 percent.

Results of Operations — Six Months Ended June 30, 2008

Consolidated Overview

Net sales for the six months ended June 30, 2008, were $1.9 billion, an increase of 5.3 percent compared to net sales for the first six months of 2007.  Currency effects increased net sales by 5.2 percent in the first six months of 2008 compared to the same period of 2007.

Net income totaled $88.7 million for the first six months of 2008, compared to $97.8 million for the same period of 2007.  Diluted earnings per share were $0.88 for the first six months of 2008 compared to $0.92 for the first six months of 2007.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment for the first six months of 2008 were $1.6 billion, an increase of 6.3 percent compared to the same period of 2007.  Currency effects increased net sales by 4.9 percent in the first six months of 2008 compared to the same period of 2007.  The remaining sales increase was driven by higher sales to meat and cheese, dairy and liquid, health and hygiene, dry foods, bakery, medical device, and industrial markets.  This was partially offset by decreased sales to confectionery and snack, pet food, and multipack market categories.

Operating profit from the flexible packaging business segment was $167.5 million, compared to $181.7 million during the first six months of 2007.  Operating profit as a percent of net sales was 10.5 percent for the six months ended June 30, 2008 compared to 12.1 percent in the same period of 2007.  Operating results for 2008 reflect the negative impact of the time lag between raw material cost increases and corresponding selling price increases.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment increased 0.7 percent to $331.8 million during the first six months of 2008 compared to $329.4 million in 2007.  Currency effects increased net sales by 6.8 percent in the first six months of 2008.  Excluding the effects of currency, the decrease in net sales primarily reflects lower sales of value added technical products and a change in sales mix in global graphic products.

Operating profit from the pressure sensitive materials business in the first six months of 2008 was $20.9 million, or 6.3 percent of net sales, compared to $24.4 million, or 7.4 percent of net sales, in the same period of 2007.  Results of operations for this segment were negatively impacted by a change in sales mix for graphic products and lower sales of value-added technical products in 2008 compared to 2007.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $177.0 million for the six months ended June 30, 2008, compared to $172.0 million for the first six months of 2007.  As a percentage of sales, this category of expenses decreased in the first six months of 2008, to 9.2 percent compared to 9.4 percent in the same period of 2007.  We expect selling, general and administrative expenses as a percentage of net sales for the total year 2008 to be in the range of 9.0 to 9.5 percent.

Interest Expense

Interest expense was $20.1 million for the first six months of 2008, a decrease of $5.0 million from the same period of 2007 primarily driven by lower interest rates in 2008.

Other Costs (Income), Net

For the first six months of 2008, other costs and income included $16.4 million of financial income compared to $12.7 million financial income for the same period of 2007.  About 40 percent of the financial income relates to interest income on cash held at non-U.S. locations.  The remainder of the financial income is generated from fiscal incentives for certain locations and is considered as a part of flexible packaging operating profit.

Income Taxes

                Our effective tax rate was 37.1 percent in the first six months of 2008, a decrease compared to our rate for the same period of 2007 of 37.5 percent.  This tax rate reflects the increasing impact of U.S. tax incentives for manufacturing companies.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for total year 2008 to be about 37.1 percent.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 32.0 percent at June 30, 2008, compared to 32.9 percent at December 31, 2007.  Total debt as of June 30, 2008, was $863.0 million, an increase of $19.7 million from the balance of $843.3 at December 31, 2007.

Sources of Liquidity

Net cash provided by operating activities decreased to $127.9 million for the six months ended June 30, 2008 compared to $188.0 million in the same period of 2007.  Working capital levels in 2008 were higher reflecting higher raw material costs and increased inventory levels.

Under the terms of our revolving credit agreements, we have the capacity to borrow up to $500 million, of which $425 million matures April 28, 2013, and $75 million matures April 28, 2009. The revolving credit agreements include a combined $100 million multicurrency limit to support the financing needs of our international subsidiaries.  This facility is primarily used to support our issuance of commercial paper.  On June 30, 2008, total commercial paper outstanding was $205.3 million, and multicurrency loans outstanding totaled $27.9 million.  We had the capacity to borrow an additional $258.8 million under the credit facility as of June 30, 2008.  In addition, we have arrangements in place to issue up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  As of June 30, 2008, the ECN market was unavailable due to unfavorable credit market conditions. Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.

On August 15, 2008, bonds totaling $250 million will mature.  These notes have been classified as long term as of June 30, 2008, in light of our ability to refinance them within our existing commercial paper program.  We are currently evaluating various alternatives for refinancing these bonds, including a combination of cash on hand, commercial paper, and bank financing.

As of June 30, 2008, our outstanding debt supported by the revolving credit agreements exceeded the $425 million long-term facility by $38.3 million. As a result, this portion of our commercial paper is classified as short term borrowing as of that date.

Uses of Liquidity

Capital expenditures were $58.6 million for the six months ended June 30, 2008, compared to $95.4 million for the same period of 2007.  Capital expenditures for 2008 are expected to be approximately $125 million, a substantial decrease from the total capital spending in 2007 of $178.9  million.

During the six months ended June 30, 2008, we repurchased 1,000,000 shares of common stock in the open market for $26.8 million.  As of June 30, 2008, the remaining balance of Board authorization for common stock repurchases was 4.1 million shares.

Interest Rate Swaps

The fair value of interest rate swap agreements recorded on the balance sheet decreased from $3.3 million at December 31, 2007, to $0.8 million at June 30, 2008.  The impact of this change was a $2.5 million decrease in the recorded value of long-term debt with a corresponding decrease in other assets.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the civil lawsuits related to competitive practices in the labelstock industry; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2007, and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2008.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company’s 2008 Annual Meeting of Shareholders was held on May 1, 2008.

(b)                                 (1)   The shareholders voted for five director nominees for three-year terms.  There were no abstentions and no broker non-votes.  The vote was as follows:

Name of Candidate	Votes For	Votes Withheld
Timothy M. Manganello	91,385,370	1,690,853
Edward N. Perry	90,650,023	2,426,200
William J. Scholle	86,067,381	7,008,842
Henry J. Theisen	90,726,374	2,349,848
Philip G. Weaver	91,384,111	1,692,112

                                                (2)   The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.  The vote was 90,945,376 for, 1,446,718 against, and 684,127 abstentions.  There were no broker non-votes.

                                                (3)   The shareholders voted down the Stockholder Proposal on Compensation Report.  The vote was 6,868,416 for, 71,511,639 against, and 2,691,292 abstentions.  There were no broker non-votes.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date August 5, 2008	/s/ Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date August 5, 2008	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference

3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference

4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (2)	Incorporated by Reference

4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (3)	Incorporated by Reference

4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association). (4)	Incorporated by Reference

19	Reports Furnished to Security Holders.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

32	Section 1350 Certification of CEO and CFO.	Filed Electronically

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