Form 10-Q
period 2008-09-30
BEMIS CO INC
filed 2008-11-10
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 7, 2008, the Registrant had 99,672,846 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended September 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Approximately 60 percent of our total company net sales are to customers in the food industry.  Other markets for our products include health and hygiene, lawn and garden, medical devices, pharmaceutical, construction, graphic display and signage, and industrial markets.

Market Conditions

In 2008, consumer budgets have been strained by higher food prices, energy costs, and housing costs. The majority of our products are sold to the food industry, which has historically provided a more stable market environment.  In the current environment, we are experiencing generally stable demand for our flexible packaging products, while our pressure sensitive materials business segment has been negatively impacted by weaker global economic conditions.

The primary raw materials for our business segments are polymer resins, films and adhesives, the cost of which has been impacted in recent years by volatile energy prices.  The relationship between raw material cost fluctuations and the subsequent adjustment of our selling prices to reflect these changes had a negative effect on flexible packaging operating profit in the first three quarters of 2008 compared to the first three quarters of 2007.

Results of Operations – Third Quarter 2008

Consolidated Overview

Net sales for the third quarter ended September 30, 2008, were $984.3 million compared to $905.7 million in the third quarter of 2007, an increase of 8.7 percent.  Currency effects increased net sales by 2.9 percent compared to the same quarter of 2007.

Net income totaled $44.3 million for the third quarter of 2008, compared to $41.0 million for the same period of 2007.  Diluted earnings per share were $0.44 for the third quarter of 2008 compared to $0.40 in the third quarter of 2007.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment increased to $826.4 million this quarter compared to $745.4 million in the third quarter of 2007, a 10.9 percent increase. Currency effects accounted for 2.8 percent net sales growth during the current quarter.  Excluding the impact of currency, net sales increased in markets representing 86 percent of flexible packaging sales, including markets for meat and cheese, dairy and liquids, dry foods, health and hygiene, bakery, medical devices, and industrial products.  Net sales decreased in the confectionery and snack, pet food, and multipack market categories.  Selling prices increased during the quarter to reflect the substantial increase in raw material costs experienced at the end of the second quarter.  In addition, we achieved unit volume increases in more than 50 percent of our flexible packaging markets as new business growth was supported by stable consumer demand for core products.

Operating profit from the flexible packaging business segment was $82.4 million during the third quarter of 2008 compared to $81.6 million during the third quarter of 2007.  Currency benefits added $1.5 million to operating profit in the third quarter of 2008.  Operating profit as a percentage of net sales for the third quarter of 2008 was 10.0 percent compared to 10.9 percent for the third quarter of 2007.  The time lag between cost increases for a variety of principal raw materials and the corresponding increase in selling prices reduced operating profit as a percentage of net sales during the third quarter of 2008.  Operating profit has also been negatively impacted by inflationary pressures on other manufacturing costs including energy, supplies, and transportation.  The benefits of recent cost management initiatives have partially offset these increased costs during 2008.

Pressure Sensitive Materials Business Segment

Third quarter net sales for the pressure sensitive materials business segment decreased 1.5 percent down to $157.8 million in the third quarter of 2008 compared to $160.2 million in the same quarter of 2007.  Currency effects accounted for a 3.0 percent net sales growth.   Unit volume declined from the third quarter of 2007 across all product lines in this segment.  Our label and graphic products sales volumes are sensitive to economic conditions, which are currently having a negative impact on these product lines.  In addition, several large customers of our technical products serve the housing and automotive markets.  These markets have weakened considerably during 2008.

Operating profit from the pressure sensitive materials business in the third quarter of 2008 was $9.0 million, or 5.7 percent of net sales, compared to $9.1 million, or 5.7 percent of net sales, in the third quarter of 2007.  Currency benefits increased operating profit by $0.5 million during the third quarter of 2008.  Lower unit sales volume this quarter was offset by improved price/mix and successful cost management.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $85.8 million in the third quarter of 2008 compared to $84.0 million for the third quarter of 2007.  As a percentage of net sales, this category of expenses was 8.7 percent in the third quarter of 2008 compared to 9.3 percent for the same period of 2007.  The decrease in the ratio of selling, general and administrative expenses as a percentage of net sales reflects the impact of increased selling prices included in net sales.

Interest Expense

Interest expense was $10.2 million for the third quarter of 2008, a decrease of $2.9 million from the third quarter of 2007, reflecting lower interest rates and lower levels of outstanding debt in 2008.

Other Costs (Income), Net

In the third quarter of 2008, other costs and income included $9.2 million of financial income compared to $7.2 million for the third quarter of 2007.  About 45 percent of the financial income relates to interest income on cash held at non-U.S. locations.  The remainder of the financial income is generated from fiscal incentives for certain locations and is considered as a part of flexible packaging operating profit.  During the fourth quarter of 2008, we repatriated cash held at non-U.S. locations. This cash will be used to reduce outstanding debt and is expected to result in lower interest income during the fourth quarter.

Income Taxes

Our effective tax rate was 36.6 percent in the third quarter of 2008, the same as our rate for the same period of 2007.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for total year 2008 to be about 36.9 percent.

Results of Operations – Nine Months Ended September 30, 2008

Consolidated Overview

Net sales for the nine months ended September 30, 2008 were $2.9 billion, an increase of 6.4 percent compared to net sales for the first nine months of 2007.  Currency effects increased net sales by 4.4 percent in the first nine months of 2008 compared to the same period of 2007.

Net income totaled $133.0 million for the first nine months of 2008, compared to $138.8 million for the same period of 2007.  Diluted earnings per share were $1.32 for the first nine months of 2008, and $1.32 for the first nine months of 2007.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment for the first nine months of 2008 were $2.4 billion, an increase of 7.8 percent compared to the same period of 2007.  Currency effects increased net sales by 4.2 percent in the first nine months of 2008 compared to the same period of 2007.  The remaining 3.6 percent increase in net sales was driven by higher sales to markets such as meat and cheese, dairy and liquid, health and hygiene, dry food, bakery, medical device, and industrial markets.  This was partially offset by decreased sales to confectionery and snack, pet food, and multipack market categories.

Operating profit from the flexible packaging business segment was $249.7 million, compared to $263.3 million during the first nine months of 2007.  Operating profit as a percent of net sales was 10.3 percent for the nine months ended September 30, 2008 compared to 11.7 percent in the same period of 2007.  Operating results for 2008 reflect the negative impact of higher input costs incurred during the first three quarters of 2008.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment were $489.6 million during the first nine months of 2008 compared to $489.7 million for the same period of 2007.  Currency effects increased net sales by 5.4 percent in the first nine months of 2008, but this was offset by decreases in unit sales volume across all product lines compared to the first nine months of 2007.  Increased competition during this period of economic weakness has reduced demand for our label products.  Our graphic and technical products have also experienced lower unit sales volumes in connection with the slowing global economy.

Operating profit from the pressure sensitive materials business in the first nine months of 2008 was $30.0 million, or 6.1 percent of net sales, compared to $33.5 million, or 6.8 percent of net sales, in the same period of 2007.  Results of operations for this segment were negatively impacted by a change in sales mix for graphic products and lower sales of value-added technical products in 2008 compared to 2007.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $262.8 million for the nine months ended September 30, 2008, compared to $256.0 million for the first nine months of 2007.  As a percentage of sales, this category of expenses decreased in the first nine months of 2008, to 9.0 percent compared to 9.4 percent in the same period of 2007.

Interest Expense

Interest expense was $30.4 million for the first nine months of 2008, a decrease of $7.9 million from the same period of 2007 primarily driven by lower interest rates in 2008.

Other Costs (Income), Net

For the first nine months of 2008, other costs and income included $25.6 million of financial income compared to $19.9 million financial income for the same period of 2007.  About 40 percent of the financial income relates to interest income on cash held at non-U.S. locations.  The remainder of the financial income is generated from fiscal incentives for certain locations and is considered as a part of flexible packaging operating profit. Repatriation of cash held at non-U.S. locations during the fourth quarter of 2008 will make cash available to reduce outstanding debt and is expected to reduce interest income in the future.

Income Taxes

Our effective tax rate was 36.9 percent in the first nine months of 2008, a decrease compared to our rate for the same period of 2007 of 37.2 percent.  This lower tax rate reflects the geographic mix of pretax income.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Liquidity and Capital Resources

Capital Market Conditions

In the third quarter of 2008, global financial markets experienced a liquidity crisis.  This crisis resulted in a substantial reduction in available funding for commercial banks and corporate debt issuers.  Governments around the world have responded with funding support for their regional financial systems. Despite this government intervention, capital market financing has become less available and more expensive.  We use commercial paper to finance our daily operations.  Our strong balance sheet and short-term A-1/P-2 credit ratings have preserved our ability to access the commercial paper market at a reasonable cost.  If the commercial paper market further deteriorates and becomes unavailable, we would expect to use our revolving bank credit facilities to finance our operations until the commercial paper market is restored or alternative financing can be arranged.

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 32.5 percent at September 30, 2008, compared to 32.9 percent at December 31, 2007.  Total debt as of September 30, 2008, was $826.3 million, a decrease of $17.0 million from the balance of $843.3 at December 31, 2007.

Sources of Liquidity

Net cash provided by operating activities was $206.5 million for the nine months ended September 30, 2008 compared to $292.5 million in the same period of 2007.  Cash flow from operations has been negatively impacted by increases in accounts receivable and inventory levels, reflecting higher selling prices and raw material costs.

Under the terms of our revolving credit agreements, we have the capacity to borrow up to $625 million, of which $425 million matures April 28, 2013, and $200 million matures April 28, 2009. These facilities are primarily used to support our issuance of commercial paper.  The revolving credit agreements include a combined $100 million multicurrency limit to support the financing needs of our international subsidiaries.  In addition, we have arrangements in place to issue up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  As of September 30, 2008, the ECN market was unavailable due to unfavorable market conditions.

On August 15, 2008, bonds totaling $250 million matured and were repaid using proceeds from the issuance of commercial paper.   On September 30, 2008, total commercial paper outstanding was $445.1 million, industrial revenue bonds outstanding totaled $8.0 million, and multicurrency loans outstanding totaled $14.2 million.  We had the capacity to borrow an additional $157.7 million under the credit facility as of September 30, 2008.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  Our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by ongoing capital market disruptions.

As of September 30, 2008, our outstanding debt supported by the revolving credit agreements exceeded the $425 million long-term facility by $28.1 million. As a result, this portion of this outstanding debt is classified as short term borrowing as of that date.

Uses of Liquidity

Capital expenditures were $87.2 million for the nine months ended September 30, 2008, compared to $139.7 million for the same period of 2007.  Capital expenditures for 2008 are expected to be approximately $125 million, a decrease from the total capital spending in 2007 of $178.9 million.

As of September 30, 2008, the remaining balance of Board authorization for common stock repurchases was 4.1 million shares.

Interest Rate Swaps

Previously outstanding interest rate swaps expired with the maturity of the $250 million of bonds on August 15, 2008.  There was no cash or income impact associated with the expiration of these swaps during the third quarter.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; capital market instability impact on us or our customers; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings, including the civil lawsuits related to competitive practices in the labelstock industry; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; further adverse changes in general economic and capital market conditions; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2007 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

Label products – Pressure sensitive materials made up and sold in roll or sheet form.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2008.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 9 of the Notes to Consolidated Financial Statements included in Exhibit 19 to this Form 10-Q is incorporated herein by reference.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	November 7, 2008	/s/ Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	November 7, 2008	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust
	National Association (formerly known as First Trust National Association), as Trustee. (2)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (3)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and
Wells Fargo Bank, National Association (formerly known as Norwest Bank
	Minnesota, National Association). (4)	Incorporated by Reference
10(j)	Credit Agreement dated as of August 14, 2008, among the Registrant, the various
	banks listed therein, and JPMorgan Chase Bank, NA, as Administrative Agent	Filed Electronically
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

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