Form 10-K
period 2008-12-31
BEMIS CO INC
filed 2009-02-27
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 30, 2008, based on a closing price of $22.42 per share as reported on the New York Stock Exchange, was $2,234,164,000.

As of February 27, 2009, the Registrant had 99,871,584 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement - Annual Meeting of Stockholders May 7, 2009 - Part III

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9

Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 8.	Financial Statements and Supplementary Data	20
	Management’s Responsibility Statement	20
	Report of Independent Registered Public Accounting Firm	21
	Consolidated Statement of Income	22
	Consolidated Balance Sheet	23
	Consolidated Statement of Cash Flows	24
	Consolidated Statement of Stockholders’ Equity	25
	Notes to Consolidated Financial Statements	26

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	42

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	42
Item 11.	Executive Compensation	43

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

Item 13.	Certain Relationships and Related Transactions, and Director Independence	44
Item 14.	Principal Accountant Fees and Services	44

Part IV
Item 15.	Exhibits and Financial Statement Schedules	44

	Signatures	45
	Exhibit Index	46

	Schedule II – Valuation and Qualifying Accounts and Reserves	47
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	47

	Exhibit 21 – Subsidiaries of the Registrant	48
	Exhibit 23 – Consent of PricewaterhouseCoopers LLP	50

	Exhibit 31.1 – Certification of Henry J. Theisen, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated	51

	Exhibit 31.2 – Certification of Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated	52

	Exhibit 32 – Certification of Henry J. Theisen, Chief Executive Officer of the Company, and Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Section 1350, dated February 27, 2009	53

PART I – ITEMS 1, 1A, 1B, 2, 3, and 4

ITEM 1 – BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a principal manufacturer of flexible packaging products and pressure sensitive materials, selling to customers throughout the United States, Canada, Mexico, South America, Europe, and Asia Pacific.  In 2008, approximately 83 percent of the Company’s sales were derived from the Flexible Packaging segment and approximately 17 percent were derived from the Pressure Sensitive Materials segment.

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

As of December 31, 2008, the Company had approximately 15,400 employees, about 10,200 of whom were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving three different international unions, one independent union, and 16 individual contracts with terms ranging from one to five years.  During 2008, three contracts covering approximately 600 employees at three different locations in the United States were successfully negotiated while two contracts covering approximately 120 employees at one domestic location continue to be negotiated.  Five domestic labor agreements covering approximately 1,400 employees are scheduled to expire in 2009.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving 23 different unions with terms ranging from one to two years.

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

Flexible Packaging Segment

The flexible packaging segment manufactures a broad range of food, consumer goods, and industrial packaging.  Multilayer flexible polymer film structures and laminates are sold for food, medical, and personal care products as well as non-food applications utilizing vacuum or modified atmosphere packaging.  Additional products include blown and cast stretchfilm products, carton sealing tapes and application equipment, custom thermoformed plastic packaging, multiwall paper bags, printed paper roll stock, and bag closing materials.  Markets for our products include processed and fresh meat, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, seed, lawn and garden, tissue, fresh produce, personal care and hygiene, disposable diapers, printed shrink overwrap for the food and beverage industry, agribusiness, pharmaceutical, minerals, and medical device packaging.

Pressure Sensitive Materials Segment

The pressure sensitive materials segment manufactures pressure sensitive adhesive coated paper and film substrates sold into label markets, graphic markets, and technical markets.

Products for label markets include narrow-web rolls of pressure sensitive paper, film, and metalized film printing stocks used in high-speed printing and die-cutting of primary package labeling, secondary or promotional decoration, and for high-speed, high-volume electronic data processing (EDP) stocks, bar code labels, and numerous laser printing applications.  Primary markets include food and consumer goods, inventory control labeling, shipping labels, postage stamps, and laser/ink jet printed labels.

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

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Alcan Packaging, Amcor Limited, Exopack Company, Hood Packaging Corporation, Bryce Corporation, Pliant Corporation, Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Winpak Ltd., and Wihuri OY.  In the Pressure Sensitive Materials segment major competitors include 3M, Acucote, Inc., Avery Dennison Corporation, Flexcon Corporation, Green Bay Packaging Inc., Ricoh Company, Ltd., Ritrama Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene Corporation, and Wausau Coated Products Inc.

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

Raw Materials

Plastic resins and films, paper, inks, adhesives, and chemicals constitute the basic major raw materials.  These are purchased from a variety of global industry sources and the Company is not dependent on any one supplier for its raw materials.  While temporary industry-wide shortages of raw materials may occur, the Company expects to continue to successfully manage raw material supplies without significant supply interruptions.  Currently, raw materials are readily available.

Research and Development Expense

Research and development expenditures were as follows:

(in thousands)	2008	2007	2006
Flexible Packaging	$17,646	$19,477	$20,036
Pressure Sensitive Materials	7,364	6,506	4,988
Total	$25,010	$25,983	$25,024

Environmental Control

Compliance with federal, state, and local laws, rules, and regulations which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

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

Explanation of Terms Describing the Company’s Products

Barrier laminate – A multilayer plastic film made by laminating two or more films together with the use of adhesive or a molten plastic to achieve a barrier for the planned package contents.

Barrier products – Products that provide protection and extend the shelf life of the contents of the package.  These products provide this protection by combining different types of plastics and additives into a multilayered plastic package.  These products protect the contents from such things as oxygen, moisture, light, odor, or other environmental factors.

Blown film – A plastic film that is extruded through an annular die in the form of a tube and then expanded by an internal column of air in the manufacturing process.

Bundling films – A film manufactured by a modified blown film process that is used for wrapping and holding multipacks of products such as canned goods and bottles of liquids, replacing corrugate and fiberboard.

Cast film – A plastic film that is extruded through a straight slot die as a flat sheet during its manufacturing process.

Coextruded film – A blown or cast film extruded with multiple layers extruded simultaneously.

Controlled atmosphere packaging – A package which limits the flow of elements, such as oxygen, carbon dioxide or moisture, into or out of the package.

Decorative products – Pressure sensitive materials used for decorative signage, promotional items, and displays and advertisements.

EZ Open Packaging – Any one of a series of technologies employed to allow the consumer easy access to a packaged product. Peelable closures, laser or other physical scoring/abrasion of a packaging film may be used. EZ Open can be combined with reclose features such as plastic zippers or the inclusion of pressure sensitive materials into the packaging film.

Flexible polymer film – A non-rigid plastic film. Generally the shape of the package changes as the product contained in it is removed.

Flexographic printing – The most common flexible packaging printing process in North America using a raised rubber or alternative material image mounted on a printing cylinder.

In-line overlamination – The ability to add a protective coating to a printed material during the printing process.

Label products – Pressure sensitive materials made up and sold in roll form.

Labelstock – Pressure sensitive material designed for the label markets.

Laminate/Barrier laminate – A multilayer plastic film made by laminating two or more films together with the use of adhesive or a molten plastic to achieve the distribution and use requirements for the planned package contents. Alternately, a barrier layer can also be included as one of the films or in the laminating medium to protect the packaged products from such things as moisture, oxygen or other environmental factors.

Modified atmosphere packaging – A package in which the normal atmospheric composition of air inside the package has been modified by replacing it with a gas such as nitrogen.

Monolayer film – A single layer extruded plastic film.

Multiwall paper bag – A package made from two or more layers, at least one of which is paper, which have not been laminated.

Pouches and bags – An option that delivers a semi-finished package, instead of rollstock, to a customer for filling product and sealing/closing the package for distribution.

Pressure sensitive material – A material coated with adhesive such that upon contact with another material it will stick.

Prime label – A pressure sensitive label used as the primary decorative label or secondary label, typically on a consumer product.

Rigid Packaging – A form of Packaging in which the shape of the package is retained as its contents are removed in use. Bottles, trays and clamshell packaging are examples.

Rollstock – The principle form in which flexible packaging material is delivered to a customer.  Finished film wound on a core is converted in a process at the end user’s plant that forms, fills, and seals the package of product for delivery to customers.

Rotogravure printing – A high quality, long run printing process utilizing a metal engraved cylinder.

Sheet products – Pressure sensitive materials cut into sheets and sold in sheet form.

Shrink film/ Barrier shrink film– A packaging film consisting of polyethylene and/or polypropylene resins extruded via a tubular process.  The film is cooled and then reheated and stretched at a temperature near its melting point. The film can be irradiated with an electron beam in a second process to cross link the molecules for added heat resistance and strength.  The film is made to shrink around a product to be packaged by an application of a thermal treatment.  Alternately, a layer of an oxygen barrier material can be included to manufacture a barrier shrink film product.

Stretch film – A plastic film with a significant ability to stretch which is used to wrap pallets of goods in the shipping process.

Technical products – Technically engineered pressure sensitive materials used primarily for fastening and mounting functions, for example in cell phones, appliances, and electronic devices.

Thermoformed plastic packaging – A package formed by applying heat to a film to shape it into a tray or cavity and then sealing a flat film on top of the package after it has been filled.

UV inhibitors – Chemical agents included in a film to protect products against ultraviolet rays.

Variable information label – A pressure sensitive label that is typically printed with a bar code or other type of variable information.

ITEM 1A – RISK FACTORS

Domestic and international economic conditions.

Disruption in the domestic and international equity and financial markets has negatively impacted the United States’ economy as well as international markets in which we conduct business.  We are not able to predict the future impact of this global financial crisis on our liquidity and consolidated statements of financial position, results of operations, and cash flows.

Funded status of pension plans — Recognition of pension liabilities may cause a significant reduction in stockholders’ equity.

Statement of Financial Accounting Standards (FAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, requires balance sheet recognition of the funded status of our defined benefit pension and postretirement benefit plans.  If the fair value of our pension plans’ assets at a future reporting date decreases or if the discount rate used to calculate the projected benefit obligation (PBO) as of that date decreases, we will be required to record the incremental change in the excess of PBO over the fair value of the assets as a reduction of stockholders’ equity.  The resulting non-cash after-tax charge would not reduce reported earnings as this amount would represent future expense.  It would be recorded directly as a decrease in the Other Comprehensive Income component of stockholders’ equity.  While we cannot estimate the future funded status of our pension liability with any certainty at this time, we believe that if the market value of assets or the discount rate used to calculate our pension liability materially decreases, the adjustment could significantly reduce our stockholders’ equity.  A significant reduction in stockholders’ equity may impact our compliance with debt covenants or could cause a downgrade in our credit ratings that could also adversely impact our future cost and speed of borrowing and have an adverse affect on our financial condition, results of operations and liquidity.  We have identified pension assumptions as critical accounting estimates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Accounting for pension costs” and “—Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

Goodwill and other intangible assets – A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.

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

Foreign operations – Conditions in foreign countries and changes in foreign exchange rates may reduce our reported results of operations.

We have operations in the United States, Canada, Mexico, South America, Europe, and Asia.  In 2008, approximately 36 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

Interest rates – An increase in interest rates could reduce our reported results of operations.

At December 31, 2008, our variable rate borrowings approximated $380.7 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $3.8 million on the $380.7 million of variable rate debt outstanding as of December 31, 2008.

Credit rating – A downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations.

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

Raw materials – Raw material cost increases or shortages could adversely affect our results of operations.

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

Patents and proprietary technology – Our success is dependent on our ability to develop and successfully introduce new products and to acquire and retain intellectual property rights.

Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, which ability cannot be assured.

Industry investigations – Several lawsuits have been filed against us related to alleged unlawful competitive activities in the industry in connection with now-concluded investigations of the labelstock industry by the U.S. Department of Justice and of the paper and forest products sector by the European Commission.

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

Acquisitions – We may not be able to successfully integrate the businesses that we acquire.

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

Information technology – A failure in our information technology infrastructure or applications could negatively affect our business.

We depend on information technology to record and process customer’s orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records.  We are in the process of developing and implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes and a common information system across our plants over a period of several years.  There can be no certainty that this system will deliver the expected benefits.  The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers.  In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.  Finally, failure or abandonment of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes.  Such unauthorized access could disrupt our business and could result in the loss of assets.

Numerous other factors over which we may have limited or no control may affect our performance and profitability.

Other factors that may influence our earnings, financial position, and liquidity include:  legal and administrative cases and proceedings (whether civil, such as environmental or product related, or criminal), settlements, judgments, and investigations; developments or assertions by or against us relating to intellectual property rights and intellectual property licenses; adoption of new, or changes in, accounting policies or practices and the application of such policies and practices; changes in business mix; customer and supplier business reorganizations or combinations; increase in cost of debt; ability to retain adequate levels of insurance coverage at acceptable rates; fluctuations in pension and employee benefit costs; loss of significant contract(s); risks and uncertainties relating to investment in development activities and new facilities; timely development and successful market acceptance of new products; pricing of competitive products; disruptions in transportation networks; increased participation in potentially less stable emerging markets; reliability of utility services; impact of computer viruses; general or specific economic conditions and the ability and willingness of purchasers to substitute other products for the products that we manufacture; financial condition and inventory strategies of customers and suppliers; credit risks; changes in customer order patterns; employee work stoppages at plants; increased competition; changes in government regulations and the impact of changes in the world political environment, including the ability to estimate the impact of foreign currency exchange rates on financial results; the impact of epidemiological events on the economy and on our customers and suppliers; and acts of war, terrorism, weather, and other natural disasters.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Properties utilized by the Company at December 31, 2008, were as follows:

Flexible Packaging Segment

This segment has 50 manufacturing plants located in 13 states and ten non-USA countries, of which 45 are owned directly by the Company or its subsidiaries and five are leased from outside parties.  Initial lease terms generally provide for minimum terms of five to 15 years and have one or more renewal options.  The initial term of leases in effect at December 31, 2008, expire between 2009 and 2014.

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

ITEM 3 – LEGAL PROCEEDINGS

The Company is involved in a number of lawsuits incidental to its business, including environmental related litigation.  Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below, that any ultimate liability would not have a material adverse effect upon the Company’s consolidated financial condition or results of operations.

The Company is a potentially responsible party (PRP) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as “Superfund”) and similar state laws in proceedings associated with seventeen sites around the United States.  During 2008, the Company was identified as a PRP in four new sites.  In addition, two sites previously considered closed have been re-opened for potential further remediation.  These proceedings were instituted by the United States Environmental Protection Agency and certain state environmental agencies at various times beginning in 1983.  Superfund and similar state laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, we expect the Company’s liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has reserved an amount that it believes to be adequate to cover its exposure.

Dixie Toga S.A., acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo, Brazil.  The City imposes a tax on the rendering of printing services.  The City has assessed this city services tax on the production and sale of printed labels and packaging products.  Dixie Toga, along with a number of other packaging companies, disagrees and contends that the city services tax is not applicable to its products and that the products are subject only to the state value added tax (VAT).  Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes.  Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga appealed the city services tax and instead continued to collect and pay only the state VAT.

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $47.0 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2008 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 cancelled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  In the event of an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $7.1 million for Itap Bemis and $22.8 million for Dixie Toga, translated to U.S. dollars at the December 31, 2008 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $27.1 million for Itap Bemis and $77.9 million for Dixie Toga for interest, monetary adjustments and costs.

The 1996-2001 assessments for Dixie Toga are currently being challenged in the courts.  In pursuing its challenge through the courts, taxpayers are generally required, in accordance with court procedures, to pledge assets as security for its lawsuits.  Under certain circumstances, taxpayers may avoid the requirement to pledge assets.  Dixie Toga has secured a court injunction that avoids the current requirement to pledge assets as security for its lawsuit related to the 1996-2001 assessments.

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

On September 18, 2007, the Secretariat of Economic Law (SDE), a governmental agency in Brazil, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the preliminary nature of the proceedings the Company is unable at the present time to predict the outcome of this matter.

The Company and its subsidiary, Morgan Adhesives Company, have been named as defendants in thirteen civil lawsuits related to an investigation that was initiated and subsequently closed by the U.S. Department of Justice without any further action.  Six of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  The first of these lawsuits was filed on May 27, 2003.  In these lawsuits, the plaintiffs seek actual damages for the period of the alleged conspiracy (January 1, 1996 through July 25, 2003) trebled, plus an award of attorneys’ fees and costs.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  On November 20, 2007, the Court granted plaintiffs’ motion for class certification.  On March 6, 2008, the Third Circuit Court of Appeals denied Defendant’s petition for leave to appeal the district court’s decision granting class certification.  On June 24, 2008, the Court in the consolidated federal class actions issued a decision dismissing the Company from those actions.  On January 27, 2009, the defendants filed a motion to decertify the class based on new case law in the Third Circuit.  At this time, a discovery cut-off has been set for

December 21, 2009.  However, no trial date has been set.  The Company and Morgan Adhesives Company have also been named in three lawsuits filed in the California Superior Court in San Francisco. These three lawsuits, which have been consolidated, seek to represent a class of all California indirect purchasers of labelstock and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, and one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company and Morgan Adhesives Company intend to vigorously defend the state class actions, and Morgan Adhesives Company intends to vigorously defend the federal class actions.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II — ITEMS 5, 6, 7, 7A, 8, 9, 9A, and 9B

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2008, there were 3,920 registered holders of record of our common stock.  The Company did not repurchase any of its equity securities in the fourth quarter of the fiscal year ended December 31, 2008.  As of December 31, 2008, under authority granted by the Board of Directors, the Company may repurchase an additional 4,074,886 shares of its common stock.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31
2008
Dividend paid per common share	$0.22	$0.22	$0.22	$0.22
Common stock price per share
High	$27.87	$27.86	$29.70	$27.02
Low	$22.50	$22.40	$21.82	$20.62
2007
Dividend paid per common share	$0.21	$0.21	$0.21	$0.21
Common stock price per share
High	$36.53	$34.81	$34.53	$29.92
Low	$31.92	$31.95	$28.01	$25.53
2006
Dividend paid per common share	$0.19	$0.19	$0.19	$0.19
Common stock price per share
High	$34.25	$33.10	$33.28	$34.99
Low	$27.86	$28.84	$28.54	$32.45

Equity compensation plans as of December 31, 2008, were as follows:

					Number of securities
					remaining available for
	Number of securities to be		Weighted-average		future issuance under
	issued upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,731,752	(1)	$19.75	(2)	5,915,585	(3)

Equity compensation plans not approved by security holders	0		N/A		0

Total	4,731,752	(1)	$19.75	(2)	5,915,585	(3)

(1)   Includes outstanding options and restricted stock units.

(2)   Represents weighted-average exercise price of outstanding options only.  Restricted stock units do not have an exercise price.

(3)   May be issued as options or restricted stock units.

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW

(dollars in millions, except per share amounts)

Years Ended December 31,	2008	2007	2006	2005	2004
Operating Data
Net sales	$3,779.4	$3,649.3	$3,639.4	$3,474.0	$2,834.4
Cost of products sold and other expenses	3,477.5	3,313.1	3,304.3	3,158.9	2,525.2
Interest expense	39.4	50.3	49.3	38.7	15.5
Income before income taxes	262.5	285.9	285.8	276.4	293.7
Provision for income taxes	96.3	104.3	109.5	113.9	113.7
Net income	166.2	181.6	176.3	162.5	180.0
Net income as a percent of net sales	4.4%	5.0%	4.8%	4.7%	6.3%

Common Share Data
Basic earnings per share	$1.67	$1.76	$1.68	$1.53	$1.68
Diluted earnings per share	1.65	1.74	1.65	1.51	1.67
Dividends per share	0.88	0.84	0.76	0.72	0.64
Book value per share	13.50	15.40	14.04	12.81	12.23
Stock price/earnings ratio range	13-18x	15-21x	17-21x	16-21x	14-18x
Weighted-average shares outstanding for computation of diluted earnings per share	100,969,449	104,114,043	106,767,114	107,818,708	107,941,738
Common shares outstanding at December 31,	99,708,191	100,518,355	104,841,576	105,305,975	106,947,128

Capital Structure and Other Data
Current ratio	2.3x	2.1x	2.0x	2.1x	2.3x
Working capital	$560.9	$602.4	$538.3	$513.5	$498.9
Total assets	2,822.3	3,191.4	3,039.0	2,964.6	2,486.7
Short-term debt	26.6	67.8	67.6	54.0	5.7
Long-term debt	660.0	775.5	722.2	790.1	533.9
Stockholders’ equity	1,346.5	1,562.3	1,472.0	1,349.4	1,307.9
Return on average stockholders’ equity	11.4%	12.0%	12.5%	12.2%	14.7%
Return on average total capital	8.1%	8.6%	8.7%	8.5%	9.7%
Depreciation and amortization	$162.0	$158.5	$152.4	$150.8	$130.8
Capital expenditures	120.5	178.9	158.8	187.0	134.5
Number of common stockholders	3,920	4,111	4,192	4,359	4,465
Number of employees	15,394	15,678	15,736	15,903	11,907

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2008

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2008		2007		2006
Net sales	$3,779.4	100.0%	$3,649.3	100.0%	$3,639.4	100.0%
Cost of products sold	3,131.4	82.9	2,973.3	81.5	2,942.7	80.9
Gross margin	648.0	17.1	676.0	18.5	696.7	19.1
Selling, general, and administrative expenses	342.7	9.1	341.6	9.4	336.4	9.2
All other expenses	42.8	1.1	48.5	1.3	74.5	2.0
Income before income taxes	262.5	6.9	285.9	7.8	285.8	7.9
Provision for income taxes	96.3	2.5	104.3	2.9	109.5	3.1
Net income	$166.2	4.4%	$181.6	5.0%	$176.3	4.8%
Effective income tax rate		36.7%		36.5%		38.3%

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Generally about 60 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets into which we sell our flexible packaging products include medical devices, personal care, and lawn and garden.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounts for about 83 percent of our net sales. The remaining 17 percent of our net sales is from the pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets.

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding our offering of value-added, proprietary products.  We also manufacture products that are less unique but for which our technical know-how and economies of scale offer us a competitive advantage.  The primary raw materials for our business segments are polymer resins, films, paper, ink, and adhesives.

Market Conditions

During 2008, economic conditions continued to weaken and global financial markets experienced a significant liquidity crisis.  Governments around the world have responded to the financial crisis with funding support for their regional financial systems. Consumer spending declined and unemployment in the United States increased.  The housing and automotive markets continue to be weak.  Commodity prices hit historically high levels during the second and third quarters of 2008, resulting in increased raw material and energy costs for manufacturers.  Some of the commodity grade raw material costs steadily decreased throughout the fourth quarter as the global financial crisis widened.  Our raw material costs hit historic highs during the year, but by the end of the year certain material costs had declined to early 2007 levels.  While lower raw material costs benefit operating profit on a short-term basis, our selling prices will decrease to reflect these lower costs over a few months.

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

Acquisitions

In April 2006, we acquired the remaining shares of our three majority-owned joint ventures in Mexico for $6.8 million.

Results of Operations

Consolidated Overview

(in millions, except per share amounts)	2008	2007	2006
Net sales	$3,779.4	$3,649.3	$3,639.4
Net income	166.2	181.6	176.3
Diluted earnings per share	1.65	1.74	1.65

2008 versus 2007

For the year ended December 31, 2008, net sales increased 3.6 percent, reflecting increased raw material costs incorporated into higher selling prices during the year.   Unit volume sold into certain food packaging markets increased compared to 2007, while unit volumes declined in advertising, display film, and construction-related markets that are more sensitive to economic conditions.  Currency translation benefits increased net sales by 1.7 percent.

Diluted earnings per share were $1.65 for 2008, a 5.2 percent decrease compared to $1.74 per share for 2007.  In 2007, diluted earnings per share included $0.02 per share tax benefit related to dividends from foreign subsidiaries.  Higher raw material costs in 2008 negatively impacted gross margins.

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

Flexible Packaging Business Segment

Our flexible packaging business segment provides packaging to a variety of end markets, including meat and cheese, confectionery and snack, frozen foods, lawn and garden, health and hygiene, beverages, medical devices, bakery, and dry foods.  The most significant raw materials used in this business segment are polymer resins, which we use to develop and manufacture single layer and multilayer film products.  Selling price changes lag behind changes in our raw material costs.  During 2008, resin costs dramatically increased during the second and third quarters.  Certain commodity resin costs subsequently decreased during the fourth quarter.  The magnitude and frequency of these cost changes negatively impacted operating profit during 2008.

In January of 2006, we announced a restructuring plan to close five flexible packaging plants in order to consolidate production capacity and improve overall cost structure and efficiency throughout this business segment.  These efforts were substantially completed by December 31, 2006.  Restructuring and related charges for the flexible packaging business segment totaled $29.0 million in 2006.

(dollars in millions)	2008	2007	2006
Net sales	$3,153.2	$3,001.8	$3,000.1
Operating profit (See Note 12 to the Consolidated Financial Statements)	315.9	346.6	335.1
Operating profit as a percentage of net sales	10.0%	11.5%	11.2%

2008 versus 2007

Net sales in our flexible packaging business segment increased 5.0 percent in 2008, principally reflecting the impact of higher selling prices.  Currency effects accounted for sales growth of 1.4 percent during 2008. Increases in net sales of packaging for meat and cheese, dairy and liquids, bakery products, and medical products markets reflected higher unit volume.  These markets represent approximately 48 percent of total flexible packaging net sales.  Net sales also increased in packaging for dry foods, health and hygiene, and industrial product markets, driven primarily by higher selling prices.  These markets represent approximately 22 percent of flexible packaging net sales.  We experienced lower net sales in the remaining 30 percent of our flexible packaging market categories as a result of lower unit volume.  These lower volume markets include confectionery and snack markets, pet products, overwrap film for bottled water, frozen foods, lawn and garden, and protective display films.  Non-discretionary food markets have historically provided defensive characteristics during times of economic weakness.  Markets for protective display films and packaging for discretionary food and consumer products have been negatively impacted during the recent economic downturn.  We expect these trends to continue until the economy begins to strengthen and consumer confidence improves.

Operating profit as a percentage of net sales decreased to 10.0 percent in 2008 from 11.5 percent in 2007.  Restructuring and related activities increased 2007 operating income by $1.5 million.  Raw material prices increased substantially during the first eight months of 2008, and many specialty materials used in our food packaging products maintained those prices through the end of the year.  Our method of passing these input costs on to customers through increased selling prices normally occurs with a several month lag and pressures operating profit margins during that period.

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

(dollars in millions)	2008	2007	2006
Net sales	$626.2	$647.5	$639.3
Operating profit (See Note 12 to the Consolidated Financial Statements)	34.3	40.3	50.1
Operating profit as a percentage of net sales	5.5%	6.2%	7.8%

2008 versus 2007

Our pressure sensitive materials business segment reported a net sales decrease of 3.3 percent in 2008, reflecting a benefit from currency translation of 2.8 percent which was more than offset by lower unit sales.  Unit volumes declined in each of our pressure sensitive product lines, partially offset by increased label products prices and improved sales mix for technical products.  Our label and graphic product lines represent 88 percent of our 2008 pressure sensitive materials net sales.  Demand for these products in the discretionary consumer and advertising markets declined during the recent global economic downturn.

Operating profit as a percent of net sales was lower in 2008 compared to 2007, reflecting decreased unit sales volumes across all product lines.  Due to the nature of the markets served by this business segment, we expect operating profit as a percent of net sales to continue to decline until global economic conditions improve.

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

Consolidated Gross Margin

(dollars in millions)	2008	2007	2006
Gross margin	$648.0	$676.0	$696.7
Gross margin as a percentage of net sales	17.1%	18.5%	19.1%

Restructuring and related charges reduced gross margins by $0.3 million in 2007 and $12.9 million in 2006.  There were no restructuring charges during 2008.  The time lag between increases in raw material costs and the implementation of related selling price increases negatively impacted gross margins as a percent of net sales in each of the years presented.  In addition, lower production volume associated with weak consumer demand for products in our markets reduced fixed cost absorption during 2007 and 2008.  The impact of these cost pressures was partially offset by ongoing initiatives to improve production efficiency and cost management during the same timeframe.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2008	2007	2006
Selling, general and administrative expenses (SG&A)	$342.7	$341.6	$336.4
SG&A as a percentage of net sales	9.1%	9.4%	9.2%

Selling, general and administrative expenses have remained relatively stable over the past few years, reflecting management’s focus on cost management.  The decline in the ratio of these expenses to net sales was driven by higher selling prices included in net sales over these time periods.

Other Expenses

(dollars in millions)	2008	2007	2006
Research and development (R&D)	$25.0	$26.0	$25.0
R&D as a percentage of net sales	0.7%	0.7%	0.7%
Interest expense	$39.4	$50.3	$49.3
Other costs (income), net	(27.6)	(31.5)	(3.3)
Minority interest in net income	6.0	3.7	3.5
Income taxes	96.3	104.3	109.5
Effective tax rate	36.7%	36.5%	38.3%

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

Interest Expense

Interest expense decreased by $10.9 million during 2008, reflecting lower levels of debt outstanding and lower average interest rates.  The percentage of variable rate debt included in total debt is 55 percent in 2008, 64 percent in 2007, and 59 percent in 2006.  The effective interest rate was 4.8 percent in 2008, 5.9 percent in 2007, and 5.9 percent in 2006.

Other Costs (Income), Net

In 2008, other costs (income) included $33.5 million of financial income, about 40 percent of which relates to interest income on cash held at non-U.S. locations.  The use of cash on hand for debt reduction during the fourth quarter of 2008 is expected to result in lower interest income during 2009.  The remainder of the financial income is generated from fiscal incentives for certain flexible packaging locations and is considered as a part of flexible packaging operating profit.  These fiscal incentives are associated with net sales in South America and are expected to continue to grow at a modest pace over the next few years in conjunction with sales growth in that region.  Transaction losses on foreign currency totaling $6.8 million offset financial income in 2008.  Of this total, $6.1 million of transaction losses were recorded during the fourth quarter as dramatic changes in currency exchange rates occurred as a result of the global financial crisis.

In 2007, other costs (income) included $28.3 million of financial income, about half of which related to interest income on cash held at non-U.S. locations.  In 2006, other costs (income) included $18.3 million of restructuring and related charges, which were more than offset by financial income of $18.0 million and a $4.5 million favorable resolution of a litigated foreign excise tax liability.

Minority Interest in Net Income

Minority interest in net income is primarily associated with the accounting for the outstanding preferred shares of Dixie Toga, our Brazilian flexible packaging subsidiary.

Income Taxes

The difference between our overall tax rate of 36.7 percent in 2008, 36.5 percent in 2007, and 38.3 percent in 2006 and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes net of federal income tax benefits. The lower effective tax rates in 2008 and 2007 as compared to 2006 reflect benefits related to dividends from a foreign subsidiary, the increasing impact of U.S. tax incentives for manufacturing companies, and a change in the geographic mix of pretax income.

Liquidity and Capital Resources

Sources of Liquidity

In the second half of 2008, global financial markets experienced a liquidity crisis.  This crisis resulted in a substantial reduction in available funding for commercial banks and corporate debt issuers.  Governments around the world have responded with funding support for their regional financial systems. Despite this government intervention, capital market financing has become less available and more expensive.  We use commercial paper to finance our daily operations.  Our strong balance sheet and short-term A-1/P-2 credit ratings have preserved our ability to access the commercial paper market at a reasonable cost.  If the commercial paper market becomes unavailable to us, we would expect to use our revolving bank credit facilities to finance our operations until the commercial paper market is restored or alternative financing can be arranged.

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and equity) was 32.0 percent at December 31, 2008, compared to 32.9 percent at December 31, 2007 and 33.0 percent at December 31, 2006.  Improvement in this ratio was driven by debt repayments, partially offset by reductions to stockholders’ equity for pension and currency translation effects.  Total debt was $686.6 million, $843.3 million, and $789.8 million at year-end 2008, 2007 and 2006, respectively.

Credit Rating

Our capital structure and financial practices have earned Bemis Company long-term credit ratings of “A” from Standard & Poor’s and “Baa1” from Moody’s Investors Service, and a credit rating of “A-1” and “Prime-2” for our commercial paper program from Standard & Poor’s and Moody’s Investor Service, respectively.  These credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Net Cash Flow from Operations

Net cash provided by operations was $293.6 million for the year ended December 31, 2008, compared to $406.2 million in 2007 and $349.0 million in 2006.  During 2008, cash flow was negatively impacted by lower operating profit and higher levels of working capital compared to 2007.  Working capital increases during 2008 reflect the impact of higher raw material costs on inventory and increased selling prices on accounts receivable.  Net cash provided by operations in the year ended December 31, 2006, was reduced by voluntary pension contributions to our U.S. pension plans of $24.0 million.  Contributions of $2.3 million and $1.1 million were made to our U.S. pension plans in 2008 and 2007, respectively.  We expect to contribute approximately $30 million to our U.S. pension plans in 2009.  We expect to fund this contribution with cash provided by operations.

Available Financing

In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $330.8 million.  Based upon our current credit rating, we enjoy ready access to the commercial paper markets.  During the fourth quarter of 2008, the global financial crisis threatened to eliminate liquidity in the commercial paper market.  While not anticipated, if these markets were to become illiquid or if a credit rating downgrade limited our ability to issue commercial paper, we would draw upon our existing back-up credit facility.  Under the terms of our revolving credit agreements, we have the capacity to borrow up to $625 million, of which $425 million matures April 28, 2013, and $200 million matures April 28, 2009. These facilities are primarily used to support our issuance of commercial paper.  Our revolving credit facilities are supported by a group of major U.S. and international banks.  Covenants imposed by these revolving credit facilities include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreements include a combined $100 million multicurrency limit to support the financing needs of our international subsidiaries.  In addition, we have arrangements in place to issue up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  As of December 31, 2008, the ECN market was unavailable due to unfavorable market conditions.  If these revolving credit facilities and ECNs were no longer available to us, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Commercial paper outstanding at December 31, 2008, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related back-up credit agreement expires on April 28, 2013.

On August 15, 2008, notes totaling $250 million matured and were repaid using proceeds from the issuance of commercial paper.  On December 31, 2008, our revolving credit facilities supported total commercial paper outstanding of $330.8 million, industrial revenue bond outstanding of $8.0 million, and multicurrency loans outstanding of $5.8 million.  As a result, we had the capacity to borrow an additional $280.4 million under the credit facility as of December 31, 2008.  Of this available liquidity, $200 million of revolving credit facilities mature on April 28, 2009.  While cash flows from operations are expected to provide sufficient liquidity to meet our cash obligations projected for 2009, we will continue to evaluate the need to refinance this excess revolving credit capacity in light of existing capital market conditions and updated liquidity needs.

Liquidity Outlook

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  Our liquidity has not been materially impacted by the current credit environment or the recent economic slowdown, and we do not expect that it will be materially impacted in the near future.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by ongoing capital market disruptions.  In addition, substantial increases in raw material costs could increase our short term liquidity needs.

Uses of Liquidity

Capital Expenditures

Capital expenditures were $120.5 million during 2008, compared to $178.9 million in 2007, and $158.8 million in 2006.  Capital expenditures during the years presented supported multiyear investments for new facilities and equipment for the medical and pharmaceutical markets, a platform for rigid polyester packaging products, additional converting equipment in our Malaysian operation, proprietary film production capacity for European markets, and a new enterprise resource planning system.  Capital expenditures for 2009 are estimated to be approximately $105 million.  Over the long-term, we expect average annual capital expenditures to be approximately equivalent to total annual depreciation and amortization expenses.  We expect to fund 2009 capital expenditures with cash provided by operating activities.

Dividends

We increased our quarterly cash dividend by 4.8 percent during the first quarter of 2008 to 22 cents per share from 21 cents per share.  This follows increases of 10.5 percent in 2007 and 5.6 percent in 2006.  In February 2009, the Board of Directors approved the 26th consecutive annual increase in the quarterly cash dividend on common stock to 22.5 cents per share, a 2.3 percent increase.

Share Repurchases

During 2008, we purchased 1.0 million shares of common stock in the open market.  During 2007, we purchased 5.15 million shares of common stock, of which 4.0 million shares were repurchased in conjunction with an accelerated share repurchase program.  The remaining 1.15 million shares were purchased in the open market.  During 2006, we purchased 0.6 million shares of common stock in the open market.  As of December 31, 2008, we were authorized to purchase up to 4.1 million additional shares of common stock for the treasury.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, capital lease obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2008.

Contractual Payments Due by Period

		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Debt payments (1)	$686.6	$26.6	$21.1	$638.9	$0.0
Interest expense (2)	91.9	26.8	49.8	15.3	0.0
Capital leases (3)	0.1	0.1	0.0	0.0	0.0
Operating leases (4)	25.6	6.8	8.6	4.5	5.8
Purchase obligations (5)	149.1	146.8	1.4	0.1	0.8
Postretirement obligations (6)	53.0	4.4	15.9	12.6	20.1

Pursuant to the application of FIN 48, the Company has accrued income tax liabilities associated with uncertain tax positions.  These liabilities have been excluded from the table above due to the high degree of uncertainty as to amounts and timing regarding future payments.  See Note 10 of the Consolidated Financial Statements for additional information.

(1)   These amounts are included in our Consolidated Balance Sheet.  A portion of this debt is commercial paper backed by a bank credit facility that expires on April 28, 2013.

(2)   A portion of the interest expense disclosed is subject to variable interest rates.  The amounts disclosed above assume that variable interest rates are equal to rates at December 31, 2008.

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

(6)   Postretirement obligations represent contracts or commitments for postretirement healthcare benefits and benefit payments for the unfunded Bemis Supplemental Retirement Plan.  See Note 6 to the Consolidated Financial Statements for additional information about our postretirement benefit obligations.

Interest Rate Swaps

As of December 31, 2007, our long-term unsecured notes included $250 million due in August 2008.  In September 2001, we entered into interest rate swap agreements with two U.S. banks, which increased our exposure to variable rates.  We generally prefer variable rate debt since it has been our experience that borrowing at variable rates is less expensive than borrowing at fixed rates over the long term.  These interest rate swap agreements, which expired on the date the related notes matured in August 2008, reduced the interest cost of the notes from 6.5 percent to about 6.0 percent in 2008 and 6.0 percent in 2007.  Since these variable rates are based upon six-month London Interbank Offered Rates (LIBOR), calculated in arrears, at the semiannual interest payment dates of the corresponding notes, increases in short-term interest rates will directly impact the amount of interest we pay.

Accounting principles generally accepted in the U.S. (GAAP) require that the fair value of these swaps, which were designated as hedges of our fixed rate unsecured notes outstanding, be recorded as an asset or liability of the Company.  The fair value of these swaps was recorded as an asset of $3.3 million at December 31, 2007.  An offsetting increase was recorded in the fair value of the related long-term notes outstanding.  This fair value adjustment did not impact the actual balance of outstanding principal on the notes, nor did it impact the income statement or related cash flows.

Market Risks and Foreign Currency Exposures

We enter into contractual arrangements (derivatives) in the ordinary course of business to manage foreign currency exposure and interest rate risks.  We do not enter into derivative transactions for trading purposes.  Our use of derivative instruments is subject to internal policies that provide guidelines for control, counterparty risk, and ongoing reporting.  These derivative instruments are designed to reduce the income statement volatility associated with movement in foreign exchange rates, establish rates for future issuance of public notes, and to achieve greater exposure to variable interest rates.

Interest expense on our outstanding debt is substantially subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $380.7 million of variable rate debt outstanding would increase by $3.8 million.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2008 and 2007, we had outstanding forward exchange contracts with notional amounts aggregating $1.9 million and $5.0 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is insignificant and recorded on the balance sheet within current liabilities and as an element of other costs (income), net, which offsets the related transactions gains and losses on the related foreign denominated asset or liability.

Our business in Brazil holds U.S. dollar denominated debt which creates exposure to changes in currency rates when compared to its functional currency of the Brazilian real.  In order to hedge this exposure, we enter into currency swaps with maturities that match the underlying debt, effectively converting a portion of the U.S. denominated debt to the local currency.  We have not designated these derivative instruments as hedging instruments.  At December 31, 2008 and 2007, we had outstanding currency swap contracts with notional amounts aggregating $24.6 million and $49.6 million, respectively.  The net settlement amounts (fair value) related to active swap contracts is recorded on the balance sheet as part of the underlying debt and as an expense element of other costs (income), net, which offsets the related transaction gains or losses and were not significant at December 31, 2008 and 2007.

The operating results of our international operations are recorded in local currency and translated into U.S. dollars for consolidation purposes.  The impact of foreign currency translation on net sales was an increase of $60.5 million in 2008 and $123.2 million in 2007.  Operating profit improved by approximately $5.9 million in 2008 and $9.6 million in 2007 as a result of the positive effect of foreign currency translation.

Stockholders’ equity includes adjustments to other comprehensive income for changes in currency translation for consolidated balance sheet accounts.  The impact of currency translation during 2008 was a reduction in stockholders’ equity totaling $183.2 million.

The majority of our pension liabilities are funded with assets that are invested in equity and fixed income securities whose market values are readily available from published market sources.  During 2008, the market value of these assets declined in conjunction with the global economic downturn.  This decline in market value is the principal reason that pension expense in 2009 is expected to increase by approximately $9.7 million.  As of December 31, 2008, the unfunded portion of our pension liabilities increased by $164.1 million compared to the balance as of December 31, 2007.  The after-tax impact of this increased liability is a charge to other comprehensive income of $99.5 million, which is reflected as reduction in stockholders’ equity at December 31, 2008.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting estimates used in the preparation of our consolidated financial statements.

•      The calculation of annual pension costs and related assets and liabilities; and

•      The valuation and useful lives of intangible assets and goodwill.

Accounting for pension costs

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

Net periodic pension costs recorded in 2008 was $10.5 million, compared to pension cost of $15.2 million in 2007 and $17.7 million in 2006.  Effective January 1, 2006, our U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population.  For those employees impacted, future pension benefits were replaced with a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  As a result, future pension liability is no longer adjusted for additional years of service for those employees impacted by the amendment and the related service cost and pension expense have decreased.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets.  As of January 1, 2008, in conjunction with a change in the allocation of the U.S. pension assets to equity investments from 80 percent to 70 percent of total assets, we reduced our expected long-term rate of return on plan assets to 8.50 percent.  For the years 2006 and 2007, we maintained a target allocation to equity investments of 80 percent of total assets and had assumed that the expected long-term rate of return on plan assets would be 8.75 percent.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based upon our target asset allocation.  Using historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2008, our pension plan assets have earned annualized rates of return of 0.5 percent, 6.4 percent, 7.7 percent, and 8.9 percent, respectively.  This is a substantial decline from the annualized long-term investment returns as of December 31, 2007 of 6.3 percent, 9.0 percent, 9.8 percent and 10.5 percent.  This decline reflects substantially lower investment market values on U.S. pension assets during 2008.  Considering these long-term results, we further reduced our expected return on assets assumption to 8.25 percent as of January 1, 2009.  Using our target asset allocation of plan assets of 70 percent equity securities and 30 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2008, for our U.S. defined benefit pension plans we determined this rate to be 6.00 percent, a decrease of one quarter of one percent from the 6.25 percent rate used at December 31, 2007.

Pension assumptions sensitivity analysis

Based upon current assumptions of 6.00 percent for the discount rate and 8.25 percent for the expected rate of return on pension plan assets, we expect pension expense before the effect of income taxes for 2009 to be in a range of $18 million to $23 million.  The following charts depict the sensitivity of estimated 2009 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

	Total increase (decrease)		Total increase (decrease)
	to pension expense		to pension expense
(dollars in millions)	from current assumptions		from current assumptions
Discount rate		Rate of Return on Plan Assets
5.25 percent	$3.6	7.50 percent	$3.4
5.50 percent	2.4	7.75 percent	2.2
5.75 percent	1.1	8.00 percent	1.1
6.00 percent – Current Assumption	0.0	8.25 percent – Current Assumption	0.0
6.25 percent	(1.1)	8.50 percent	(1.1)
6.50 percent	(2.2)	8.75 percent	(2.2)
6.75 percent	(3.4)	9.00 percent	(3.4)

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

Total increase (decrease) in Accumulated Other Comprehensive
(dollars in millions)	Income, net of taxes, from current assumptions
Discount rate
5.25 percent	$(45.5)
5.50 percent	(29.7)
5.75 percent	(14.5)
6.00 percent – Current Assumption	0.0
6.25 percent	13.7
6.50 percent	26.9
6.75 percent	39.6

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $595.5 million as of December 31, 2008.

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

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP is effective for fiscal years ending after December 15, 2009.  We are currently evaluating the impact of adopting FSP FAS 132(R) on our defined benefit pension and other postretirement plan note disclosures.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS).  As discussed in Note 7, nonforfeitable dividend equivalent payments are made during the grant period on outstanding, unvested performance units.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period EPS data be adjusted retroactively.  We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our calculation and disclosure of basic and diluted EPS.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008.  As this guidance applies only to assets we may acquire in the future, we are not able to predict the impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, The Disclosures about Derivative Instruments and Hedging Activities (FAS 161), which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for fiscal years and interim periods beginning after November 15, 2008.  For the Company, FAS No. 161 will be effective at the beginning of its 2009 fiscal year and will result in additional disclosures in notes to the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160), which amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard is effective for the Company on January 1, 2009.  We are currently evaluating the impact of adopting FAS 160 on our consolidated statements of financial position, results of operations, and cash flows.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141(R)).  FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  The new standard also requires the expensing of acquisition-related costs as incurred.  FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008.  Accordingly, any business combination we enter into and/or close after December 31, 2008, will be subject to this new standard.  Beginning January 1, 2009, the Company will expense all acquisition-related costs as incurred as well as any capitalized costs related to business combinations that were in process, but not completed by the effective date of FAS 141(R).

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The standard was effective for the Company on January 1, 2008 and, as permitted, the Company has not elected the “fair value option” for its financial assets and financial liabilities.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.  In early 2008, the FASB issued FSP No. FAS 157-2, which delays by one year the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  The Company adopted FAS 157 on January 1, 2008, as required, with no effect on the measurement of the Company’s financial assets and financial liabilities or on its consolidated financial position and results of operations.  We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs and availability, particularly for polymer resins and adhesives; the magnitude and volatility of price changes for raw materials and our ability to pass these price changes on to our customers in selling prices or otherwise manage commodity price fluctuation risks; changes in the availability of financing; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; unexpected costs or manufacturing issues related to the implementation of a new enterprise resource system; changes in governmental regulation, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings and any related proceedings or civil lawsuits; unexpected outcomes in our current and future domestic and international tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A “Risk Factors” of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is included in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.  Based on a sensitivity analysis (assuming a 10 percent adverse change in market rates) of our foreign exchange, currency swaps, and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would not materially affect our financial position and liquidity.  The effect on our results of operations would be substantially offset by the impact of the hedged items.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2008.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.

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

Chief Financial Officer

Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Bemis Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flow present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A in this Annual Report.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 5 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No, 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  As described in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.

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

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 27, 2009

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

For the years ended December 31,	2008	2007	2006

Net sales	$3,779,373	$3,649,281	$3,639,363

Costs and expenses:
Cost of products sold	3,131,341	2,973,329	2,942,650
Selling, general, and administrative expenses	342,737	341,551	336,409
Research and development	25,010	25,983	25,024
Interest expense	39,413	50,268	49,252
Other costs (income), net	(27,653)	(31,455)	(3,308)
Minority interest in net income	6,011	3,751	3,540

Income before income taxes	262,514	285,854	285,796

Provision for income taxes	96,300	104,300	109,500

Net income	$166,214	$181,554	$176,296

Basic earnings per share of common stock	$1.67	$1.76	$1.68

Diluted earnings per share of common stock	$1.65	$1.74	$1.65

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share amounts)

As of December 31,	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$43,454	$147,409
Accounts receivable, net	426,888	448,200
Inventories	435,667	478,727
Prepaid expenses	76,649	62,607
Total current assets	982,658	1,136,943

Property and equipment:
Land and land improvements	43,662	52,129
Buildings and leasehold improvements	466,863	482,005
Machinery and equipment	1,499,621	1,609,424
Total property and equipment	2,010,146	2,143,558
Less accumulated depreciation	(874,664)	(895,102)
Net property and equipment	1,135,482	1,248,456

Other long-term assets:
Goodwill	595,466	642,507
Other intangible assets	80,773	103,756
Deferred charges and other assets	27,935	59,734
Total other long-term assets	704,174	805,997
TOTAL ASSETS	$2,822,314	$3,191,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,651	$1,758
Short-term borrowings	7,954	66,047
Accounts payable	323,142	384,673
Accrued liabilities:
Salaries and wages	63,227	70,248
Income taxes	561	2,168
Other	8,246	9,656
Total current liabilities	421,781	534,550

Long-term debt, less current portion	659,984	775,456
Deferred taxes	111,832	155,871
Other liabilities and deferred credits	246,174	124,261
Total liabilities	1,439,771	1,590,138

Minority interest	36,012	38,926

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value:
Authorized — 500,000,000 shares
Issued — 117,130,962 and 116,941,126 shares	11,713	11,694
Capital in excess of par value	345,982	327,387
Retained earnings	1,599,178	1,523,659
Accumulated other comprehensive (loss) income	(112,001)	171,162
Common stock held in treasury, 17,422,771 and 16,422,771 shares, at cost	(498,341)	(471,570)
Total stockholders’ equity	1,346,531	1,562,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,822,314	$3,191,396

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the years ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net income	$166,214	$181,554	$176,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,004	158,546	152,375
Minority interest in net income	6,011	3,751	3,540
Excess tax benefit from share-based payment arrangements	(209)	(5,773)	(926)
Share-based compensation	18,058	16,849	11,694
Deferred income taxes	15,666	5,803	(7,930)
Income of unconsolidated affiliated companies	(919)	(933)	(32)
(Gain) loss on sale of property and equipment	967	(2,055)	896
Non-cash restructuring related activities		2,483	13,145
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,015)	32,007	9,709
Inventories	8,584	11,705	(31,387)
Prepaid expenses	(20,607)	5,350	(23,505)
Accounts payable	(26,717)	(21,672)	36,720
Accrued salaries and wages	(3,222)	(27,218)	15,694
Accrued income taxes	616	5,310	(438)
Accrued other taxes	349	1,370	(1,730)
Changes in other liabilities and deferred credits	(12,341)	(8,014)	2,329
Changes in deferred charges and other assets	4,111	47,165	(7,491)
Net cash provided by operating activities	293,550	406,228	348,959

Cash flows from investing activities:
Additions to property and equipment	(120,513)	(178,852)	(158,837)
Business acquisitions, net of cash acquired			(10,800)
Proceeds from sales of property, equipment, and other assets	2,429	7,405	1,373
Proceeds from sale of restructuring related assets		3,639	2,116
Net cash used in investing activities	(118,084)	(167,808)	(166,148)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	16,334	25,061	76,177
Repayment of long-term debt	(267,327)	(60,546)	(118,036)
Net borrowing (repayment) of commercial paper	169,295	80,800	(31,254)
Net borrowing (repayment) of short-term debt	(62,956)	(9,977)	7,364
Cash dividends paid to stockholders	(90,695)	(89,809)	(82,139)
Common stock purchased for the treasury	(26,771)	(153,953)	(17,804)
Excess tax benefit from share-based payment arrangements	209	5,773	926
Stock incentive programs and related withholdings	(2,196)	(14,745)	51
Net cash used by financing activities	(264,107)	(217,396)	(164,715)

Effect of exchange rates on cash and cash equivalents	(15,314)	14,225	2,939

Net (decrease) increase in cash and cash equivalents	(103,955)	35,249	21,035
Cash and cash equivalents balance at beginning of year	147,409	112,160	91,125

Cash and cash equivalents balance at end of year	$43,454	$147,409	$112,160

Supplemental disclosure of cash flow information:
Business acquisitions, net of divestures and cash:
Working capital acquired (net)			$(147)
Goodwill and intangible assets (divested) or acquired, net			8,398
Long-term debt, deferred taxes, and other liabilities			2,549
Cash used for acquisitions			$10,800

Interest paid during the year	$39,909	$48,132	$46,396
Income taxes paid during the year	$76,905	$83,621	$116,520

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

				Accumulated
		Capital In		Other	Common	Total
	Common	Excess of	Retained	Comprehensive	Stock Held	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	In Treasury	Equity
Balance at December 31, 2005	$11,598	$267,274	$1,337,590	$32,706	$(299,813)	$1,349,355

Net income			176,296			176,296
Unrecognized gain reclassified to earnings, net of tax $(337)				(526)		(526)
Translation adjustment				60,850		60,850
Pension liability adjustment, net of tax effect $(15,988)				24,794		24,794
Total comprehensive income						261,414
Adjustment to initially apply FAS No. 158, net of tax $55,076				(88,726)		(88,726)
Cash dividends paid on common stock $0.76 per share			(82,139)			(82,139)
Stock incentive programs and related tax effects (135,601 shares)	13	2,914				2,927
Impact of adopting FAS No. 123(R)		35,295				35,295
Share-based compensation		11,694				11,694
Purchase of 600,000 shares of common stock					(17,804)	(17,804)
Balance at December 31, 2006	11,611	317,177	1,431,747	29,098	(317,617)	1,472,016

Net income			181,554			181,554
Unrecognized gain reclassified to earnings, net of tax $(337)				(527)		(527)
Translation adjustment				122,387		122,387
Pension liability adjustment, net of tax effect ($11,942)				20,204		20,204
Total comprehensive income						323,618
Adjustment to initially apply FIN No. 48			167			167
Cash dividends paid on common stock $0.84 per share			(89,809)			(89,809)
Stock incentive programs and related tax effects (826,779 shares)	83	(14,745)				(14,662)
Excess tax benefit from share-based compensation arrangements		6,908				6,908
Share-based compensation		18,047				18,047
Purchase of 5,150,000 shares of common stock					(153,953)	(153,953)
Balance at December 31, 2007	11,694	327,387	1,523,659	171,162	(471,570)	1,562,332

Net income			166,214			166,214
Unrecognized gain reclassified to earnings, net of tax $(305)				(527)		(527)
Translation adjustment				(183,175)		(183,175)
Pension liability adjustment, net of tax effect ($57,616)				(99,461)		(99,461)
Total comprehensive income						(116,949)
Cash dividends paid on common stock $0.88 per share			(90,695)			(90,695)
Stock incentive programs and related tax effects (189,836 shares)	19	(2,196)				(2,177)
Excess tax benefit from share-based compensation arrangements		960				960
Share-based compensation		19,831				19,831
Purchase of 1,000,000 shares of common stock					(26,771)	(26,771)
Balance at December 31, 2008	$11,713	$345,982	$1,599,178	$(112,001)	$(498,341)	$1,346,531

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the business:  Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Neenah, Wisconsin, the Company employs approximately 15,400 individuals and has 57 manufacturing facilities located in the United States and ten other countries.  The Company manufactures and sells flexible packaging products and pressure sensitive materials throughout the Americas, Europe, and Asia Pacific.

The Company’s business activities are organized around its two business segments, Flexible Packaging, which accounted for approximately 83 percent of 2008 net sales, and Pressure Sensitive Materials, which accounted for the remaining net sales.  The Company’s flexible packaging business has a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 60 percent of 2008 net sales.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $919,000, $933,000, and $32,000 in 2008, 2007, and 2006, respectively, included in other costs (income), net, on the accompanying consolidated statement of income.  Investments in joint ventures are included in deferred charges and other assets on the accompanying consolidated balance sheet.  Certain prior year amounts have been restated to conform to current year presentation.

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

Translation of foreign currencies:  The Company considers the local currency to be the reporting currency for all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive income (loss) in stockholders’ equity.  Foreign currency transaction gains (losses) of $(6,755,000) $2,445,000, and $(849,000), in 2008, 2007, and 2006, respectively, are included as a component of other costs (income), net.

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

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  At December 31, 2008 and 2007, reserves were $401,000 and $588,000, respectively.  Adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for 2008, 2007, and 2006 of $306,000, $111,000, and $128,000, net of third party reimbursements totaling $0, $0, and $102,000, for 2008, 2007, and 2006, respectively.

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

(in thousands, except per share amounts)	2008	2007	2006
Weighted average common shares outstanding — basic	99,777	102,992	104,865
Dilutive shares	1,192	1,122	1,902
Weighted average common and common equivalent shares outstanding — diluted	100,969	104,114	106,767
Net income for basic and diluted earnings per share computation	$166,214	$181,554	$176,296
Earnings per common share — basic	$1.67	$1.76	$1.68
Earnings per common share — diluted	$1.65	$1.74	$1.65

Certain options outstanding at December 31, 2008 (410,720 shares) were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.

Research and development:  Research and development expenditures are expensed as incurred.

Taxes on undistributed earnings:  No provision is made for U.S. income taxes on earnings of non-U.S. subsidiary companies which the Company controls but does not include in the consolidated federal income tax return as it is management’s practice and intent to indefinitely reinvest the earnings.

Cash and cash equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents include certificates of deposit that can be readily liquidated without penalty at the Company’s option.  Cash equivalents are carried at cost which approximates fair market value.

Accounts receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The following factors are considered when determining the collectibility of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $16,262,000 and $19,311,000 at December 31, 2008 and 2007, respectively.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventories are summarized at December 31, as follows:

(in thousands)	2008	2007
Raw materials and supplies	$161,451	$169,687
Work in process and finished goods	293,132	328,758
Total inventories, gross	454,583	498,445
Less inventory write-downs	(18,916)	(19,718)
Total inventories, net	$435,667	$478,727

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $152,962,000, $149,852,000, and $144,058,000 for 2008, 2007, and 2006, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs which are capitalized during the construction of major capital projects totaled $2,557,000 in 2008, $4,220,000 in 2007, and $2,871,000 in 2006.

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

The Company is in the process of configuring and developing a new Enterprise Resource Planning (ERP) system.  Certain costs incurred during the application development stage are being capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  These costs will be amortized over the system’s estimated useful life and amortization will begin as the ERP system is placed in service.

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

Intangible assets:  Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives, with original periods ranging from one to 30 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.  The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator.  Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

Financial instruments:  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in stockholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.  Note 14 contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts, currency swap contracts, and interest rate swap arrangements.

Treasury stock:  Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.  At December 31, 2008, 4.1 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2008.

Preferred stock purchase rights:  On July 29, 1999, the Company’s Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right for each outstanding share of common stock.  Under certain circumstances, a right may be exercised to purchase one four-hundredth of a share of Series A Junior Preferred Stock for $60, subject to adjustment.  The rights become exercisable if, subject to certain exceptions, a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announces an offer which would result in such person acquiring beneficial ownership of 15 percent or more of the Company’s outstanding common stock.  If a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock, subject to certain exceptions, each right will entitle its holder to buy from the Company, common stock of the Company having a market value of twice the exercise price of the right.  The rights expire August 23, 2009, and may be redeemed by the Company for $.001 per right at any time before a person becomes a beneficial owner of 15 percent or more of the Company’s outstanding common stock.  The Company’s Board of Directors has designated 600,000 shares of Series A Junior Preferred Stock with a par value of $1 per share that relate to the Shareholder Rights Plan.  At December 31, 2008, none of these shares were issued or outstanding.

Note 2 — NEW ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP is effective for fiscal years ending after December 15, 2009.  We are currently evaluating the impact of adopting FSP FAS 132(R) on our defined benefit pension and other postretirement plan note disclosures.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS).  As discussed in Note 7, nonforfeitable dividend equivalent payments are made during the grant period on outstanding, unvested performance units.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period EPS data be adjusted retroactively.  We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our calculation and disclosure of basic and diluted EPS.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008.  As this guidance applies only to assets we may acquire in the future, we are not able to predict the impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, The Disclosures about Derivative Instruments and Hedging Activities (FAS 161), which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for fiscal years and interim periods beginning after November 15, 2008.  For the Company, FAS No. 161 will be effective at the beginning of its 2009 fiscal year and will result in additional disclosures in notes to the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160), which amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard is effective for the Company on January 1, 2009.  We are currently evaluating the impact of adopting FAS 160 on our consolidated statements of financial position, results of operations, and cash flows.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141(R)).  FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  The new standard also requires the expensing of acquisition-related costs as incurred.  FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008.  Accordingly, any business combination we enter into and/or close after December 31, 2008, will be subject to this new standard.   Beginning January 1, 2009, the Company will expense all acquisition-related costs as incurred as well as any capitalized costs related to business combinations that were in process, but not completed by the effective date of FAS 141(R).

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The standard was effective for the Company on January 1, 2008 and, as permitted, the Company has not elected the “fair value option” for its financial assets and financial liabilities.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.  In early 2008, the FASB issued FSP No. FAS 157-2, which delays by one year the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  The Company adopted FAS 157 on January 1, 2008, as required, with no effect on the measurement of the Company’s financial assets and financial liabilities or on its consolidated financial position and results of operations.  We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

Note 3 — FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).  The fair values are based on inputs other than quoted prices that are observable for the asset or liability.  These inputs include foreign currency exchange rates and interest rates.  The financial assets and financial liabilities are primarily valued using standard calculations / models that use as their basis readily observable market parameters.  Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes.

		Significant Other
	Balance at	Observable Inputs
(in thousands)	December 31, 2008	(Level 2)
Currency swaps — net asset position	$4,944	$4,944
Forward exchange contracts — net liability position	$(112)	$(112)

Note 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

	Flexible Packaging	Pressure Sensitive
(in thousands)	Segment	Materials Segment	Total
Reported balance at December 31, 2006	$550,748	$52,943	$603,691

Currency translation and other adjustments	38,841	(25)	38,816
Reported balance at December 31, 2007	589,589	52,918	642,507

Currency translation and other adjustments	(46,611)	(430)	(47,041)
Reported balance at December 31, 2008	$542,978	$52,488	$595,466

The components of amortized intangible assets follow:

	December 31, 2008		December 31, 2007
(in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$15,447	$(10,268)	$15,447	$(9,168)
Technology based	51,422	(21,623)	52,673	(19,383)
Marketing related	20,435	(7,768)	25,230	(8,125)
Customer based	54,688	(21,560)	69,444	(22,362)
Reported balance	$141,992	$(61,219)	$162,794	$(59,038)

Amortization expense for intangible assets during 2008, 2007, and 2006 was $9.7 million, $9.6 million, and $9.2 million, respectively.  Estimated annual amortization expense is $9.7 million for 2009 and 2010, $9.5 million for 2011, $8.0 million for 2012, and $6.9 million for 2013.  The Company completed its annual impairment tests in the fourth quarter of 2008 with no indications of impairment of goodwill found.

Note 5 — PENSION PLANS

Total multiemployer plan, defined contribution, and defined benefit pension expense in 2008, 2007, and 2006 was $16,909,000, $26,311,000, and $28,942,000, respectively.  In addition to these plans, the Company also sponsors a 401(k) savings plan for substantially all U.S. employees.  The Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next six percent of eligible compensation.  Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2008, 2007, and 2006 were $6,417,000, $5,993,000, and $5,830,000, respectively.

Effective January 1, 2006, our U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population.  For those employees impacted, future pension benefits were replaced with the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  Total contribution expense for BIPSP and previously existing defined contribution plans was $5,661,000 in 2008, $10,394,000 in 2007, and $10,551,000 in 2006.  Multiemployer plans cover employees at two different manufacturing locations and provide for contributions to a union administered defined benefit pension plan.  Amounts charged to pension cost and contributed to the multiemployer plans in 2008, 2007, and 2006 totaled $780,000, $749,000, and $740,000, respectively.

The Company’s defined benefit pension plans continue to cover a substantial number of U.S. employees, and the non-U.S. defined benefit plans cover select employees at various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In addition, the Company also sponsors an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law and increased benefits to reflect a service adjustment factor.

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132 (R) (FAS 158).  As a result of the adoption of FAS 158, the Company has recorded a cumulative effect adjustment as a component of accumulated other comprehensive income within stockholders’ equity (also see Note 6).  The Company’s disclosures for the fiscal year ended 2006 also reflected the revised accounting and disclosure requirements of FAS 158.  Reported items for fiscal year 2005 were not affected.

The adoption of FAS 158 on December 31, 2006, resulted in incremental adjustments to the following individual line items in the consolidated balance sheet:

	Before		After
	Application of		Application of
(in thousands)	FAS 158	Adjustments	FAS 158
Deferred charges and other assets	$188,748	$(125,224)	$63,524
Total assets	3,164,233	(125,224)	3,039,009
Deferred taxes	189,244	(55,076)	134,168
Other liabilities and deferred credits	107,396	18,578	125,974
Total stockholders’ equity	1,560,742	(88,726)	1,472,016
Total liabilities and stockholders’ equity	3,164,233	(125,224)	3,039,009

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2008, 2007, and 2006:

(in thousands)	2008	2007	2006
Service cost - benefits earned during the year	$13,109	$13,868	$14,572
Interest cost on projected benefit obligation	34,217	32,497	30,726
Expected return on plan assets	(44,233)	(45,274)	(41,626)
Settlement (gain) loss	29	3,726
Curtailment			667
Amortization of unrecognized transition obligation	261	240	158
Amortization of prior service cost	2,355	2,290	2,352
Recognized actuarial net (gain) or loss	4,730	7,820	10,802
Net periodic pension (income) cost	$10,468	$15,167	$17,651

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2008 and 2007, are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2008	2007	2008	2007
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$500,152	$510,663	$68,009	$75,046
Service cost	9,844	10,346	3,265	3,522
Interest cost	30,507	28,633	3,710	3,864
Participant contributions			634	652
Plan amendments	76	114		418
Plan curtailments				(418)
Plan settlements				(1,139)
Acquisitions			2,555
Benefits paid	(23,077)	(22,386)	(2,559)	(13,533)
Actuarial (gain) or loss	277	(27,218)	(4,916)	(6,117)
Foreign currency exchange rate changes			(11,402)	5,714
Benefit obligation at the end of the year	$517,779	$500,152	$59,296	$68,009

Accumulated benefit obligation at the end of the year	$480,525	$448,679	$47,421	$54,534

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$481,889	$484,567	$53,937	$56,541
Actual return on plan assets	(123,041)	18,594	(2,834)	2,258
Employer contributions	2,271	1,114	3,450	3,973
Participant contributions			635	652
Plan settlements			(29)
Benefits paid	(23,076)	(22,386)	(2,559)	(13,533)
Foreign currency exchange rate changes			(10,027)	4,046
Fair value of plan assets at the end of the year	$338,043	$481,889	$42,573	$53,937

Funded (unfunded) status at year end:	$(179,736)	$(18,263)	$(16,724)	$(14,072)

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$	$21,407	$	$124
Accrued benefit liability, current	(3,383)	(1,944)	(276)	(162)
Accrued benefit liability, non-current	(176,353)	(37,726)	(16,448)	(14,034)
Sub-total	(179,736)	(18,263)	(16,724)	(14,072)
Deferred tax asset	104,371	47,248	2,506	2,726
Accumulated other comprehensive income	180,173	79,934	4,327	4,611
Net amount recognized in consolidated balance sheet	$104,808	$108,919	$(9,891)	$(6,735)

Accumulated other comprehensive income related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2008	2007	2008	2007
Unrecognized net actuarial losses	$274,230	$114,655	$3,412	$3,317
Unrecognized net prior service costs (benefits)	10,314	12,527	709	889
Unrecognized net transition costs			2,712	3,131
Tax expense (benefit)	(104,371)	(47,248)	(2,506)	(2,726)
Accumulated other comprehensive loss (income), end of year	$180,173	$79,934	$4,327	$4,611

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2009 are as follows:

		Non-U.S.
	U.S. Pension Plans	Pension Plans
(in thousands)	2008	2008
Net actuarial losses	$10,569	$24
Net prior service costs (benefits)	2,304	60
Net transition costs		248
Total	$12,873	$332

The accumulated benefit obligation for all defined benefit pension plans was $527,946,000 and $503,214,000 at December 31, 2008, and 2007, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2008 and 2007.

	Projected Benefit Obligation				Accumulated Benefit Obligation
	Exceeds the Fair Value of Plan’s Assets				Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Projected benefit obligation	$517,779	$39,670	$59,296	$68,009	$517,779	$39,670	$34,769	$33,074
Accumulated benefit obligation	480,525	33,747	47,421	54,534	480,525	33,747	25,210	23,096
Fair value of plan assets	338,043		42,573	53,812	338,043		19,821	19,987

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax and planning purposes.  The employer contributions for the years ended December 31, 2008 and 2007, were $5,722,000 and $5,087,000, respectively.  The expected cash contribution for 2009 is $36,567,000 which is expected to satisfy plan funding requirements and regulatory funding requirements.

For each of the years ended December 31, 2008 and 2007, the U.S. pension plans represented approximately 89 percent of the Company’s total plan assets and approximately 89 percent of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, we separately present and discuss the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2008	2007	2008	2007
Weighted-average discount rate	6.00%	6.25%	5.80%	5.62%
Rate of increase in future compensation levels	4.25%	4.75%	3.90%	4.06%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2008	2007	2006	2008	2007	2006
Weighted-average discount rate	6.25%	5.75%	5.50%	5.60%	4.81%	4.53%
Expected return on plan assets	8.50%	8.75%	8.75%	6.18%	6.44%	6.56%
Rate of increase in future compensation levels	4.75%	4.75%	4.75%	3.98%	3.83%	4.12%

The weighted-average plan asset allocation at December 31, 2008, and 2007, and target allocation for 2009, are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2009	Percentage		2009	Percentage
	Target	of Plan Assets		Target	of Plan Assets
Asset Category	Allocation	2008	2007	Allocation	2008	2007
Equity Securities	70%	58%	76%	27%	28%	41%
Debt Securities	30%	42%	20%	27%	25%	24%
Other			4%	46%	47%	35%
Total	100%	100%	100%	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	U.S. Pension Plans	Non-U.S. Pension Plans
2009	$26,867	$1,005
2010	28,740	3,206
2011	36,063	3,050
2012	32,826	1,339
2013	34,173	3,726
Years 2014-2018	179,858	24,814

As of January 1, 2009, we have assumed that the expected long-term annual rate of return on plan assets will be 8.25 percent.  This is a decrease from the 8.50 percent level assumed for 2008.  To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, 20, and 25 years ending December 31, 2008, our pension plan assets have earned annualized rates of return of 0.5 percent, 6.4 percent, 7.7 percent, and 8.9 percent, respectively.  Using our target asset allocation for plan assets of 70 percent equity securities and 30 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  For the years ended December 31, 2008 and 2007, we determined this rate to be 6.00 percent and 6.25 percent, respectively.

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

Note 6 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2008, 2007, and 2006.

(in thousands)	2008	2007	2006
Service cost - benefits earned during the year	$221	$904	$1,107
Interest cost on accumulated postretirement benefit obligation	688	1,178	1,569
Amortization of prior service cost	(455)	215	691
Recognized actuarial net (gain) or loss	(501)	(62)	16
Net periodic postretirement benefit (income) cost	$(47)	$2,235	$3,383

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2008 and 2007, are as follows:

(in thousands)	2008	2007
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$11,510	$21,054
Service cost	221	904
Interest cost	688	1,178
Participant contributions	439	439
Plan amendments		(5,888)
Actuarial (gain) or loss	(737)	(4,759)
Benefits paid	(1,470)	(1,418)
Benefit obligation at the end of the year	$10,651	$11,510

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$0	$0
Employee contributions	439	439
Employer contribution	1,031	979
Benefits paid	(1,470)	(1,418)
Fair value of plan assets at the end of the year	$0	$0

Funded (unfunded) status at year end:	$(10,651)	$(11,510)

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$0	$0
Accrued benefit liability, current	(977)	(1,020)
Accrued benefit liability, non-current	(9,674)	(10,490)
Deferred tax	(4,255)	(4,391)
Accumulated other comprehensive income	(7,346)	(7,429)
Net amount recognized in consolidated balance sheet	$(22,252)	$(23,330)

Accumulated other comprehensive income related to other postretirment benefit plans is as follows:

(in thousands)	2008	2007
Unrecognized net actuarial losses (gains)	$(7,788)	$(7,553)
Unrecognized net prior service costs (benefits)	(3,813)	(4,267)
Tax expense (benefit)	4,255	4,391
Accumulated other comprehensive loss (income), end of year	$(7,346)	$(7,429)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2009 are as follows:

(in thousands)	2008
Net actuarial (gains) losses	$(524)
Net prior service costs (benefits)	(455)
Total	$(979)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Benefit Payments
2009	$977
2010	955
2011	1,003
2012	1,003
2013	1,015
2014-2018	4,874

The employer contributions for the years ended December 31, 2008 and 2007, were $1,031,000 and $979,000, respectively.  The expected contribution for 2009 is $978,000 which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 8.0 percent for 2008 and was 7.0 percent for 2007; each year’s estimated rate was assumed to decrease gradually to 5.0 percent and remain at that level thereafter.  The annual incremental decrease was assumed to be one-half percent for 2008 and one percent for 2007.  A one-percentage point change in assumed health care trends would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for 2008	$19	$(17)
Effect on postretirement benefit obligation at December 31, 2008	$239	$(217)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2008 and 2007 are 6.00 percent and 6.25 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost was 6.25 percent, 5.75 percent, and 5.75 percent for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 7 — STOCK OPTION AND INCENTIVE PLANS

Since 1987, the Company’s stock option and stock award plans have provided for the issuance of up to 19,800,000 shares of common stock to key employees.  As of December 31, 2008, 2007, and 2006, respectively, 5,915,585, 6,146,961, and 7,389,928, shares were available for future grants under these plans.  Shares forfeited by the employee become available for future grants.

Stock option awards have not been granted since 2003 and all stock options outstanding at December 31, 2008, are fully vested.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  Stock options were granted at prices equal to fair market value on the date of the grant and are exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Options for directors vest immediately, while options for Company employees generally vest over three years (one-third per year).  Details of the stock option plans at December 31, 2008, 2007, and 2006, are:

	Aggregate		Per Share	Weighted-Average
	Intrinsic	Number of	Option Price	Exercise Price
	Value	Shares	Range	Per Share
Outstanding at December 31, 2005		2,153,378	$15.86 -$26.95	$19.72

Exercised in 2006	$1,870,000	(132,200)	$16.16 -$22.04	$16.64
Outstanding at December 31, 2006	$28,269,000	2,021,178	$15.86 -$26.95	$19.92
Exercisable at December 31, 2006	$27,884,000	1,979,178	$15.86 -$26.95	$19.82

Exercised in 2007	$3,494,000	(337,096)	$18.67 -$22.52	$22.10
Outstanding at December 31, 2007	$13,238,000	1,684,082	$15.86 -$26.95	$19.49
Exercisable at December 31, 2007	$13,238,000	1,684,082	$15.86 -$26.95	$19.49

Exercised in 2008	$2,385,000	(287,346)	$15.88 -$18.81	$18.45
Forfeited in 2008	$46,000	(7,398)	$ 18.81	$18.81
Outstanding at December 31, 2008	$5,467,000	1,389,338	$15.86 -$26.95	$19.75
Exercisable at December 31, 2008	$5,467,000	1,389,338	$15.86 -$26.95	$19.75

The following table summarizes information about outstanding and exercisable stock options at December 31, 2008.

	Options Outstanding and Exercisable
	Number	Weighted-Average
Range of	Outstanding	Remaining	Weighted-Average
Exercise Prices	at 12/31/08	Contractual Life	Exercise Price
$15.86 - $18.81	964,868	1.3 years	$17.56
$22.04 - $26.95	424,470	3.6 years	$24.71
	1,389,338	2.0 years	$19.75

In 1994, 2001, and in 2006, the Company adopted  Stock Incentive Plans for certain key employees.  The 1994, 2001, and 2007 (adopted in 2006) Plans provide for the issuance of up to 4,000,000, 5,000,000, and 6,000,000 grants, respectively.  Each Plan expires 10 years after its inception, at which point no further stock options or performance units may be granted.  Since 1994, 3,932,910, 3,677,162, and 1,474,343 grants of either stock options or performance units (commonly referred to as restricted stock) have been made under the 1994, 2001, and 2007 Plans, respectively.  Distribution of the performance units is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the performance unit grant.  All performance units granted under the plan are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  In addition, cash payments are made during the grant period on outstanding performance units equal to the dividend on Bemis common stock.  The cost of the award is based on the fair market value of the stock on the date of grant.  The cost of the awards is charged to income over the requisite service period.

Total compensation expense related to Stock Incentive Plans was $18,058,000 in 2008, $16,849,000 in 2007, and $11,694,000 in 2006.

As of December 31, 2008, the unrecorded compensation cost for performance units is $40,445,000 and will be recognized over the remaining vesting period for each grant which ranges between January 1, 2009 and October 5, 2013.  The remaining weighted-average life of all performance units outstanding is 2.3 years.  Prior to the adoption of FAS 123(R) the Company maintained liability balances of $37,629,000 related to the portion of performance units for which compensation expense had been previously recognized.  As these awards are considered equity-based awards under FAS 123(R), the Company has reclassified this balance from a liability classification to a component of additional paid-in capital.

The following table summarizes annual restricted stock unit activity for the three years ended December 31, 2008:

	2008	2007	2006
Outstanding shares granted at the beginning of the year	3,296,583	3,200,437	3,069,163
Shares Granted	318,441	1,302,800	346,143
Shares Paid	(182,943)	(1,146,821)	(142,869)
Shares Canceled	(89,667)	(59,833)	(72,000)
Outstanding shares granted at the end of the year	3,342,414	3,296,583	3,200,437

Aggregate intrinsic value at year end of outstanding awards	$79,148,000	$90,260,000	$108,751,000

Note 8 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in thousands)	2008	2007
Commercial paper payable through 2009 at a weighted-average interest rate of 2.9%	$330,795	$161,500
Notes payable in 2008 at an interest rate of 6.5%		250,000
Notes payable in 2012 at an interest rate of 4.9%	300,000	300,000
Interest rate swap (fair market value)		3,347
Industrial revenue bond payable through 2012 at an interest rate of 1.6%	8,000	8,000
Debt of subsidiary companies payable through 2012 at interest rates of 5.4% to 11.3%	39,775	54,221
Obligations under capital leases	65	146

Total debt	678,635	777,214
Less current portion	18,651	1,758
Total long-term debt	$659,984	$775,456

The commercial paper and the $250 million note payable, which matured in 2008, have been classified as long-term debt, to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2008, was 2.9 percent.  The maximum outstanding during 2008 was $476,052,000, and the average outstanding during 2008 was $290,211,536.  The weighted-average interest rate during 2008 was 3.2 percent.

The industrial revenue bond has a variable interest rate which is determined weekly by a “Remarketing Agent” based on similar debt then available.  The interest rate at December 31, 2008, was 1.6 percent and the weighted-average interest rate during 2008 was 2.6 percent.  Long-term debt maturing in years 2009 through 2013 is $18,651,000, $20,763,000, $368,000, $308,058,000, and $330,795,000, respectively.  The Company is in compliance with all debt covenant agreements.

Under the terms of our revolving credit agreements, we have the capacity to borrow up to $625 million, of which $425 million matures April 28, 2013, and $200 million matures April 28, 2009.  These facilities are primarily used to support our issuance of commercial paper.  The revolving credit agreements include a combined $100 million multicurrency limit to support to financing needs of our international subsidiaries.  In addition, we have arrangements in place to issue up to $100 million of Extendable Commercial Notes (ECNs), which are short-term instruments whose maturity can be extended to 390 days from the date of issuance.  As of December 31, 2008, the ECN market was unavailable due to unfavorable market conditions.

The Company entered into two interest rate swap agreements with a total notional amount of $250.0 million in the third quarter of 2001, effectively converting a portion of the Company’s fixed interest rate exposure to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment.  During 2008 these swaps matured and were net settled, concurrent with the repayment of the underlying $250.0 million debt.  The Company does not enter into interest rate swap contracts for speculative or trading purposes.  The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.  The interest rate swap agreements as of December 31, 2007, were designated as hedges of the fair value of the Company’s fixed rate long-term debt obligation of $250.0 million, 6.5 percent notes due August 15, 2008.

The variable rate for each of the interest rate swaps was based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates were reset semi-annually at each net settlement date.  The net settlement benefit to the

Company, which is recorded as a reduction in interest expense, was $5.7 million, $1.3 million, and $0.4 million in 2008, 2007, and 2006, respectively.  At December 31, 2007, the fair value of these interest rate swaps was $3.3 million in the Company’s favor, as determined by the respective counterparties using discounted cash flow or other appropriate methodologies, and is included with deferred charges and other assets with a corresponding increase in long-term debt.

Note 9 — RESTRUCTURING OF OPERATIONS

In January 2006, the Company committed to a plan to close five flexible packaging plants:  Peoria, Illinois; Denmark and Neenah, Wisconsin; Georgetown, Ontario, Canada; and Epernon, France.  The closure of these plants, together with related support staff and capacity reductions within the flexible packaging business segment, has reduced fixed costs and improved capacity utilization elsewhere in the Company.  During 2006, the Company incurred charges of $11.6 million for employee severance, $12.3 million for accelerated depreciation, and $5.1 million for other related costs.  The restructuring effort is complete.

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

Note 10 — INCOME TAXES

(dollars in thousands)	2008	2007	2006
U.S. income before income taxes	$180,719	$206,544	$214,311
Non-U.S. income before income taxes	81,795	79,310	71,485
Income before income taxes	$262,514	$285,854	$285,796

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$42,963	$59,538	$71,754
Foreign	28,579	29,588	31,374
State and local	9,092	9,371	14,302
Total current tax expense	80,634	98,497	117,430
Deferred tax expense:
U.S. federal	17,171	4,711	(6,266)
Foreign	(803)	(744)	(796)
State	(702)	1,836	(868)
Total deferred tax expense	15,666	5,803	(7,930)
Total income tax expense	$96,300	$104,300	$109,500

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(dollars in thousands)	2008	2007	2006
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$5,900	$5,759	$6,317
Inventories, principally due to additional costs inventoried for tax purposes	15,884	14,898	15,699
Employee compensation and benefits accrued for financial reporting purposes	106,673	45,006	54,402
Foreign net operating losses	11,587	12,308	12,596
Other	5,042	4,377	8,003
Total deferred tax assets	145,086	82,348	97,017
Less valuation allowance	(9,242)	(7,059)	(6,701)
Total deferred tax assets, after valuation allowance	$135,844	$75,289	$90,316

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$141,222	$128,471	$127,817
Goodwill and intangible assets, principally due to differences in amortization	63,866	55,228	50,980
Other	465	6,419	8,532
Total deferred tax liabilities	205,553	190,118	187,329

Deferred tax liabilities, net	$69,709	$114,829	$97,013

The net deferred tax liabilities are reflected in the balance sheet as follows:

(dollars in thousands)	2008	2007	2006
Deferred tax assets (included in prepaid expense)	$42,123	$41,042	$37,155
Deferred tax liabilities	111,832	155,871	134,168
Net deferred tax liabilities	$69,709	$114,829	$97,013

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2008		2007		2006
		% of		% of		% of
		Income		Income		Income
(dollars in thousands)	Amount	Before Tax	Amount	Before Tax	Amount	Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$91,880	35.0%	$100,049	35.0%	$100,029	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	5,454	2.1	7,285	2.5	8,732	3.1
Foreign tax rate differential	(3,635)	(1.4)	(1,464)	(0.5)	3,930	1.4
Minority interest	2,104	0.8	1,313	0.5	1,239	0.4
Manufacturing tax benefits	(2,345)	(0.9)	(4,200)	(1.5)	(3,146)	(1.1)
Other	2,842	1.1	1,317	0.5	(1,284)	(0.5)
Actual income tax expense	$96,300	36.7%	$104,300	36.5%	$109,500	38.3%

As of December 31, 2008, the Company had foreign net operating loss carryovers of approximately $34.1 million that are available to offset future taxable income.  Approximately $16.7 million of the carryover expires over the period 2014-2018.  The balance of the loss carryovers has no expiration.  FAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company’s management determined that a valuation allowance of $9.2 million against deferred tax assets primarily associated with the foreign net operating loss carryover was necessary at December 31, 2008.

Provision has not been made for U.S. or additional foreign taxes on $163.7 million of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

The Company adopted FAS Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. The Company recognized no material adjustments as a result of the implementation of this policy.

As of December 31, 2007, the Company had approximately $9.1 million of total unrecognized tax benefits. Of this total, approximately $6.4 million represented the amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods. As of December 31, 2008, the Company had approximately $11.9 million of total unrecognized tax benefits. Of this total, approximately $8.0 million represented the amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2008	2007
Balance at January 1,	$9.1	$13.9
Additions based on tax positions related to the current year	2.0	1.0
Additions for tax positions of prior years	3.8	2.5
Reductions for tax positions of prior years	(1.6)	(0.3)
Reductions due to a lapse of the statute of limitations	(0.6)	(0.4)
Settlements	(0.8)	(7.6)

Balance at December 31,	$11.9	$9.1

The Company does not expect significant changes to the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had approximately $1.3 million accrued for interest and penalties at December 31, 2007. As of December 31, 2008, the Company had approximately $1.4 million accrued for interest and penalties.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company’s U.S. federal income tax returns for the years prior to 2006 have been audited and completely settled.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2003 in the significant jurisdictions in which it operates.

Note 11 — LEASES

The Company has operating leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that expire at various times over the next 33 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $11,542,000 in 2008, $10,378,000 in 2007, and $10,870,000 in 2006.

The Company has capitalized leases for machinery and equipment that expire at various times over the next two years.  The present values of minimum future obligations shown in the following chart are calculated based on an interest rate of approximately 4.7 percent, which is the lessor’s implicit rate of return.  Interest expense on the outstanding obligations under capital leases was approximately $5,000 in 2008, $16,000 in 2007, and $15,000 in 2006.

Minimum future obligations on leases in effect at December 31, 2008, are:

	Capital	Operating
(in thousands)	Leases	Leases
2009	$67	$6,682
2010	1	5,009
2011	0	3,632
2012	0	2,488
2013	0	2,036
Thereafter	0	5,801
Total minimum obligations	68	$25,648
Less amount representing interest	3
Present value of net minimum obligations	65
Less current portion	64
Long-term obligations	$1

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

A summary of the Company’s business activities reported by its two business segments follows:

BUSINESS SEGMENTS (in millions)	2008	2007	2006
Net Sales:
Flexible Packaging	$3,154.4	$3,002.5	$3,000.6
Pressure Sensitive Materials	632.2	653.0	643.3
Intersegment Sales:
Flexible Packaging	(1.2)	(0.7)	(0.5)
Pressure Sensitive Materials	(6.0)	(5.5)	(4.0)
Net Sales to Unaffiliated Customers	$3,779.4	$3,649.3	$3,639.4

Operating Profit and Pretax Profit:
Flexible Packaging	$315.9	$346.6	$335.1
Pressure Sensitive Materials	34.3	40.3	50.1
Total operating profit (1)	350.2	386.9	385.2
General corporate expenses	(42.3)	(46.9)	(46.6)
Interest expense	(39.4)	(50.3)	(49.3)
Minority interest in net income	(6.0)	(3.8)	(3.5)
Income before income taxes	$262.5	$285.9	$285.8

Identifiable Assets:
Flexible Packaging	$2,343.8	$2,672.7	$2,579.5
Pressure Sensitive Materials	339.0	358.0	339.9
Total identifiable assets (2)	2,682.8	3,030.7	2,919.4
Corporate assets (3)	139.5	160.7	119.6
Total	$2,822.3	$3,191.4	$3,039.0

Depreciation and Amortization:
Flexible Packaging	$147.2	$144.2	$138.4
Pressure Sensitive Materials	13.7	13.4	13.1
Corporate	1.1	0.9	0.9
Total	$162.0	$158.5	$152.4

Expenditures for Property and Equipment:
Flexible Packaging	$86.3	$139.3	$122.4
Pressure Sensitive Materials	11.9	16.0	10.2
Corporate	22.3	23.6	26.2
Total	$120.5	$178.9	$158.8

OPERATIONS BY GEOGRAPHIC AREA (in millions)	2008	2007	2006
Net Sales to Unaffiliated Customers: (4)
United States	$2,429.4	$2,352.2	$2,400.5
Canada	12.3	15.6	64.8
Europe	656.5	647.6	595.9
South America	582.4	539.9	491.3
Other	98.8	94.0	86.9
Total	$3,779.4	$3,649.3	$3,639.4

Identifiable Assets: (2)
United States	$1,622.4	$1,677.7	$1,706.6
Canada	2.5	5.7	21.2
Europe	383.8	441.7	419.0
South America	603.5	830.1	696.1
Other	70.2	75.5	76.5
Total	$2,682.4	$3,030.7	$2,919.4

(1)	Operating profit is defined as profit before general corporate expense, interest expense, income taxes, and minority interest.
(2)	Identifiable assets by business segment include only those assets that are specifically identified with each segment’s operations.
(3)	Corporate assets are principally prepaid expenses, prepaid income taxes, prepaid pension benefit costs, fair value of the interest rate swap agreements, and corporate tangible and intangible property.
(4)	Net sales are attributed to countries based on location of the Company’s manufacturing or selling operation.

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

The Company is a potentially responsible party (PRP) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as “Superfund”) and similar state laws in proceedings associated with seventeen sites around the United States.  During 2008, the Company was identified as a PRP in four new sites.  In addition, two sites previously considered closed have been re-opened for potential further remediation.  These proceedings were instituted by the United States Environmental Protection Agency and certain state environmental agencies at various times beginning in 1983.  Superfund and similar state laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, we expect the Company’s liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has reserved an amount that it believes to be adequate to cover its exposure.

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

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $47.0 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2008 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 cancelled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  In the event of an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $7.1 million for Itap Bemis and $22.8 million for Dixie Toga, translated to U.S. dollars at the December 31, 2008 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $27.1 million for Itap Bemis and $77.9 million for Dixie Toga for interest, monetary adjustments and costs.

The 1996-2001 assessments for Dixie Toga are currently being challenged in the courts.  In pursuing its challenge through the courts, taxpayers are generally required, in accordance with court procedures, to pledge assets as security for its lawsuits.  Under certain circumstances, taxpayers may avoid the requirement to pledge assets.  Dixie Toga has secured a court injunction that avoids the current requirement to pledge assets as security for its lawsuit related to the 1996-2001 assessments.

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

On September 18, 2007, the Secretariat of Economic Law (SDE), a governmental agency in Brazil, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the preliminary nature of the proceedings the Company is unable at the present time to predict the outcome of this matter.

The Company and its subsidiary, Morgan Adhesives Company, have been named as defendants in thirteen civil lawsuits related to an investigation that was initiated and subsequently closed by the U.S. Department of Justice without any further action.  Six of these lawsuits purport to represent a nationwide class of labelstock purchasers, and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  The first of these lawsuits was filed on May 27, 2003.  In these lawsuits, the plaintiffs seek actual damages for the period of the alleged conspiracy (January 1, 1996 through July 25, 2003) trebled, plus an award of attorneys’ fees and costs.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  On November 20, 2007, the Court granted plaintiffs’ motion for class certification.  On March 6, 2008, the Third Circuit Court of Appeals denied Defendant’s petition for leave to appeal the district court’s decision granting class certification.  On June 24, 2008, the Court in the consolidated federal class actions issued a decision dismissing the Company from those actions.  On January 27, 2009, the defendants filed a motion to decertify the class based on new case law in the Third Circuit.  At this time, a discovery cut-off has been set for December 21, 2009.  However, no trial date has been set.  The Company and Morgan Adhesives Company have also been named in three lawsuits filed in the California Superior Court in San Francisco. These three lawsuits, which have been consolidated, seek to represent a class of all California indirect purchasers of labelstock and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.  Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, and one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  The Company and Morgan Adhesives Company intend to vigorously defend the state class actions, and Morgan Adhesives Company intends to vigorously defend the federal class actions.

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

Note 14 — FINANCIAL INSTRUMENTS

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for our European operations, and the U.S. dollar for our Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2008 and 2007, the Company had outstanding forward exchange contracts with notional amounts aggregating $1,902,000 and $4,971,000, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as part of accounts payable and as an expense element of other costs (income), net, which offsets the related transaction gains or losses and was not significant at December 31, 2008 and 2007.

Fluctuations in foreign currency exchange rates expose the Company to changes in the fair value of U.S. dollar denominated debt held at our Dixie Toga business in Brazil.  To hedge this exposure, Dixie Toga enters into currency swaps, with maturities that match the underlying debt, effectively converting a portion of Dixie Toga’s U.S. denominated debt to their functional currency, which is the Brazilian real.  Dixie Toga and the Company have not designated these derivative instruments as hedging instruments.  At December 31, 2008 and 2007, the Company had outstanding currency swap contracts with notional amounts aggregating $24,587,000 and $49,621,000 respectively.  The net settlement amount (fair value) related to active swap contracts is recorded on the balance sheet as either a current or long-term asset or liability  and as an expense element of other costs (income), net, which offsets the related transaction gains or losses and was not significant at December 31, 2008 and 2007.

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations.  To hedge this exposure, the Company entered into two interest rate swap agreements with a total notional amount of $250 million in the third quarter of 2001, effectively converting a portion of the Company’s fixed interest rate exposure to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment.  During 2008, these swaps matured and were net settled, concurrent with the repayment of the underlying $250.0 million debt.  The interest rate swaps were accounted for as a fair value hedge.  The terms of the interest rate swap agreements were specifically designed to conform to the applicable terms of the hedged items and with the requirements of paragraph 68 of FAS No. 133 to support the assumption of no ineffectiveness (changes in fair value of the debt and the swaps exactly offset).  The fair value of these interest rate swaps was recorded within long-term debt.  Changes in the payment of interest resulting from the interest rate swaps were recorded as an offset to interest expense.  See Note 8 for further discussion of the interest rate swaps.

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

The Company’s non-derivative financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2008 and 2007, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt, including current maturities but excluding capitalized leases, is estimated to be $700,945,000 and $779,541,000 at December 31, 2008 and 2007, respectively, using discounted cash flow analyses and based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

The Company is exposed to credit loss in the event of non-performance by counterparties in interest rate swaps and forward exchange contracts.  Collateral is generally not required of the counterparties or of the Company.  In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument.  The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.  The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and countries. As of December 31, 2008 and 2007, the Company had no significant concentrations of credit risk.

Note 15 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2008
Net sales	$947.3	$980.0	$984.2	$867.9	$3,779.4
Gross profit	163.0	172.5	165.9	146.6	648.0
Net income	42.3	46.4	44.3	33.2	166.2
Basic earnings per common share	0.42	0.47	0.44	0.33	1.67
Diluted earnings per common share	0.42	0.46	0.44	0.33	1.65

2007
Net sales	$909.1	$921.8	$905.7	$912.7	$3,649.3
Gross profit	177.2	176.9	160.9	161.0	676.0
Net income	48.3	49.5	41.1	42.7	181.6
Basic earnings per common share	0.46	0.47	0.40	0.43	1.76
Diluted earnings per common share	0.45	0.47	0.40	0.42	1.74

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A — CONTROLS AND PROCEDURES

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

(b)  Management’s Report on Internal Control Over Financial Reporting

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page 20 of this Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

Not applicable.

PART  III — ITEMS 10, 11, 12, 13, and 14

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Each officer, except Mr. Ullem, has been an employee of the Company for the last five years and the positions described relate to positions with the Company.

Name (Age)	Positions Held	Period The Position Was Held

William F. Austen (50)	Vice President — Operations	2004 to present
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to present

Jeffrey H. Curler (58)	Executive Chairman and Chairman of the Board	2008 to present
	Chief Executive Officer and Chairman of the Board	2007 to 2008
	President, Chief Executive Officer and Chairman of the Board	2005 to 2007
	President and Chief Executive Officer	2000 to 2005
	President and Chief Operating Officer	1998 to 2000
	President	1996 to 1998
	Director	1992 to Present
	Executive Vice President	1991 to 1995
	Various R&D and management positions within the Company	1973 to 1991

Name (Age)	Positions Held	Period The Position Was Held

Robert F. Hawthorne (59)	Vice President — Operations	2007 to present
	Vice President — Operations (Paper Packaging Division and Bemis Clysar, Inc. (1))	2005 to 2007
	President — Curwood, Inc. (1)	2003 to 2005
	Various sales, marketing, and management positions within the Company	1985 to 2003

Stanley A. Jaffy (60)	Vice President and Controller	2002 to present
	Vice President - Tax and Assistant Controller	1998 to 2002
	Various finance management positions within the Company	1987 to 1998

Melanie E.R. Miller (45)	Vice President, Investor Relations and Treasurer	2005 to present
	Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
	Various finance management positions within the Company	2000 to 2002

James W. Ransom (49)	Vice President — Operations	2007 to present
	President — Curwood, Inc. (1)	2005 to present
	President — Banner Packaging, Inc. (1)	2002 to 2005

Eugene H. Seashore, Jr. (59)	Vice President — Human Resources	2000 to present
	Various human resource and management positions within the Company	1980 to 2000

James J. Seifert (52)	Vice President, General Counsel and Secretary	2002 to present

Henry J. Theisen (55)	President and Chief Executive Officer	2008 to present
	President and Chief Operating Officer	2007 to 2008
	Director	2006 to present
	Executive Vice President and Chief Operating Officer	2003 to 2007
	Vice President — Operations	2002 to 2003
	Various R&D, marketing, and management positions within the Company	1976 to 2002

Scott B. Ullem (42)	Vice President, Finance	2008 to present
	Managing Director, Banc of America Securities LLC	2005 to 2008
	Various investment banking positions leading to Managing Director, Goldman, Sachs & Co.	1989 to 1992 & 1994 to 2005

Gene C. Wulf (58)	Director	2006 to present
	Senior Vice President and Chief Financial Officer	2005 to present
	Vice President, Chief Financial Officer and Treasurer	2002 to 2005
	Vice President and Controller	1998 to 2002
	Vice President and Assistant Controller	1997 to 1998
	Various financial and management positions within the Company	1975 to 1997

(1)                Identified operation is a 100 percent owned subsidiary or division of the Company.

The Company’s annual CEO certification to the NYSE for the previous year was submitted to the NYSE on May 19, 2008.  The Company’s CEO and CFO executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 which are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  No qualifications were taken with respect to any of the certifications.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008, and such information is expressly incorporated herein by reference.

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

BEMIS COMPANY, INC.

By	/s/ Gene C. Wulf	By	/s/ Stanley A. Jaffy
	Gene C. Wulf, Senior Vice President		Stanley A. Jaffy, Vice President
	and Chief Financial Officer		and Controller
	Date February 27, 2009		Date February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gene C. Wulf	/s/ Stanley A. Jaffy
Gene C. Wulf, Senior Vice President	Stanley A. Jaffy, Vice President
and Chief Financial Officer	and Controller (principal accounting officer)
Date February 27, 2009	Date February 27, 2009

/s/ Jeffrey H. Curler	/s/ William J. Bolton
Jeffrey H. Curler, Chairman of the Board	William J. Bolton, Director
and Executive Chairman	Date February 27, 2009
Date February 27, 2009

/s/ David S. Haffner	/s/ Barbara L. Johnson
David S. Haffner, Director	Barbara L. Johnson, Director
Date February 27, 2009	Date February 27, 2009

/s/ Timothy M. Manganello	/s/ Roger D. O’Shaughnessy
Timothy M. Manganello, Director	Roger D. O’Shaughnessy, Director
Date February 27, 2009	Date February 27, 2009

/s/ Paul S. Peercy	/s/ Edward N. Perry
Paul S. Peercy, Director	Edward N. Perry, Director
Date February 27, 2009	Date February 27, 2009

/s/ William J. Scholle	/s/ Henry J. Theisen
William J. Scholle, Director	Henry J. Theisen, Director, President
Date February 27, 2009	and Chief Executive Officer
Date February 27, 2009

/s/ Holly Van Deursen	/s/ Philip G. Weaver
Holly Van Deursen, Director	Philip G. Weaver, Director
Date February 27, 2009	Date February 27, 2009

/s/ Gene C. Wulf, Director	/s/ Jeffrey H. Curler
Gene C. Wulf, Director	Jeffrey H. Curler, Director
Date February 27, 2009	Date February 27, 2009

Exhibit Index

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust
	National Association (formerly known as First Trust National Association), as Trustee. (2)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (3)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo
	Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association). (4)	Incorporated by Reference
10(a)	Bemis Company, Inc. 2001 Stock Incentive Plan, Amended and
	Restated as of January 1, 2008.*	Filed Electronically
10(b)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and
	Restated as of August 4, 1999.* (5)	Incorporated by Reference
10(c)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (6)	Incorporated by Reference
10(d)	Bemis Retirement Plan, Amended and Restated as of December 31, 2005.* (7)	Incorporated by Reference
10(e)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of January 1, 2008.*	Filed Electronically
10(f)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2008.*	Filed Electronically
10(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (5)	Incorporated by Reference
10(h)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (8)	Incorporated by Reference
10(i)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (9)	Incorporated by Reference
10(j)	Credit Agreement dated as of August 14, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, NA, as Administrative Agent. (10)	Incorporated by Reference
10(k)	Bemis Supplemental BIPSP, as Established Effective January 1, 2006.*	Filed Electronically
10(l)	Bemis Investment Incentive Plan, Amended and Restated Effective as of January 1, 2006.* (7)	Incorporated by Reference
10(m)	Bemis Company, Inc. 2007 Stock Incentive Plan, Amended and Restated as of January 1, 2008.*	Filed Electronically
10(n)	Amended and Restated Long-Term Credit Agreement dated as of April 29, 2008, among the Registrant,
	the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. (11)	Incorporated by Reference
10(o)	Amended and Restated 364-Day Credit Agreement dated as of April 29, 2008, among the Registrant,
	the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. (11)	Incorporated by Reference
10(p)	Bemis Deferred Compensation Plan, as amended Effective January 1, 2009.*	Filed Electronically
14	Financial Code of Ethics. (3)	Incorporated by Reference
21	Subsidiaries of the Registrant.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(4)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(9)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2005 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-5277).
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Profit & Loss	Writeoffs		Foreign Currency Impact	Other		Balance at Close of Year

RESERVES FOR DOUBTFUL ACCOUNTS AND ALLOWANCES
2008	$19,311	$17,073	$(15,317	)(1)	$(1,534)	(3,271	)(4)	$16,262
2007	$20,287	$7,385	$(9,252	)(2)	$891			$19,311
2006	$19,120	$12,599	$(11,947	)(3)	$515			$20,287

RESERVES FOR INVENTORY
2008	$19,718	$4,858	$(4,681)		$(979)			$18,916
2007	$19,203	$4,907	$(4,703)		$311			$19,718
2006	$16,438	$5,101	$(2,659)		$323			$19,203

(1) Net of $220 collections on accounts previously written off.

(2) Net of $396 collections on accounts previously written off.

(3) Net of $245 collections on accounts previously written off.

(4) Customer rebates accrual reclassified to accounts payable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANACIAL STATEMENT SCHEDULE

To the Board of Directors of Bemis Company, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2009 appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 27, 2009