Form 10-Q
period 2009-03-31
BEMIS CO INC
filed 2009-05-11
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2009

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

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company.  YES ☐ NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 8, 2009, the Registrant had 99,923,718 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the three months ended March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Generally about 60 percent of our total company net sales are to customers in the food industry.  Our products are used to package or label items in nearly every aisle of the grocery store, including both branded and private label products.

Market Conditions

The global recession and credit crisis that began in 2008 continued to impact our markets during the first quarter of 2009.  Demand for flexible packaging and pressure sensitive materials from industrial, housing, and automotive markets has weakened in this environment.  Our flexible packaging business segment primarily serves the more resilient food, consumer staples, and medical packaging markets and is currently benefiting from a temporary raw material cost advantage which is expected to moderate during the second quarter as customer contract mechanisms adjust to reflect current raw material costs.

Reduced performance in our pressure sensitive materials business is reflecting the weakness in global economic conditions.  Many of our customers in this segment operate in the advertising, automotive, housing, and consumer discretionary markets, all of which have experienced a dramatic decline in product demand in this economic environment.

Results of Operations — First Quarter 2009

Consolidated Overview

Net sales for the first quarter ended March 31, 2009, were $843.4 million compared to $947.3 million in the first quarter of 2008, a decrease of 11.0 percent.  Currency effects decreased net sales by 8.3 percent compared to the same quarter of 2008.  The remaining 2.7 percent decrease in net sales reflects lower unit volume partially offset by a favorable price and mix impact compared to the first quarter of 2008.

Net income totaled $36.7 million for the first quarter of 2009, compared to $42.3 million for the same period of 2008.  Diluted earnings per share were $0.36 for the first quarter of 2009 compared to $0.41 in the first quarter of 2008.  Results for the first quarter of 2009 include a $0.02 per share charge related to severance costs associated with workforce reductions.  Results for the first quarter of 2009 also include a $0.06 per share charge related to the adoption of Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (FAS 141(R)).

Effective on a prospective basis for our fiscal years beginning January 1, 2009, FAS 141(R) requires that acquisition costs associated with a possible business combination must be expensed as incurred.  During the first quarter of 2009, we recorded a pre-tax charge of $9.1 million, or $0.06 per share, of accounting, legal and other professional fees associated with a possible business acquisition.  These costs are recorded as other costs (income) on the consolidated statement of income.  These acquisition efforts are ongoing.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment decreased to $715.2 million this quarter compared to $781.6 million in the first quarter of 2008, an 8.5 percent decrease. Currency effects reduced net sales by 8.7 percent during the current quarter, reflecting the impact of the weakened European and Brazilian currencies.  Excluding the impact of currency, flexible packaging net sales increased to markets representing about 60 percent of flexible packaging sales, including markets for processed meat and cheese, dairy and liquids, dry foods, bakery, and medical products.  Flexible packaging net sales to other markets declined from 2008 levels.

Operating profit from the flexible packaging business segment was $91.4 million during the first quarter of 2009 compared to $78.6 million during the first quarter of 2008 (See accompanying notes to the financial statements, Note 9, “Segments of Business,” for a reconciliation of operating profit (loss) to income before income taxes and noncontrolling interest.)   Operating profit as a percentage of net sales for the first quarter of 2009 was 12.8 percent compared to 10.1 percent for the first quarter of 2008.  Higher operating profit reflects the impact of both lower raw material costs in 2009 and the benefit of broad-based cost improvement programs.  The raw material cost benefit is expected to moderate during the second quarter as customer contract mechanisms adjust to reflect current raw material costs.  Results for the first quarter of 2009 were negatively impacted by $1.1 million of severance charges associated with workforce reduction events intended to adjust workforce levels to better match market demands for certain product lines.

Pressure Sensitive Materials Business Segment

First quarter net sales for the pressure sensitive materials business segment were $128.2 million in 2009 compared to $165.7 million in 2008, a 22.6 percent decrease.  Currency effects reduced net sales by 6.5 percent.  Net sales decreased in all product lines, driven primarily by lower unit volumes.  Customers for these products operate in markets such as advertising, automotive, housing, and consumer discretionary products, all of which have been negatively impacted by the continuing weakness in global economic conditions.

Operating loss from the pressure sensitive materials business in the first quarter of 2009 was $1.9 million, or (1.5) percent of net sales, compared to operating profit of $11.9 million, or 7.2 percent of net sales, in the first quarter of 2008 (See accompanying notes to the financial statements, Note 9, “Segments of Business,” for a reconciliation of operating profit (loss) to income before income taxes and noncontrolling interest.)  During 2009, operating profit included a $2.6 million charge for severance related to workforce reduction events intended to adjust workforce levels to better match current market demands.  Performance in this business segment was negatively impacted by substantially lower market demand for products in all product lines.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses were about the same for each period, with $88.8 million for the first quarter of 2009 compared to $88.7 million for the first quarter of 2008.  As a percentage of sales, this category of expenses was 10.5 percent in the first quarter of 2009 and 9.4 percent in the first quarter of 2008.  The increase in the ratio of these expenses as a percentage of net sales in 2009 reflects the decrease in net sales for the period.

Interest Expense

Interest expense was $6.0 million for the first quarter of 2009, a decrease of $3.0 million from the first quarter of 2008, reflecting lower debt levels and lower interest rates in 2009.

Other Costs (Income), Net

In the first quarter of 2009, other costs and income included $4.7 million of financial income compared to $7.7 million for the first quarter of 2008.  Lower financial income reflects a $3.0 million decrease in interest income due to lower cash balances held outside of the United States in 2009.  Other costs and income also included $9.1 million of professional fees associated with a possible business combination.  These costs are expensed in accordance with Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (FAS 141(R)) which we adopted on January 1, 2009.

Income Taxes

Our effective tax rate was 36.3 percent in the first quarter of 2009, compared to the rate for the same period of 2008 of 36.2 percent.  The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  Our effective tax rate for each of the years presented has been impacted by the recast of net income attributable to noncontrolling interests (formerly called minority interest) to a position after Income before income taxes and noncontrolling interests in accordance with Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements (FAS 160), an amendment to ARB No. 51 which we adopted on January 1, 2009.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and total equity) was 29.1 percent at March 31, 2009, compared to 31.5 percent at December 31, 2008.  Total equity as of December 31, 2008, has been recast in accordance with FAS 160.  Total debt as of March 31, 2009, was $617.4 million, a decrease of $69.2 million from the balance of $686.6 at December 31, 2008.

Sources of Liquidity

Net cash provided by operating activities was $148.3 million in the first quarter of 2009 compared to $55.6 million in the same period of 2008.  A $52.8 million reduction in working capital supported strong cash flow from operations for the first quarter of 2009.

As of March 31, 2009, Bemis had available from its banks a total of $625.0 million of revolving credit facilities.  These credit facilities are used principally as back-up for the Company’s commercial paper program.  As of March 31, 2009, there was $282.8 million of debt outstanding supported by these credit facilities, leaving $342.2 million of available credit.  Credit facilities of $200.0 million expired on April 28, 2009.  We have decided not to replace these credit facilities at this time.  We continue to maintain our $425 million credit facility that expires in 2013.  Cash flows from operating activities are expected to continue to provide sufficient liquidity to meet future cash obligations.

Uses of Liquidity

Capital expenditures were $22.2 million for the three months ended March 31, 2009, compared to $28.4 million for the same period of 2008.  In February 2009, the Board of Directors approved the 26th consecutive annual increase in the quarterly cash dividend on common stock to 22.5 cents per share, a 2.3 percent increase.  During the second quarter of 2009, we anticipate making a contribution to our U.S. pension plans totaling $30.0 million.

New Accounting Pronouncements

FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1)

The calculation of basic and diluted earnings per share for both of the years presented has been modified to reflect FSP No. EITF 03-6-1, effective January 1, 2009.  This FASB Staff Position further interprets and clarifies the computation of shares outstanding for share-based awards.  The impact of this modification is a $0.01 per share decrease in basic and diluted earnings per share for each of the periods presented.  Earnings per share for the first quarter of 2008 have been recast to reflect the impact of this new accounting guidance.

Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (FAS 141(R))

First quarter 2009 diluted earnings per share included a pre-tax charge of $9.1 million or $0.06 per share from the implementation of FAS 141(R).  Effective on a prospective basis for Bemis’ fiscal years beginning January 1, 2009, this new accounting standard requires that acquisition costs associated with a possible business combination must be expensed when incurred.  These costs are principally accounting, legal, and other professional fees associated with Bemis’ due diligence on a possible business acquisition.

Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements (FAS 160), an amendment to ARB No. 51

The presentation of minority interest has been repositioned in accordance with FAS 160.  In the income statement, minority interest is presented on an after-tax basis, following a subtotal entitled “Net income before noncontrolling interests”.  In the balance sheet, minority interest is now referred to as “Noncontrolling interests” and is now presented as a component of “Total equity”.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations (pursuant to FAS No. 141(R)); changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

Blown film — A plastic film that is extruded through an annular die in the form of a tube and then expanded by an internal column of air in the manufacturing process.

Bundling films — A film manufactured by a modified blown film process that is used for wrapping and holding multipacks of products such as canned goods and bottles of liquids, replacing corrugate and fiberboard.

Cast film — A plastic film that is extruded through a straight slot die as a flat sheet during its manufacturing process.

Coextruded film — A blown or cast film extruded with multiple layers extruded simultaneously.

Controlled atmosphere packaging — A package which limits the flow of elements, such as oxygen, carbon dioxide or moisture, into or out of the package.

Decorative products — Pressure sensitive materials used for decorative signage, promotional items, and displays and advertisements.

EZ Open Packaging — Any one of a series of technologies employed to allow the consumer easy access to a packaged product. Peelable closures, laser or other physical scoring/abrasion of a packaging film may be used. EZ Open can be combined with reclose features such as plastic zippers or the inclusion of pressure sensitive materials into the packaging film.

Flexible polymer film — A non-rigid plastic film. Generally the shape of the package changes as the product contained in it is removed.

Flexographic printing — The most common flexible packaging printing process in North America using a raised rubber or alternative material image mounted on a printing cylinder.

In-line overlamination — The ability to add a protective coating to a printed material during the printing process.

Label products — Pressure sensitive materials made up and sold in roll form.

Labelstock — Pressure sensitive material designed for the label markets.

Laminate/Barrier laminate — A multilayer plastic film made by laminating two or more films together with the use of adhesive or a molten plastic to achieve the distribution and use requirements for the planned package contents. Alternately, a barrier layer can also be included as one of the films or in the laminating medium to protect the packaged products from such things as moisture, oxygen or other environmental factors.

Modified atmosphere packaging — A package in which the normal atmospheric composition of air inside the package has been modified by replacing it with a gas such as nitrogen.

Monolayer film — A single layer extruded plastic film.

Multiwall paper bag — A package made from two or more layers, at least one of which is paper, which have not been laminated.

Pouches and bags — An option that delivers a semi-finished package, instead of rollstock, to a customer for filling product and sealing/closing the package for distribution.

Pressure sensitive material — A material coated with adhesive such that upon contact with another material it will stick.

Prime label — A pressure sensitive label used as the primary decorative label or secondary label, typically on a consumer product.

Rigid Packaging — A form of Packaging in which the shape of the package is retained as its contents are removed in use. Bottles, trays and clamshell packaging are examples.

Rollstock — The principal form in which flexible packaging material is delivered to a customer.  Finished film wound on a core is converted in a process at the end user’s plant that forms, fills, and seals the package of product for delivery to customers.

Rotogravure printing — A high quality, long run printing process utilizing a metal engraved cylinder.

Sheet products — Pressure sensitive materials cut into sheets and sold in sheet form.

Shrink film/ Barrier shrink film— A packaging film consisting of polyethylene and/or polypropylene resins extruded via a tubular process.  The film is cooled and then reheated and stretched at a temperature near its melting point. The film can be irradiated with an electron beam in a second process to cross link the molecules for added heat resistance and strength.  The film is made to shrink around a product to be packaged by an application of a thermal treatment.  Alternately, a layer of an oxygen barrier material can be included to manufacture a barrier shrink film product.

Stretch film — A plastic film with a significant ability to stretch which is used to wrap pallets of goods in the shipping process.

Technical products — Technically engineered pressure sensitive materials used primarily for fastening and mounting functions, for example in cell phones, appliances, and electronic devices.

Thermoformed plastic packaging — A package formed by applying heat to a film to shape it into a tray or cavity and then sealing a flat film on top of the package after it has been filled.

UV inhibitors — Chemical agents included in a film to protect products against ultraviolet rays.

Variable information label — A pressure sensitive label that is typically printed with a bar code or other type of variable information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2009.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

BEMIS COMPANY, INC.

Date	May 11, 2009	/s/ Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	May 11, 2009	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (2)	Incorporated by Reference
4(b)	Certificate of Bemis Company, Inc. regarding Rights Agreement. (3)	Incorporated by Reference
4(c)	Rights Agreement, dated as of July 29, 1999, between the Registrant and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association). (4)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).
(4)	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on August 4, 1999 (File No. 1-5277).