Form 10-Q
period 2009-06-30
BEMIS CO INC
filed 2009-08-10
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company.  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2009, the registrant had 107,995,305 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended June 30, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.

Market Conditions

The global recession that began in 2008 continued to impact our markets during the second quarter of 2009.  Our flexible packaging business segment primarily serves the food, consumer staples, and medical packaging markets and is currently benefiting from a temporary raw material cost advantage which is expected to moderate during the second half of 2009 as customer contract mechanisms adjust to reflect current raw material costs.

Performance in our pressure sensitive materials business is reflecting the weakness in global economic conditions.  Our customers in this segment operate in the advertising, automotive, housing, and consumer product markets, all of which have experienced a dramatic decline in product demand in this economic environment.

Acquisition of South American Rigid Packaging Operations of Huhtamaki Oyj

On June 3, 2009, Bemis announced that it acquired the South American rigid packaging operations of Huhtamaki Oyj, a global manufacturer of consumer and specialty packaging.  This rigid packaging business, which includes three facilities in Brazil and one facility in Argentina, recorded annual net sales of approximately $86 million in 2008, primarily to dairy and food service markets.  The purchase price of $43.0 million was paid with a combination of $32.3 million cash on hand, $1.9 million of debt assumed, and a $8.8 million note payable to the seller.  As of June 30, 2009, $1.5 million remained outstanding on the note payable to seller which is due May 31, 2010.  We expect this acquisition to be modestly accretive to earnings per share in 2009.  The fair value of assets and liabilities acquired was $51.8 and $10.7 respectively.

Results of Operations — Second Quarter 2009

Consolidated Overview

Net sales for the second quarter ended June 30, 2009, were $866.4 million compared to $980.0 million in the second quarter of 2008, a decrease of 11.6 percent.  Currency effects decreased net sales by 6.7 percent compared to the same quarter of 2008.  The remaining 4.9 percent decrease in net sales reflects lower unit volume partially offset by a favorable price and mix impact compared to the second quarter of 2008.

Net income attributable to Bemis Company, Inc. totaled $48.5 million for the second quarter of 2009, compared to $46.4 million for the same period of 2008.  Diluted earnings per share were $0.47 for the second quarter of 2009 compared to $0.45 in the second quarter of 2008.  Results for the second quarter of 2009 were negatively impacted by a $0.03 per share charge related to acquisition related costs.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment, which represented about 85 percent of total Company net sales for the second quarter of 2009, decreased to $733.5 million compared to $813.9 million in the second quarter of 2008, a 9.9 percent decrease. Currency effects accounted for a 6.6 percent net sales decrease during the second quarter of 2009.  The remaining 3.3 percent decrease in net sales was driven principally by lower overall sales volumes partially offset by improved price and mix.  Flexible packaging for certain products, including dairy and liquids, dry foods, and bakery products, experienced higher sales volume compared to the prior year.

Operating profit from the flexible packaging business segment was $102.3 million during the second quarter of 2009 compared to $88.9 million during the second quarter of 2008.  Operating profit as a percentage of net sales for the second quarter of 2009 was 13.9 percent compared to 10.9 percent for the second quarter of 2008.  The net effect of foreign exchange gains and currency translation impacts decreased operating profit in the second quarter of 2009 by $5.0 million compared to the same quarter of 2008.  Higher operating profit reflects the impact of both lower raw material costs in 2009 and the benefit of operating efficiency and cost improvement programs.

Pressure Sensitive Materials Business Segment

Second quarter net sales for the pressure sensitive materials business segment were $132.9 million in 2009 compared to $166.1 million in 2008, a decrease of 20.0 percent.  Currency effects accounted for a 7.1 percent net sales decline.  Net sales decreased in all market areas.  Volumes in this business segment are down significantly as a result of the continuing weakness in global economic conditions.

Operating profit from the pressure sensitive materials business in the second quarter of 2009 was $2.9 million, or 2.2 percent of net sales, compared to $9.1 million, or 5.5 percent of net sales, in the second quarter of 2008.  Lower volume levels across all product lines in this segment have negatively impacted operating profit in spite of management’s efforts to reduce costs and adjust operations to lower volume levels.  The net effect of currency translation and foreign exchange transactions was insignificant to the results of the quarter.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses were $88.7 million for the second quarter of 2009 compared to $88.2 million for the second quarter of 2008.  As a percentage of sales, this category of expenses was 10.2 percent in the second quarter of 2009 and 9.0 percent in the second quarter of 2008, reflecting lower net sales levels in 2009.

Interest Expense

Interest expense was $5.9 million for the second quarter of 2009, a decrease of $5.2 million from the second quarter of 2008, reflecting lower debt levels and lower interest rates in 2009.

Other Costs (Income), Net

In the second quarter of 2009, other costs and income included $4.7 million of financial income compared to $8.8 million for the second quarter of 2008.  This decrease reflects lower interest income from cash balances invested outside of the United States during 2009.  Cash balances in our Brazilian operations were used to fund the acquisition of the rigid packaging business in Brazil this quarter.  Other costs and income also included $4.7 million of professional fees associated with the acquisition of the South American rigid packaging operations of Huhtamaki Oyj and the pending acquisition of Alcan Packaging Food Americas described below.

Income Taxes

Our effective tax rate was 36.7 percent in the second quarter of 2009, a small increase from our rate of 36.5 percent for the same period of 2008.  The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits. Our effective tax rate for each of the periods presented has been impacted by the recast of net income attributable to noncontrolling interests (formerly called minority interest) to a position after income before income taxes and noncontrolling interests in accordance with recent changes in accounting guidance.

Results of Operations — Six Months Ended June 30, 2009

Consolidated Overview

Net sales for the six months ended June 30, 2009, were $1.7 billion, a decrease of 11.3 percent compared to net sales for the first six months of 2008.  Currency effects decreased net sales by 7.2 percent in the first six months of 2009 compared to the same period of 2008.

Net income attributable to Bemis Company, Inc. totaled $85.2 million for the first six months of 2009, compared to $88.7 million for the same period of 2008.  Diluted earnings per share were $0.82 for the first six months of 2009 compared to $0.86 for the first six months of 2008.  Results for the first six months of 2009 were negatively impacted by charges primarily associated with acquisition related costs totaling $0.11 per share.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment for the first six months of 2009 were $1.4 billion, a decrease of 9.2 percent compared to the same period of 2008.  Currency effects decreased net sales by 7.3 percent in the first six months of 2009 compared to the same period of 2008.  The remaining sales decrease was driven by lower sales of packaging for certain products in meat and cheese, confectionery and snack, health and hygiene, multipack, pet food, and industrial market categories.  This was partially offset by increased sales of packaging for dairy and liquid, dry food, bakery and medical device market categories.

Operating profit from the flexible packaging business segment was $193.7 million, compared to $167.5 million during the first six months of 2008.  Operating profit as a percent of net sales was 13.4 percent for the six months ended June 30, 2009 compared to 10.5 percent in the same period of 2008.  Operating profit in 2009 reflects the positive impact of lower raw material costs in 2009 and the benefit of operating efficiency and cost improvement programs.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment decreased 21.3 percent to $261.1 million during the first six months of 2009 compared to $331.7 million in 2008.  Currency effects decreased net sales by 6.8 percent in the first six months of 2009.  Excluding the effects of currency, the decrease in net sales reflects lower sales volume in all product lines due to weak global economic conditions.

Operating profit from the pressure sensitive materials business in the first six months of 2009 was $1.0 million, or 0.4 percent of net sales, compared to $20.9 million, or 6.3 percent of net sales, in the same period of 2008.  Results of operations for this segment were negatively impacted by the substantial decline in sales volumes in 2009.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $177.5 million for the six months ended June 30, 2009, compared to $177.0 million for the first six months of 2008.  As a percentage of sales, this category of expenses increased in the first six months of 2009 to 10.4 percent compared to 9.2 percent in the same period of 2008, reflecting lower net sales levels in 2009.

Interest Expense

Interest expense was $11.9 million for the first six months of 2009, a decrease of $8.3 million from the same period of 2008 driven by lower debt levels and interest rates in 2009.

Other Costs (Income), Net

For the first six months of 2009, other costs and income included $9.4 million of financial income compared to $16.4 million financial income for the same period of 2008.  Financial income is primarily generated from fiscal incentives for certain locations and is considered as a part of flexible packaging operating profit.  Financial income also includes interest income, which decreased compared to the first six months of 2008 primarily as a result of cash balances in our Brazilian operations being applied to debt repayment and used to fund the recent acquisition of the rigid packaging business in Brazil.  Other costs and income also included $13.7 million of professional fees associated with the acquisition of the South American rigid packaging operations of Huhtamaki Oyj and planned purchase of Alcan Packaging Food Americas.

Income Taxes

Our effective tax rate was 36.5 percent in the first six months of 2009, compared to our rate for the same period of 2008 of 36.4 percent.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for total year 2009 to be 36.5 percent.  Our effective tax rate for each of the periods presented has been impacted by the recast of net income attributable to noncontrolling interests (formerly called minority interest) to a position after income before income taxes and noncontrolling interests in accordance with recent changes in accounting guidance.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities, and total equity) was 26.3 percent at June 30, 2009, compared to 31.5 percent at December 31, 2008.  Total equity as of December 31, 2008, has been recast in accordance with recent changes in accounting guidance.  Total debt as of June 30, 2009, was $592.1 million, a decrease of $94.5 million from the balance of $686.6 at December 31, 2008.

Sources of Liquidity

Net cash provided by operating activities was $267.3 million for the first six months of 2009 compared to $127.9 million in the same period of 2008.  Strong cash flow from operations for the six months of 2009 was driven by the successful reduction in working capital during the first half of 2009 compared to a use of cash for working capital driven by higher raw material costs during the same period of 2008.

As of June 30, 2009, Bemis had available from its banks a total of $425.0 million of revolving credit facilities.  These credit facilities are used principally as back-up for the Company’s commercial paper program.  As of June 30, 2009, there was $257.6 million of debt outstanding supported by these credit facilities, leaving $167.4 million of available credit.  Cash flows from operating activities are expected to continue to provide sufficient liquidity to meet future operating cash requirements.

In connection with the pending acquisition of Alcan Packaging Food Americas, we amended our $425 million revolving credit facility to increase available borrowings to $625 million in addition to changes made to accommodate new lenders and the impact of the planned acquisition.  The amendment will be effective upon the closing of the acquisition.  Combined with the net proceeds of the July 2009 bond and common stock offerings, our borrowing facilities are expected to provide liquidity sufficient to fund the acquisition and the future operating cash requirements of the combined company.

Uses of Liquidity

Capital expenditures were $45.3 million for the six months ended June 30, 2009, compared to $58.6 million for the same period of 2008.  In addition to capital expenditures, cash flow during the first six months of 2009 supported $46.5 million of common stock dividend payments, a $30.0 million tax-deductible voluntary pension contribution, and a $43.0 million acquisition in the growing South American packaging market.

Subsequent Events

Pending Acquisition of Alcan Packaging Food Americas

On July 5, 2009, we signed a definitive agreement to acquire the Food Americas operations of Alcan Packaging, a business unit of international mining group Rio Tinto plc (LON: RIO; ASX: RIO), for $1.2 billion.  Pursuant to the agreement, we will acquire 23 Food Americas flexible packaging facilities in the U.S., Canada, Mexico, Brazil, Argentina, and New Zealand.  These facilities produce flexible packaging for the food and beverage industries.  As a condition of signing, we secured bridge financing for $800 million of the total purchase price and had the option to pay to the seller up to $200 million of the purchase price in common stock of the Company.  The transaction is expected to be accretive to diluted GAAP earnings per share beginning in 2010.  The transaction is expected to close by the end of 2009, subject to customary closing conditions and regulatory review.

On July 29, 2009, the Company amended our July 5, 2009, agreement above to reflect the receipt of $800 million bond and $200 million equity offerings (see Acquisition Financing below).  Accordingly, we no longer require bridge financing nor will we pay to the seller any common stock of the Company in connection with the acquisition.  The amendment therefore, terminated our bridge financing and our option to fund a portion of the purchase price by issuing Company common stock to the seller.

Acquisition Financing

On July 27, 2009, we issued $800 million of senior notes, consisting of $400 million aggregate principal amount of 5.65% senior notes due 2014 and $400 million aggregate principal amount of 6.80% senior notes due 2019.  We will pay interest on the notes semi-annually on February 1st and August 1st of each year, beginning on February 1, 2010.  We will be required to redeem the notes in the event the acquisition is not completed.  As a result of the bond issuance, our bridge financing was no longer considered necessary and the related bridge financing agreement was terminated.

On July 28, 2009, we sold 8,055,000 shares of Bemis Common Stock, including 355,000 shares sold pursuant to the partial exercise of the Underwriters’ overallotment option.  We received proceeds from the offering of approximately $200 million.  The Underwriters have a remaining overallotment option for 800,000 shares until August 21, 2009.

The net proceeds from the bond and equity offerings will be used to finance a portion of the $1.2 billion purchase price of the pending acquisition of Alcan Packaging Food Americas described above.  The remainder of the purchase price is expected to be financed with commercial paper near the time of the transaction closing.  In connection with the pending Alcan Packaging Food Americas acquisition, management expects to incur ongoing financing costs and professional fees, which will negatively impact earnings per share until the transaction closing.

Rights Agreement

On July 8, 2009, the Company entered into an Amendment (Rights Agreement Amendment) to the Rights Agreement (Rights Agreement) dated as of July 29, 1999, between the Company and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association) as rights agent.  The Rights Agreement Amendment changes the final expiration date of the Rights Agreement from August 23, 2009 to July 8, 2009.  Accordingly, the preferred share purchase rights (Rights) granted under the Rights Agreement expired at the close of business on July 8, 2009, and the Rights Agreement has been terminated and is of no further force and effect.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; unanticipated product liability costs or customer claims related to product quality issues; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; costs associated with the pursuit of business combinations; unexpected costs associated with acquisition related activities; changes in working capital requirements; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2009.  For additional information, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 14 of the Notes to Consolidated Financial Statements included in Exhibit 19 to this Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

On July 5, 2009, we signed a definitive agreement to acquire the Food Americas operations of Alcan Packaging (the Food Americas Acquisition), a business unit of international mining group Rio Tinto plc (LON: RIO; ASX: RIO), for $1.2 billion.  Pursuant to the agreement, we will acquire 23 Food Americas flexible packaging facilities in the U.S., Canada, Mexico, Brazil, Argentina, and New Zealand.  These facilities produce flexible packaging for the food and beverage industries.  The transaction is expected to close by the end of 2009, subject to customary closing conditions and regulatory review.

This pending Food Americas Acquisition presents additional or increased risk factors as follows:

We may not realize the expected benefits of the Food Americas Acquisition because of integration difficulties and other challenges

The success of the Food Americas Acquisition will depend, in part, on our ability to realize the anticipated synergies, and cost savings from integrating the Alcan Packaging Food Americas business with our existing businesses. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations of the Alcan Packaging Food Americas business include, among others:

•      failure to implement our business plan for the combined business;

•      unanticipated issues in integrating manufacturing, logistics, information, communications, and other systems;

•      unanticipated changes in applicable laws and regulations;

•      failure to retain key employees;

•      operating risks inherent in the Alcan Packaging Food Americas business and our business;

•      the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•      unanticipated issues, expenses, and liabilities.

We may not accomplish the integration of the Alcan Packaging Food Americas business smoothly, successfully, or within the anticipated costs or timeframe. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Food Americas Acquisition and could adversely affect our business.

We have incurred and will incur significant transaction and acquisition-related costs in connection with the Food Americas Acquisition.

We have incurred and will incur significant costs in connection with the Food Americas Acquisition. The substantial majority of these costs will be non-recurring expenses related to the Food Americas Acquisition, facilities, and systems consolidation costs.  We may incur additional costs to maintain employee morale and to retain key employees. We will also incur substantial transaction fees and costs related to formulating integration plans. Additional costs will be incurred in the integration of the Alcan Packaging Food Americas business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our substantial debt obligations upon closing of the Food Americas Acquisition could adversely affect our business and limit our ability to plan for or respond to changes in our business.

Our substantial debt obligations could have important consequences to our business. For example:

•      we may be more vulnerable to general adverse economic and industry conditions;

•      we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions;

•      we are exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest;

•      our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

In addition, the restrictions in certain of our credit agreements may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted.

Increases in interest rates will increase the cost of servicing our debt and could reduce our profitability.

Increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

The transition services to be provided by Rio Tinto for the Alcan Packaging Food Americas business may be difficult for us to replace without operational problems and additional costs.

We intend to enter into a transition services agreement with Rio Tinto pursuant to which Rio Tinto will provide us certain transition services for the Alcan Packaging Food Americas business for certain periods of time following the closing date of the Acquisition. These services could include, among others, certain services relating to finance and administration, human resources, payroll and information technology. If, after the expiration of the agreement, we are unable to perform these services for the Alcan Packaging Food Americas business or replace them in a timely manner or on terms and conditions as favorable as those we receive from Rio Tinto, we may experience operational problems and an increase in its costs. In addition, the costs for such services may be higher than the allocated costs for such services when the Alcan Packaging Food Americas business was operated as part of Rio Tinto.

Completion of the Food Americas Acquisition is subject to the receipt of consents and approvals from, or the making of filings with, government entities that could delay completion of the Food Americas Acquisition or impose conditions that could have a material adverse effect on the Company or that could cause abandonment of the Food Americas Acquisition.

The Food Americas Acquisition is subject to review by the Antitrust Division of the U.S. Department of Justice or the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under this statute, the Company and Rio Tinto are required to make pre-merger notification filings and to await the expiration of the statutory waiting period prior to completing the Food Americas Acquisition. If the federal antitrust authority challenges the Food Americas Acquisition, we cannot assure you that such a challenge would not be successful. Any such challenge may seek to enjoin the Food Americas Acquisition, impose conditions on the completion of the Food Americas Acquisition or require changes to the terms of the Food Americas Acquisition. Such conditions or changes could have the effect of preventing or delaying completion of the Food Americas Acquisition or imposing additional costs on us or limiting the revenues of the Company following the Food Americas Acquisition, any of which could have a material adverse effect on the Company. In addition, the Food Americas Acquisition is subject to obtaining Mexican Federal Law on Economic Competition Compliance. Under the Food Americas Acquisition agreement, we are obligated in good faith to seek to obtain U.S. antitrust and Mexican competition law approval of the Food Americas Acquisition, and are obligated to give and perform such commitments or undertakings to such antitrust or competition law authorities as are necessary to secure the approvals, but are not required to do so if any such remedy, strategically or financially, could reasonably be expected to result in a material adverse effect on us, the Alcan Packaging Food Americas business, or the prospects of the combined business. In addition, neither we nor Rio Tinto is obligated to complete the Food Americas Acquisition if any governmental authority in the United States, Brazil, or Mexico issues a legally binding order or obtains an injunction that prohibits the Food Americas Acquisition as a whole or makes any party to the Food Americas Acquisition agreement or its affiliates liable for a criminal offense. Failure to complete the Food Americas Acquisition on or prior to March 31, 2010, or termination of the purchase agreement related to the Food Americas Acquisition at any time on or prior to that date will result in the mandatory redemption of all of the notes sold by us in July 2009 at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest to the redemption date.

We may not be able to generate sufficient cash flows to meet our substantial debt service obligations after the Food Americas Acquisition.

We have considerable debt service obligations. We have incurred substantial additional debt in connection with the Food Americas Acquisition. Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy for us or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company’s 2009 Annual Meeting of Shareholders was held on May 7, 2009.

(b)           (1)   The shareholders voted for four director nominees for three-year terms.  There were no abstentions and no broker non-votes.  The vote was as follows:

Name of Candidate	Votes For	Votes Withheld
William J. Bolton	89,417,282	1,704,136
Barbara L. Johnson	89,836,148	1,285,270
Paul S. Peercy	89,914,841	1,206,577
Gene C. Wulf	83,757,641	7,363,777

In addition, the terms of the following directors continued after the meeting:  terms ending in 2010, Jeffrey H. Curler, Roger D. O’Shaughnessy, David S. Haffner, and Holly A. Van Deursen, terms ending in 2011, Edward N. Perry, William J. Scholle, Timothy M. Manganello, Philip G. Weaver, Henry J. Theisen.

(2)   The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.  The vote was 89,510,946 for, 1,508,634 against, and 101,834 abstentions.  There were no broker non-votes.

(3)   The shareholders voted to reapprove the 1997 Executive Officer Performance Plan.  The vote was 76,164,252 for, 3,461,671 against, and 570,640 abstentions.  There were 10,924,853 broker non-votes.

(4)   The shareholders voted to amend the 2007 Stock Incentive Plan.  The vote was 72,619,050 for, 6,981,965 against, and 595,547 abstentions.  There were 10,924,854 broker non-votes.

(3)   The shareholders voted down the Stockholder Proposal on Compensation Report.  The vote was 8,142,860 for, 70,472,073 against, and 1,581,629 abstentions.  There were 10,924,854 broker non-votes.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 10, 2009	/s/ Gene C. Wulf
Gene C. Wulf, Senior Vice President and
Chief Financial Officer

Date	August 10, 2009	/s/ Stanley A. Jaffy
Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Exhibit	Description	Form of Filing

3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)	Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust
	National Association (formerly known as First Trust National Association), as Trustee. (2)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).