Form 10-Q
period 2009-09-30
BEMIS CO INC
filed 2009-11-09
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 9, 2009, the registrant had 108,196,808 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements, enclosed as Exhibit 19 to this Form 10-Q, are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended September 30, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.

Market Conditions

Weak global economic conditions continue to create a challenging environment.  While the majority of our products are sold for food applications, our customers who operate in the advertising, automotive, housing, and industrial product markets are experiencing weak demand for their products.  In the more resilient food and consumer staples markets, consumers have increasingly focused on private label products and managing their food budgets.

The economic downturn that started in the second half of 2008 impacted economies around the world; however, we have noted that economic conditions in Brazil are strengthening ahead of our markets in North America or Europe.  With 13 plants located in South America, we are well positioned to benefit from economic growth in that region of the world.

Polymer resins, the primary raw materials used in our flexible packaging business segment, experienced rapid and steep cost increases during the first nine months of 2008, followed by rapid and steep cost decreases for the next nine months ended June 30, 2009.  The impact on our performance was margin pressure during periods of cost increase and some margin boost as raw material costs decreased.  During the third quarter of 2009, resin costs were relatively stable.

Pending Acquisition of Alcan Packaging Food Americas

On July 5, 2009, Bemis announced that it had signed a definitive agreement to acquire the Food Americas operations of Alcan Packaging, a business unit of international mining group Rio Tinto plc (LON: RIO; ASX: RIO), for $1.2 billion.  Pursuant to the agreement, Bemis will acquire 23 Food Americas flexible packaging facilities in the U.S., Canada, Mexico, Brazil, Argentina, and New Zealand.  These facilities produce flexible packaging for the food and beverage industries.  We are currently in the process of fulfilling a request for additional information and documentary material received from the U.S. Department of Justice on September 16, 2009, in connection with its Hart-Scott-Rodino regulatory review.  We are also in the process of fulfilling requests for additional information from antitrust authorities in Mexico, Canada, and Brazil.  The transaction is expected to be approved by the end of 2009, and Bemis will complete the acquisition as soon as possible thereafter.  The majority of the financing for this transaction was completed during the third quarter of 2009 through the issuance of public bonds and common shares issued in a public stock offering.  The remaining cash purchase price is expected to be financed in the commercial paper market at the time of closing.

July 2009 Public Bond Issuance

On July 27, 2009, we issued $400.0 million of bonds due in 2014 with a fixed interest rate of 5.65 percent and $400.0 million of bonds due in 2019 with a fixed interest rate of 6.80 percent.  The net proceeds of these bonds will be used as partial funding of the acquisition of the Alcan Packaging Food Americas business.

July 2009 Common Stock Offering

Bemis issued 8.2 million shares of common stock through a public stock offering during the third quarter.  The $202.8 million of net proceeds from this stock offering will also be used as partial funding of the Alcan Packaging Food Americas business.

Results of Operations — Third Quarter 2009

Consolidated Overview

Net sales for the third quarter ended September 30, 2009, were $898.9 million compared to $984.3 million in the third quarter of 2008, a decrease of 8.7 percent.  Currency effects decreased net sales by 3.6 percent compared to the same quarter of 2008.  The positive net sales impact of the June 2009 acquisition of the South American rigid packaging operations of Huhtamaki Oyj was 1.9 percent during the quarter.

Net income attributable to Bemis Company, Inc. totaled $35.8 million for the third quarter of 2009, compared to $44.3 million for the same period of 2008.  Diluted earnings per share were $0.33 for the third quarter compared to $0.43 in the third quarter of 2008.

Current quarter results were negatively impacted by $16.0 million or $0.09 per share of expenses associated with the planned acquisition of Alcan Packaging Food Americas announced on July 5, 2009.  In addition, current quarter earnings per share were reduced by a total of $0.08 related to the impact of the July 2009 issuance of public bonds and common stock described above.  The current quarter results also included a $3.6 million or $0.02 per share gain on sale of property in Brazil.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment, which represented about 85 percent of total Company net sales this quarter, decreased to $764.1 million this quarter compared to $826.4 million in the third quarter of 2008, a 7.5 percent decrease.  Currency effects accounted for a 3.8 percent net sales decrease during the current quarter.  The positive net sales impact of the June 2009 acquisition of the South American rigid packaging operations of Huhtamaki Oyj was 2.2 percent during the quarter.  The remaining 5.9 percent decrease in net sales was driven principally by lower unit volumes compared to the third quarter of 2008.

Operating profit from the flexible packaging business segment was $106.0 million during the third quarter of 2009 compared to $82.4 million during the third quarter of 2008.  Operating profit as a percentage of net sales for the third quarter of 2009 was 13.9 percent compared to 10.0 percent for the third quarter of 2008.  The net effect of currency translation and foreign exchange transactions decreased operating profit in the third quarter of 2009 by $1.3 million compared to the same quarter of 2008.  A $3.6 million gain on sale of property in Brazil is also included in operating profit for the third quarter of 2009.  Improved operating results in 2009 are primarily reflective of successful cost management and improved sales mix.  Operating margins in 2008 were negatively impacted by substantial increases in raw material costs during the third quarter.

Pressure Sensitive Materials Business Segment

Third quarter net sales for the pressure sensitive materials business segment were $134.8 million in 2009 compared to $157.9 million in 2008, a decrease of 14.6 percent.  Currency effects accounted for a 2.8 percent net sales decline.  Lower volume in each of the product lines in this business segment has substantially reduced net sales in 2009.  The effect of currency translation was not significant to the results of the quarter.

Operating profit from the pressure sensitive materials business in the third quarter of 2009 was $5.4 million, or 4.0 percent of net sales, compared to $9.0 million, or 5.7 percent of net sales, in the third quarter of 2008.  Lower volume in each of the product lines in this business has substantially reduced operating profit in 2009.  The net effect of currency translation and foreign exchange transactions was not significant to the results of the quarter.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses were $95.8 million for the third quarter of 2009 compared to $85.8 million for the third quarter of 2008.  As a percentage of sales, this category of expenses was 10.7 percent in the third quarter of 2009 and 8.7 percent in the third quarter of 2008.  Higher pension and employee incentive costs compared to the third quarter of 2008 increased total selling, general and administrative expenses for the third quarter of 2009.  The increase in the expenses as a percentage of net sales was also caused by lower net sales levels in 2009.

Interest Expense

Interest expense increased by $3.2 million to $13.4 million for the third quarter of 2009 compared to the third quarter of 2008.  This increase reflects the net effect of an additional $8.9 million of interest expense related to the $800.0 million of public bonds issued in July, partially offset by lower interest rates on a decreased level of commercial paper and other debt outstanding.

Other Costs (Income), Net

In the third quarter of 2009, other costs and income included $5.8 million of financial income compared to $9.2 million for the third quarter of 2008.  This change reflects a decrease in interest income from cash balances invested outside of the United States during 2009.  Specifically, cash balances in our Brazilian operations have been applied to debt repayment and used to fund the Huhtamaki rigid packaging acquisition in Brazil in June of 2009.  Other costs and income also included $16.0 million of acquisition-related expenses and a gain of $3.6 million on the sale of property located in Brazil.

Income Taxes

Our effective tax rate was 35.9 percent in the third quarter of 2009, compared to 35.6 percent for the same period of 2008.  The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent principally relates to state and local income taxes net of federal income tax benefits.

Results of Operations — Nine Months Ended September 30, 2009

Consolidated Overview

Net sales for the nine months ended September 30, 2009, were $2.6 billion, a decrease of 10.4 percent compared to net sales for the first nine months of 2008.  Currency effects decreased net sales by 6.2 percent in the first nine months of 2009 compared to the same period of 2008.  The remaining decrease in net sales reflects lower sales volumes partially offset by sales mix improvement.

Net income attributable to Bemis Company, Inc. totaled $121.1 million for the first nine months of 2009, compared to $133.0 million for the same period of 2008.  Diluted earnings per share were $1.15 for the first nine months of 2009 compared to $1.29 for the first nine months of 2008.

Earnings for the first nine months of 2009 were negatively impacted by $29.7 million, or $0.18 per share, of expenses associated with the planned acquisition of Alcan Packaging Food Americas announced on July 5, 2009, in addition to $4.0 million, or $0.02 per share, of severance charges incurred earlier in the year.  Results were also reduced by a total of $0.08 per share related to the impact of the July 2009 issuance of public bonds and 8.2 million shares of common stock described above.  These charges were partially offset by a $3.6 million or $0.02 per share gain on sale of property that occurred during the third quarter of 2009.

Flexible Packaging Business Segment

Net sales for the flexible packaging business segment for the first nine months of 2009 were $2.2 billion, a decrease of 8.6 percent compared to the same period of 2008.  Currency effects decreased net sales by 6.3 percent in the first nine months of 2009 compared to the same period of 2008.  The remaining net sales decrease was driven by lower net sales of packaging for certain products in meat and cheese, bakery products, confectionery and snack, health and hygiene, multipack, pet food, and industrial market categories.  This was partially offset by increased sales of packaging for dairy and liquid, and medical device market categories.

Operating profit from the flexible packaging business segment was $299.7 million, including a $3.6 million gain on sale of property.  This compares to $249.7 million during the first nine months of 2008.  Operating profit as a percent of net sales was 13.5 percent for the nine months ended September 30, 2009, compared to 10.3 percent in the same period of 2008.  Operating profit in 2009 reflects the positive impact of lower raw material costs in 2009 and the benefits of increased operating efficiency and cost improvement programs.

Pressure Sensitive Materials Business Segment

Net sales for the pressure sensitive materials business segment decreased 19.1 percent to $395.9 million during the first nine months of 2009 compared to $489.6 million in the same period of 2008.  Currency effects decreased net sales by 5.5 percent in the first nine months of 2009.  Excluding the effects of currency, the decrease in net sales reflects lower sales volume in all product lines due to weak economic conditions in North America and Europe.

Operating profit from the pressure sensitive materials business in the first nine months of 2009 was $6.5 million or 1.6 percent of net sales, including $2.6 million of severance charges associated with workforce reduction events to adjust workforce levels to better match market demands.  This compares to $30.0 million, or 6.1 percent of net sales, in the same period of 2008.  Results of operations for this segment have been negatively impacted by the substantial decline in sales volumes in 2009.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $273.3 million for the nine months ended September 30, 2009, compared to $262.8 million for the first nine months of 2008.  This increase is driven primarily by higher benefit plan costs in 2009.  As a percentage of sales, this category of expenses increased in the first nine months of 2009, to 10.5 percent compared to 9.0 percent in the same period of 2008.  The increase in expense as a percentage of net sales was amplified by lower net sales levels in 2009.

Interest Expense

Interest expense was $25.3 million for the first nine months of 2009, a decrease of $5.1 million from the same period of 2008.  Interest expense of $8.9 million during the third quarter of 2009 reflects the cost associated with the $800.0 million of public bonds issued in July 2009.  The impact of this additional interest cost was more than offset by lower interest rates and decreased levels of commercial paper and other debt outstanding during 2009.

Other Costs (Income), Net

For the first nine months of 2009, other costs and income included $15.1 million of financial income compared to $25.6 million financial income for the same period of 2008.  Interest income has decreased from the first nine months of 2008 primarily as a result of cash balances in our Brazilian operations being applied to debt repayment and to fund the recent rigid packaging acquisition in Brazil.  The remainder of the financial income is generated from fiscal incentives for certain locations and is considered as a part of flexible packaging operating profit.  Other costs and income also included $29.7 million of professional and banking fees primarily associated with the pending purchase of Alcan Packaging Food Americas.  These expenses were partially offset by a $3.6 million gain on sale of property in Brazil.

Income Taxes

Our effective tax rate was 36.3 percent in the first nine months of 2009, compared to our rate for the same period of 2008 of 36.1 percent.  The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for total year 2009 to be 36.3 percent.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities and total equity) was 40.4 percent at September 30, 2009, compared to 31.5 percent at December 31, 2008.  Total debt as of September 30, 2009, was $1.3 billion, an increase of $630.1 million from the balance of $686.6 million at December 31, 2008.  This increase in debt reflects $800 million of public bonds issued in July 2009 associated with acquisition financing, net of a reduction in commercial paper and other debt outstanding, which was funded with cash from operations.  Total capitalization increased by the higher debt levels in addition to the issuance of 8.2 million shares of common stock during the third quarter of 2009.

Sources of Liquidity

Net cash provided by operating activities was $395.9 million for the nine months ended September 30, 2009 compared to $206.5 million in the same period of 2008.  The substantial increase in cash flow from operating activities reflects a favorable change in net working capital in 2009.

On July 27, 2009, we issued $400.0 million of bonds due in 2014 with a fixed interest rate of 5.65 percent and $400.0 million of bonds due in 2019 with a fixed interest rate of 6.80 percent.  The proceeds of these bonds will be used as partial funding of the acquisition of the Alcan Packaging Food Americas business announced on July 5, 2009.

We issued 8.2 million shares of common stock through a public stock offering during the third quarter.  The $202.8 million of net proceeds from this stock offering will also be used as partial funding of the Alcan Packaging Food Americas business.

As of September 30, 2009, Bemis had available from its banks a total of $425.0 million of revolving credit facilities.  These credit facilities are used principally as back-up for our commercial paper program.  As of September 30, 2009, there was $179.0 million of debt outstanding supported by these credit facilities, leaving $246.0 million of available credit.  Once the acquisition of the Alcan Packaging Food Americas business is completed, an amendment to the revolving credit facility will become effective, increasing credit available and therefore total commercial paper capacity from $425.0 million to $625.0 million.  Cash flows from operating activities are expected to continue to provide sufficient liquidity to meet future operating cash requirements.

Uses of Liquidity

Strong cash flows during the nine months ended September 30, 2009, were used for $175.6 million of net debt reduction; $62.5 million of capital expenditures; a $43.0 million acquisition of a South American rigid packaging operation; a $30.0 million tax-deductible, voluntary pension contribution; and dividend payments totaling $71.5 million.

Cash proceeds provided by the third quarter 2009 bond and stock issuance activities, totaling approximately $1.0 billion, have been invested in United States Treasury instruments and funds in order to preserve principal balance and available liquidity.  These cash proceeds, in combination with commercial paper issuance for the balance of the price, will be used to pay for the pending acquisition of Alcan Packaging Food Americas at the closing date.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain estimates, predictions, and other “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  Forward-looking statements are generally identified with the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), including those of acquired companies, perceived opportunities in the market and statements regarding our mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment, and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; unanticipated product liability costs or customer claims related to product quality issues and damage to our reputation that could result; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; costs associated with the pursuit of business combinations; unexpected costs associated with completing the Alcan Packaging Food Americas acquisition or the inability to complete an acquisition; changes in our labor relations; changes in working capital requirements; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health, and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws, and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2009.  For additional information, refer to Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 13 of the Notes to Consolidated Financial Statements included in Exhibit 19 to this Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

On July 5, 2009, we signed a definitive agreement to acquire the Food Americas operations of Alcan Packaging (the Food Americas Acquisition), a business unit of international mining group Rio Tinto plc (LON: RIO; ASX: RIO), for $1.2 billion.  Pursuant to the agreement, we will acquire 23 Food Americas flexible packaging facilities in the U.S., Canada, Mexico, Brazil, Argentina, and New Zealand.  These facilities produce flexible packaging for the food and beverage industries.  The transaction is expected to be approved by the end of 2009, and we will complete the acquisition as soon as possible thereafter, subject to customary closing conditions.

This pending Food Americas Acquisition presents additional or increased risk factors as follows:

We may not realize the expected benefits of the Food Americas Acquisition because of integration difficulties and other challenges.

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

Our substantial debt obligations incurred to finance the Food Americas Acquisition could adversely affect our business and limit our ability to plan for or respond to changes in our business.

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

We intend to enter into a transition services agreement with Rio Tinto pursuant to which Rio Tinto will provide us certain transition services for the Alcan Packaging Food Americas business for certain periods of time following the closing date of the Acquisition. These services could include, among others, certain services relating to finance, administration, human resources, payroll, and information technology. If, after the expiration of the agreement, we are unable to perform these services for the Alcan Packaging Food Americas business or replace them in a timely manner or on terms and conditions as favorable as those we receive from Rio Tinto, we may experience operational problems and an increase in costs. In addition, the costs for such services may be higher than the allocated costs for such services when the Alcan Packaging Food Americas business was operated as part of Rio Tinto.

Completion of the Food Americas Acquisition is subject to the receipt of consents and approvals from, or the making of filings with, government entities that could delay completion of the Food Americas Acquisition or impose conditions that could have a material adverse effect on the Company or that could cause abandonment of the Food Americas Acquisition.

The Food Americas Acquisition is subject to review by the Antitrust Division of the U.S. Department of Justice or the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under this statute, the Company and Rio Tinto are required to make pre-merger notification filings and to await the expiration of the statutory waiting period prior to completing the Food Americas Acquisition. If the federal antitrust authority challenges the Food Americas Acquisition, we cannot assure you that such a challenge would not be successful. Any such challenge may seek to enjoin the Food Americas Acquisition, impose conditions on the completion of the Food Americas Acquisition or require changes to the terms of the Food Americas Acquisition. Such conditions or changes could have the effect of preventing or delaying completion of the Food Americas Acquisition or imposing additional costs on us or limiting the revenues of the Company following the Food Americas Acquisition, any of which could have a material adverse effect on the Company. In addition, the Food Americas Acquisition is subject to obtaining Mexican Federal Law on Economic Competition Compliance. Under the Food Americas Acquisition agreement, we are obligated in good faith to seek to obtain U.S. antitrust and Mexican competition law approval of the Food Americas Acquisition, and are obligated to give and perform such commitments or undertakings to such antitrust or competition law authorities as are necessary to secure the approvals, but are not required to do so if any such remedy, strategically or financially, could reasonably be expected to result in a material adverse effect on us, the Alcan Packaging Food Americas business, or the prospects of the combined business. In addition, neither we nor Rio Tinto is obligated to complete the Food Americas Acquisition if any governmental authority in the United States, Brazil, or Mexico issues a legally binding order or obtains an injunction that prohibits the Food Americas Acquisition as a whole or makes any party to the Food Americas Acquisition agreement or its affiliates liable for a criminal offense. While not a closing condition to the Food Americas Acquisition, failure to obtain approval from the Canadian antitrust authorities would prohibit our ability to obtain the packaging sales and operations in Canada, reducing our expected profitability from the Food Americas Acquisition.  Failure to complete the Food Americas Acquisition on or prior to March 31, 2010, or termination of the purchase agreement related to the Food Americas Acquisition at any time on or prior to that date will result in the mandatory redemption of all of the $800.0 million principal amount of notes sold by us in July 2009 at a redemption price equal to 101 percent of the aggregate principal amount of the notes, plus accrued and unpaid interest to the redemption date.

We may not be able to generate sufficient cash flows to meet our substantial debt service obligations after the Food Americas Acquisition.

We have considerable debt service obligations. We have incurred and will incur substantial additional debt in connection with the Food Americas Acquisition. Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

Failure to complete the acquisition could negatively impact our stock price and our future business and financial results.

Consummation of the Acquisition is subject to certain conditions, including, among others:

•            the absence of certain legal impediments;

•            the receipt of necessary governmental approvals, subject to certain limitations.

If the acquisition is not completed for any reason, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•            we will be required to pay certain costs relating to the Acquisition, whether or not the Acquisition is completed; and

•            matters relating to the Acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the Acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We may also be subject to litigation related to any failure to complete the acquisition. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock, which will cause the value of your investment to decline.

We cannot provide any assurance that the Acquisition will be completed, that there will not be a delay in the completion of the Acquisition or that all or any of the anticipated benefits of the Acquisition will be obtained. In the event the Acquisition is materially delayed for any reason, the price of our common stock may decline. In addition, we will be required to redeem the notes being offered in the debt offering.

The market price of our common stock may decline as a result of the Acquisition.

The market price of our common stock may decline as a result of the Acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the Alcan Packaging Food Americas business are not realized, or if the transaction costs related to the Acquisition are greater than expected, or if the financing related to the transaction is on unfavorable terms, or if the value of the cash savings attributable to the amortization of goodwill is less than anticipated. The market price also may decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

/s/ Gene C. Wulf
Date	November 9, 2009	Gene C. Wulf, Senior Vice President and
Chief Financial Officer

/s/ Stanley A. Jaffy
Date	November 9, 2009	Stanley A. Jaffy, Vice President
and Controller

EXHIBIT INDEX

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties thereto. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Exhibit	Description	Form of Filing

2(a)

Sale and Purchase Agreement between Bemis Company, Inc. as buyer and Alcan Holdings Switzerland AG, Alcan Corporation, and certain Rio Tinto Alcan Group Companies as sellers, dated July 5, 2009, as amended by that certain letter agreement between Bemis Company, Inc., as buyer and Alcan Corporation and Pechiney Plastic Packaging, Inc. as sellers, dated July 29, 2009, portions have been omitted pursuant to the request for confidential treatment filed with the Securities and Exchange Commission concurrent with this filing (excluding certain schedules and exhibits referred to in the agreement, as amended, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request).

Filed Electronically
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (1)	Incorporated by Reference
4(a)

Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank National Association (formerly known as First Trust National Association), as Trustee. (2) Copies of constituent instruments defining rights of holders of long-term debt of the Company and Subsidiaries, other than the Indenture specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument.

Incorporated by Reference
10(a)

Commitment Letter among the Registrant, JPMorgan Chase Bank, N.A. (“JPMorgan”), Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A. (“Bank of America”) and BNP Paribas dated July 5, 2009. (As reported by the Registrant on a current Report on Form 8-K, filed with the SEC on July 31, 2009, this agreement was terminated. It is being filed herewith in accordance with the requirements of Regulation S-K, Item 601(b)(10)).

Filed Electronically
10(b)

Credit Facility Amendment No. 1 to Amended and Restated Long-Term Credit Agreement among the Registrant, JPMorgan, Wells Fargo, Bank of America, BNP Paribas and certain subsidiaries of the Registrant, dated July 5, 2009.

Filed Electronically
10(c)

Share Purchase Agreement between the Company and Pechiney Plastic Packaging, Inc., dated July 5, 2009. (As reported by the Registrant on a current Report on Form 8-K, filed with the SEC on July 31, 2009, this agreement was terminated. It is being filed herewith in accordance with the requirements of Regulation S-K, Item 601(b)(10)).

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