Form 10-K
period 2009-12-31
BEMIS CO INC
filed 2010-03-01
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐  NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 30, 2009, based on a closing price of $25.20 per share as reported on the New York Stock Exchange, was $2,518,321,000.

As of February 24, 2010, the Registrant had 109,012,133 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement - Annual Meeting of Stockholders May 6, 2010 - Part III

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	9

Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	[Reserved]	11

Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	22
	Management’s Responsibility Statement	22
	Report of Independent Registered Public Accounting Firm	23
	Consolidated Statement of Income	24
	Consolidated Balance Sheet	25
	Consolidated Statement of Cash Flows	26
	Consolidated Statement of Equity	27
	Notes to Consolidated Financial Statements	28

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	46
Item 9A.	Controls and Procedures	46
Item 9B.	Other Information	46

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	47
Item 11.	Executive Compensation	48

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

Item 13.	Certain Relationships and Related Transactions, and Director Independence	48
Item 14.	Principal Accountant Fees and Services	48

Part IV
Item 15.	Exhibits and Financial Statement Schedules	49

	Signatures	50
	Exhibit Index	51

	Schedule II — Valuation and Qualifying Accounts and Reserves	53
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	53

	Exhibit 21 — Subsidiaries of the Registrant	54
	Exhibit 23 — Consent of PricewaterhouseCoopers LLP	56

	Exhibit 31.1 — Certification of Henry J. Theisen, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 1, 2010	57

	Exhibit 31.2 — Certification of Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 1, 2010	58

	Exhibit 32 — Certification of Henry J. Theisen, Chief Executive Officer of the Company, and Gene C. Wulf, Chief Financial Officer of the Company, pursuant to Section 1350, dated March 1, 2010	59

PART I — ITEMS 1, 1A, 1B, 2, and 3

ITEM 1 — BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a principal manufacturer of flexible packaging products and pressure sensitive materials, selling to customers throughout the United States, Canada, Mexico, South America, Europe, and Asia.  In 2009, approximately 85 percent of the Company’s sales were derived from the Flexible Packaging segment and approximately 15 percent were derived from the Pressure Sensitive Materials segment.

The Company’s products are sold to customers primarily in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Company’s operations in its business segments is available at Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Prior to the acquisition of the Food Americas operations of Alcan Packaging, the Company had approximately 16,000 employees, about 10,700 of whom were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving three different international unions, one independent union, and 16 individual contracts with terms ranging from one to four years.  During 2009, six contracts covering 1,520 employees at six different locations in the United States were successfully negotiated while one contract covering 88 employees at one domestic location continues to be negotiated.  Seven domestic labor agreements covering 741 employees are scheduled to expire in 2010.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving 23 different unions with terms ranging from one to two years.

The acquisition of the Food Americas operations of Alcan Packaging on March 1, 2010 added approximately 4,400 employees, of which approximately 3,200 are classified as production employees, bringing the total Company employee count to approximately 20,400 employees.

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

Flexible Packaging Segment

The flexible packaging segment manufactures a broad range of packaging for food, consumer goods, and industrial applications.  Multilayer flexible polymer film structures and laminates are sold for food, medical, and personal care products as well as non-food applications utilizing vacuum or modified atmosphere packaging.  Additional products include blown and cast stretch film products, carton sealing tapes and application equipment, custom thermoformed and injection molded plastic packaging, multiwall paper bags, printed paper roll stock, and bag closing materials.  Markets for our products include processed and fresh meat, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, seed, lawn and garden, tissue, fresh produce, personal care and hygiene, disposable diapers, printed shrink overwrap for the food and beverage industry, agribusiness, pharmaceutical, minerals, and medical device packaging.

Pressure Sensitive Materials Segment

The pressure sensitive materials segment manufactures pressure sensitive adhesive coated paper and film substrates sold into label, graphic, and technical markets.  Products for label markets include narrow-web rolls of pressure sensitive paper, film, and metalized film printing stocks used in high-speed printing and die-cutting.  Products for graphic markets include pressure sensitive films used for decorative signage through computer-aided plotters, digital and screen printers, and photographic overlaminate and mounting materials including optically clear films with built-in UV inhibitors.  Products for technical markets include micro-thin film adhesives used in delicate electronic parts assembly and pressure sensitive applications utilizing foam and tape based stocks to perform fastening and mounting functions.

Marketing, Distribution, and Competition

While the Company’s sales are made through a variety of distribution methods, more than 90 percent of each segment’s sales are made by the Company’s direct sales force.  Sales offices and plants are located throughout the United States, Canada, United Kingdom, Continental Europe, Scandinavia, Asia, South America, and Mexico to provide prompt and economical service to more than

30,000 customers.  The Company’s technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

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

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Amcor Limited, Exopack Company, Hood Packaging Corporation, Bryce Corporation, Pliant Corporation, Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Winpak ltd., and Wihuri OY.  In the Pressure Sensitive Materials segment major competitors include 3M, Acucote, Inc., Avery Dennison Corporation, FLEXcon Corporation, Green Bay Packaging Inc., Ricoh Company, Ltd., Ritrama Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene Corporation, and Wausau Coated Products Inc.

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

Raw Materials

Polymer resins and films, paper, inks, adhesives, aluminum, and chemicals constitute the basic major raw materials.  These are purchased from a variety of global industry sources and the Company is not dependent on any one supplier for its raw materials.  While temporary industry-wide shortages of raw materials may occur, the Company expects to continue to successfully manage raw material supplies without significant supply interruptions.  Currently, raw materials are readily available.

Research and Development Expense

Research and development expenditures were as follows:

(in thousands)	2009	2008	2007
Flexible Packaging	$17,301	$17,646	$19,477
Pressure Sensitive Materials	7,041	7,364	6,506
Total	$24,342	$25,010	$25,983

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

ITEM 1A — RISK FACTORS

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company’s consolidated financial position, results of operations or cash flows.  Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Acquisitions — We may not be able to successfully integrate businesses that we acquire.

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

Alcan Packaging Food Americas Acquisition.

On March 1, 2010, Bemis completed the acquisition of the Food Americas operations of Alcan Packaging (the Food Americas Acquisition), a business unit of international mining group Rio Tinto plc, for $1.2 billion.  The acquisition will expand our global presence with 23 Food Americas flexible packaging facilities in the U.S., Canada, Mexico, Brazil, Argentina, and New Zealand.  These flexible packaging facilities recorded net sales of $1.4 billion in 2009 to the food and beverage markets and include expertise in foil and crystallized polyester technologies.

This Food Americas Acquisition presents additional or increased risk factors as follows:

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

Our increased debt obligations incurred to finance the Food Americas Acquisition could adversely affect our business and limit our ability to plan for or respond to changes in our business.

Our increased debt obligations could have important consequences to our business. For example:

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

We have entered into a transition services agreement with Rio Tinto pursuant to which Rio Tinto will provide us certain transition services for the Alcan Packaging Food Americas business for certain periods of time following the closing date of the Food Americas Acquisition. These services include, among others, certain services relating to finance, administration, human resources, payroll, and information technology. If, after the expiration of the agreement, we are unable to perform these services for the Alcan Packaging Food Americas business or replace them in a timely manner or on terms and conditions as favorable as those we receive from Rio Tinto, we may experience operational problems and an increase in costs. In addition, the costs for such services may be higher than the allocated costs for such services when the Alcan Packaging Food Americas business was operated as part of Rio Tinto.

We may not be able to generate sufficient cash flows to meet our debt service obligations after the Food Americas Acquisition.

We have incurred and will incur additional debt in connection with the Food Americas Acquisition. Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

The market price of our common stock may decline as a result of the Food Americas Acquisition.

The market price of our common stock may decline as a result of the Food Americas Acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the Alcan Packaging Food Americas business are not realized, or if the transaction costs related to the Food Americas Acquisition are greater than expected, or if the value of the cash savings attributable to the amortization of tax deductible goodwill is less than anticipated. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Domestic and international economic conditions.

Disruption in the domestic and international equity and financial markets has negatively impacted the United States’ economy as well as international markets in which we conduct business.  We are not able to predict the future impact of other market disruptions on our liquidity and consolidated statements of financial position, results of operations, and cash flows.

Funded status of pension plans — Recognition of pension liabilities may cause a significant reduction in stockholders’ equity.

Current accounting standards issued by the Financial Accounting Standards Board (FASB) require balance sheet recognition of the funded status of our defined benefit pension and postretirement benefit plans.  If the fair value of our pension plans’ assets at a future reporting date decreases or if the discount rate used to calculate the projected benefit obligation (PBO) as of that date decreases, we will be required to record the incremental change in the excess of PBO over the fair value of the assets as a reduction of stockholders’ equity.  The resulting non-cash after-tax charge would not reduce reported earnings as this amount would represent future expense.  It would be recorded directly as a decrease in the Other Comprehensive Income component of stockholders’ equity.  While we cannot estimate the future funded status of our pension liability with any certainty at this time, we believe that if the market value of assets or the discount rate used to calculate our pension liability materially decreases, the adjustment could significantly reduce our stockholders’ equity.  A significant reduction in stockholders’ equity may impact our compliance with debt covenants or could cause a downgrade in our credit ratings that could also adversely impact our future cost and speed of borrowing and have an adverse affect on our financial condition, results of operations and liquidity.  We have identified pension assumptions as critical accounting estimates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments — Pension costs” and “—Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

Goodwill and other intangible assets — A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.

In accordance with current accounting standards, we no longer amortize goodwill, but we review our goodwill balance for impairment at least once a year using the business valuation methods required by current accounting standards.  These methods include the use of a weighted-average cost of capital to calculate the present value of the expected future cash flows of our reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth.  We have identified the valuation of intangibles as a critical accounting estimate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Intangible assets and goodwill” included in Item 7 of this Annual Report on Form 10-K.

Foreign operations — Conditions in foreign countries and changes in foreign currency exchange rates may reduce our reported results of operations.

We have operations in the United States, Canada, Mexico, South America, Europe, and Asia.  In 2009, approximately 35 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

Interest rates — An increase in interest rates could reduce our reported results of operations.

At December 31, 2009, our variable rate borrowings approximated $123.4 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $1.2 million on the $123.4 million of variable rate debt outstanding as of December 31, 2009.

Credit rating — A downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations.

In addition to using cash provided by operations, we regularly issue commercial paper to meet our short-term liquidity needs.  Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest.  A downgrade in our credit rating could increase the cost of borrowing by increasing the interest rates that we pay for our commercial paper or the fees associated with our bank credit facility.  In addition, our bank credit facility has covenants that include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  If for any reason our existing credit arrangements were no longer available to us we would be required to seek alternative sources of financing.  We would expect to meet our financial liquidity needs by accessing the bank market, which could further increase our borrowing costs.

Raw materials — Raw material cost increases or shortages could adversely affect our results of operations.

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

Patents and proprietary technology — Our success is dependent on our ability to develop and successfully introduce new products and to acquire and retain intellectual property rights.

Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, which ability cannot be assured.

Information technology — A failure in our information technology infrastructure or applications could negatively affect our business.

We depend on information technology to record and process customers’ orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records.  We are in the process of developing and implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes and a common information system across our plants over a period of several years.  There can be no certainty that this system will deliver the expected benefits.  The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers.  In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.  Finally, failure or abandonment of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Properties utilized by the Company at March 1, 2010, were as follows:

Flexible Packaging Segment

Prior to the acquisition of the Food Americas operations of Alcan Packaging, this segment had 53 manufacturing plants located in 13 states and ten non-USA countries, of which 46 are owned directly by the Company or its subsidiaries and seven are leased from outside parties.  Initial lease terms generally provide for minimum terms of five to 15 years and have one or more renewal options.  The initial term of leases in effect at December 31, 2009, expire between 2010 and 2018.

The acquisition of the Food Americas operations of Alcan Packaging added 23 flexible packaging facilities in the U.S., Canada, Mexico, Brazil, Argentina, and New Zealand.  We now have 76 worldwide manufacturing plants for the flexible packaging segment.

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

Environmental Matters

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

Alcan Packaging Acquisition

In compliance with regulatory requirements for approval of our acquisition of the Food Americas operations of Alcan Packaging in the United States, we have entered into a Consent Decree with the United States Department of Justice.  Under the terms of the Consent Decree, we are obligated to divest certain Alcan Packaging Food Americas packaging assets in the United States within a specified time period after the closing date.  The packaging assets that will be divested produced annual sales of approximately $100 million in 2009 and include manufacturing equipment used to produce shrink bags used for fresh meat products and flexible packaging used for natural cheese products.

São Paulo Tax Dispute

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

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $62.9 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2009 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 cancelled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  In the event of an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $9.5 million for Itap Bemis and $30.6 million for Dixie Toga, translated to U.S. dollars at the December 31, 2009 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $40.1 million for Itap Bemis and $115.6 million for Dixie Toga for interest, monetary adjustments and costs.

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

Recently, the City has also asserted the applicability of the city services tax for the subsequent years 2004-2009.  The assessments issued by the City for these years have been received and are being challenged by the Company at the administrative level.  The assessments for tax and penalties are estimated to be approximately $23.4 million, translated to U.S. dollars at the December 31, 2009 exchange rate.

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

Brazil Investigation

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

Labelstock Class Actions

The Company and its subsidiary, Morgan Adhesives Company, were named as defendants in thirteen civil lawsuits related to an investigation that was initiated and subsequently closed by the U.S. Department of Justice without any further action.  Six of these lawsuits purported to represent a nationwide class of labelstock purchasers, and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  The first of these lawsuits was filed on May 27, 2003.  In these lawsuits, the plaintiffs sought actual damages for the period of the alleged conspiracy (January 1, 1996 through July 25, 2003) trebled, plus an award of attorneys’ fees and costs.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  On November 20, 2007, the Court granted plaintiffs’ motion for class certification.  On June 24, 2008, the Court in the consolidated federal class actions issued a decision dismissing the Company from those actions.  On January 27, 2009, the defendants filed a motion to decertify the class based on new case law in the Third Circuit.  On May 26, 2009, the Company and Morgan Adhesives Company entered into a settlement with the plaintiff class, pursuant to which the Company agreed to pay $1.25 million in return for a full and complete release of all claims in the federal class actions.  The Company agreed to pay this settlement amount to avoid the expense of further litigation.  On June 10, 2009, Judge Vanaskie granted preliminary approval to the settlement.  On September 17, 2009, Judge Vanaskie granted final approval of the settlement, and dismissed the class action against Morgan Adhesives with prejudice.

The Company and Morgan Adhesives Company have also been named in three lawsuits filed in the California Superior Court in San Francisco. These three lawsuits, which have been consolidated, seek to represent a class of all California indirect purchasers of labelstock and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.

Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, and one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 20, 2009, the Company and Morgan Adhesives Company entered into a settlement with the plaintiffs in the class actions filed in Nebraska, Kansas, Tennessee, and Vermont, pursuant to which the Company agreed to pay $90,000 in return for a full and complete release of all claims in those class actions.  The Company agreed to pay this settlement amount to avoid the expense of further litigation.  On November 24, 2009, the Court granted preliminary approval to the settlement of the class actions filed in Nebraska, Kansas, Tennessee, and Vermont.  The Company and Morgan Adhesives Company intend to vigorously defend the remaining state class actions.

Given the ongoing status of the remaining class-action civil lawsuit, the Company is unable to predict the outcome of these matters although the effect could be material to the results of operations and/or cash flows of the period in which the matter is resolved.  The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial position, or liquidity of the Company.

ITEM 4 — [RESERVED]

PART II — ITEMS 5, 6, 7, 7A, 8, 9, 9A, and 9B

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2009, there were 3,870 registered holders of record of our common stock.  The Company did not repurchase any of its equity securities in the fourth quarter of the fiscal year ended December 31, 2009.  As of December 31, 2009, under authority granted by the Board of Directors, the Company may repurchase an additional 4,074,886 shares of its common stock.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31
2009
Dividend paid per common share	$0.225	$0.225	$0.225	$0.225
Common stock price per share
High	$26.27	$26.32	$27.65	$31.41
Low	$16.85	$20.34	$23.88	$24.92
2008
Dividend paid per common share	$0.22	$0.22	$0.22	$0.22
Common stock price per share
High	$27.87	$27.86	$29.70	$27.02
Low	$22.50	$22.40	$21.82	$20.62
2007
Dividend paid per common share	$0.21	$0.21	$0.21	$0.21
Common stock price per share
High	$36.53	$34.81	$34.53	$29.92
Low	$31.92	$31.95	$28.01	$25.53

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW

(dollars in millions, except per share amounts)

Years Ended December 31,	2009		2008		2007		2006		2005
Operating Data
Net sales	$3,514.6		$3,779.4		$3,649.3		$3,639.4		$3,474.0
Cost of products sold and other expenses	3,232.2		3,471.5		3,309.4		3,300.8		3,153.0
Interest expense	42.1		39.4		50.3		49.3		38.7
Income before income taxes	240.3		268.5		289.6		289.3		282.3
Provision for income taxes	87.8		96.3		104.3		109.5		113.9
Net income	152.5		172.2		185.3		179.8		168.4
Less: net income attributable to noncontrolling interests	5.3		6.0		3.7		3.5		5.9
Net income attributable to Bemis Company, Inc.	147.2		166.2		181.6		176.3		162.5
Net income attributable to Bemis Company, Inc. as a percent of net sales	4.2%		4.4%		5.0%		4.8%		4.7%

Common Share Data
Basic earnings per share	$1.38		$1.61		$1.71		$1.63		$1.48
Diluted earnings per share	1.38		1.61		1.70		1.62		1.48
Dividends per share	0.90		0.88		0.84		0.76		0.72
Book value per share	17.11		13.87		15.93		14.32		13.08
Weighted-average shares outstanding for computation of diluted earnings per share	106,924,919		103,404,199		106,758,469		108,549,573		109,960,169
Common shares outstanding at December 31,	108,223,740		99,708,191		100,518,355		104,841,576		105,305,975

Capital Structure and Other Data
Current ratio	3.8	x	2.3	x	2.1	x	2.0	x	2.1	x
Working capital	$1,480.5		$560.9		$602.4		$538.3		$513.5
Total assets	3,928.7		2,822.3		3,191.4		3,039.0		2,964.6
Short-term debt	31.3		26.6		67.8		67.6		54.0
Long-term debt	1,227.5		660.0		775.5		722.2		790.1
Total equity	1,851.7		1,382.5		1,601.3		1,501.2		1,377.0
Return on average total equity	9.1%		11.1%		11.7%		12.3%		12.1%
Return on average total capital	6.4%		8.0%		8.5%		8.6%		8.4%
Depreciation and amortization	$159.3		$162.0		$158.5		$152.4		$150.8
Capital expenditures	89.2		120.5		178.9		158.8		187.0
Number of common stockholders	3,870		3,920		4,111		4,192		4,359
Number of employees	20,400		15,394		15,678		15,736		15,903

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2009

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2009		2008		2007
Net sales	$3,514.6	100.0%	$3,779.4	100.0%	$3,649.3	100.0%
Cost of products sold	2,814.4	80.1	3,131.4	82.9	2,973.3	81.5
Gross margin	700.2	19.9	648.0	17.1	676.0	18.5
Selling, general, and administrative expenses	370.9	10.5	342.7	9.0	341.6	9.4
All other expenses	89.0	2.5	36.8	1.0	44.8	1.2
Income before income taxes	240.3	6.8	268.5	7.1	289.6	7.9
Provision for income taxes	87.8	2.5	96.3	2.5	104.3	2.8
Net income	152.5	4.3	172.2	4.6	185.3	5.1
Less: net income attributable to Noncontrolling interests	5.3	0.1	6.0	0.2	3.7	0.1
Net income attributable to Bemis Company, Inc.	$147.2	4.2%	$166.2	4.4%	$181.6	5.0%
Effective income tax rate		36.5%		35.9%		36.0%

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Approximately 60 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets into which we sell our flexible packaging products include applications for medical devices, personal care, and lawn and garden.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounts for about 85 percent of our net sales. The remaining 15 percent of our net sales is from the pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets such as advertising, housing, and automotive.

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding our offering of value-added, proprietary products.  We also manufacture products that are less unique but for which our technical know-how and economies of scale offer us a competitive advantage.  The primary raw materials for our business segments are polymer resins and films, paper, inks, adhesives, aluminum, and chemicals.

Market Conditions

The global financial crisis which started late in 2008 continued to dampen consumer demand in many regions around the world during 2009.  While the majority of our products are sold for more resilient food applications, our customers who operate in the advertising, automotive, housing, and industrial product markets experienced weakness in demand for their products throughout the year.  In the food and grocery products markets, we experienced lower unit sales volumes but benefited from consumer trends that have prioritized value added products.

Polymer resins, the primary raw materials used in our flexible packaging business segment, experienced significant volatility in recent years.  Our 2009 operating performance benefited from a temporary margin increase as raw material costs decreased ahead of contractual selling price adjustments.  During the last half of 2009, resin costs were relatively stable and the majority of our contract selling prices had adjusted to reflect the change in input costs.

Subsequent Event - Acquisition of Alcan Packaging Food Americas

On March 1, 2010, Bemis completed the acquisition of the Food Americas operations of Alcan Packaging, a business unit of international mining group Rio Tinto plc, for $1.2 billion.  The acquisition will expand our global presence with 23 Food Americas flexible packaging facilities in the U.S., Canada, Mexico, Brazil, Argentina, and New Zealand.  These flexible packaging facilities, while owned by Rio Tinto plc, recorded net sales of $1.4 billion in 2009 to the food and beverage markets and include expertise in foil and crystallized polyester technologies.

In compliance with regulatory requirements for approval of the transaction in the United States, Bemis is obligated to divest certain Alcan Packaging Food Americas packaging assets in the United States within a specified time period after the closing date.  The packaging assets that will be divested produced annual sales of approximately $100 million in 2009 and include manufacturing equipment used to produce packaging for fresh meat and retail natural cheese products.

The majority of the financing for this transaction was completed during the third quarter of 2009 through the issuance of $800.0 million of public bonds and 8.2 million common shares issued in a secondary public stock offering.  The remaining cash purchase price was financed in the commercial paper market in advance of closing.

Results of Operations

Consolidated Overview

(in millions, except per share amounts)	2009	2008	2007
Net sales	$3,514.6	$3,779.4	$3,649.3
Net income attributable to Bemis Company, Inc.	147.2	166.2	181.6
Diluted earnings per share	1.38	1.61	1.70

2009 versus 2008

For the year ended December 31, 2009, net sales decreased 7.0 percent.  The effect of currency translation decreased net sales by 3.3 percent in 2009, while the June 2009 acquisition of a flexible packaging company in South America contributed 1.3 percent to net sales growth.  Net of these impacts, the decline in net sales during 2009 primarily reflects lower unit sales volumes in both business segments.

Diluted earnings per share were $1.38 for 2009, a 14.3 percent decrease compared to $1.61 per share for 2008.  For the year ended December 31, 2009, diluted earnings per share included a $0.50 per share charge representing the impact of acquisition related professional fees, acquisition financing, an administrative sales tax assessment, and severance charges, partially offset by a $0.02 per share gain on the sale of an asset.  Operating results for the year ended December 31, 2009 benefited from an increased proportion of net sales of value added products and decreasing input costs during the first half of the year.

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

Diluted earnings per share were $1.61 for 2008, a 5.3 percent decrease compared to $1.70 per share for 2007.  In 2007, diluted earnings per share included $0.02 per share tax benefit related to dividends from foreign subsidiaries.  Higher raw material costs in 2008 negatively impacted gross margins.

Flexible Packaging Business Segment

Our flexible packaging business segment provides packaging to a variety of end markets, including packaging for products such as meat and cheese, dairy and liquids, confectionery and snack, frozen foods, lawn and garden, health and hygiene, beverages, medical devices, bakery, and dry foods.  The most significant raw materials used in this business segment are polymer resins, which we use to develop and manufacture multilayer film products.  Our method of passing on input cost changes to customers through regularly adjusted contractual selling prices normally occurs with a several month lag.  This methodology creates a short-term, negative impact on operating profit margins during periods of rapid raw material cost increases and a short-term, positive impact on operating profit margins during periods of rapid raw materials cost declines.  Raw material costs have been quite volatile over the past few years.  During the first half of 2008, raw material costs increased substantially, negatively impacting operating margins during 2008.  This was followed by rapid decreases in raw material costs which benefited operating margins during the first half of 2009.  Raw material costs were relatively stable during the latter half of 2009.

Acquisition of South American Rigid Packaging Operations of Huhtamaki Oyj

On June 3, 2009, Bemis acquired the South American rigid packaging operations of Huhtamaki Oyj, a global manufacturer of consumer and specialty packaging.  This rigid packaging business, which includes three facilities in Brazil and one facility in Argentina, recorded annual net sales of approximately $86 million in 2008, primarily to dairy and food service markets.  The purchase price of $43.0 million was paid with a combination of $32.3 million cash on hand, $1.9 million of debt assumed, and an $8.8 million note payable to the seller, the majority of which was paid during 2009.

(dollars in millions)	2009	2008	2007
Net sales	$2,983.4	$3,153.2	$3,001.8
Operating profit (See Note 17 to the Consolidated Financial Statements)	385.3	315.9	346.6
Operating profit as a percentage of net sales	12.9%	10.0%	11.5%

2009 versus 2008

Net sales in our flexible packaging business segment decreased 5.4 percent in 2009.  Currency effects accounted for a sales decline of 3.3 percent compared to 2008 and the operations of Huhtamaki Oyj, acquired in June 2009, accounted for $49.6 million of 2009 net sales following the acquisition, increasing net sales by 1.6 percent.  The remaining 3.7 percent decrease in net sales reflects both lower selling prices and unit sales volume.  Generally lower net sales of flexible packaging for markets such as meat and cheese, confectionery and snack, pet food, bakery products, overwrap for bottled beverages, health and hygiene, and industrial products reflects decreased consumer demand for products in those areas.  These market segment applications represent approximately 70 percent of our total flexible packaging net sales and offset modestly higher net sales of value added packaging applications in other market segments such as dairy, liquids, and medical products.

Operating profit as a percentage of net sales increased to 12.9 percent in 2009 from 10.0 percent in 2008.  This improvement reflects the combined impact of improved sales mix and production efficiency initiatives, as well as lower input costs experienced during the first half of 2009.  The improvement in sales mix during 2009 is attributable to an increased proportion of net sales represented by value added packaging which incorporates consumer convenience features and extends shelf life.  Net sales of packaging for less complex applications generally experienced the largest unit volume decrease during 2009.  In comparison, operating margins during 2008 were negatively impacted by dramatic increases in raw material costs during the summer months.

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

Pressure Sensitive Materials Business Segment

The pressure sensitive materials business segment offers adhesive products through three product lines:  prime and variable information labels, which include roll label stock used in a wide variety of label markets; graphic design, used to create signage and decorations; and technical pressure sensitive components for industries such as the electronics, automotive, construction and medical industries.

Paper and adhesive are the primary raw materials used in our pressure sensitive materials business segment.  For the last several years, general economic conditions and competitive pressures have had a greater influence on selling prices and operating performance than raw material costs.

(dollars in millions)	2009	2008	2007
Net sales	$531.2	$626.2	$647.5
Operating profit (See Note 17 to the Consolidated Financial Statements)	13.6	34.3	40.3
Operating profit as a percentage of net sales	2.6%	5.5%	6.2%

2009 versus 2008

Our pressure sensitive materials business segment reported a net sales decrease of 15.2 percent in 2009.  Currency effects accounted for a net sales decline of 3.2 percent.  The balance of the decrease reflects dramatically lower unit sales volumes compared to 2008.  The markets for our graphic and technical products, which represent about 40 percent of total business segment sales, have experienced significant demand declines in light of weak global economic conditions, resulting in net sales declines for those products in excess of 20.0 percent.

Operating profit as a percent of net sales was lower in 2009 compared to 2008, reflecting the decline in unit sales volumes, particularly in high value added graphic and technical product lines.  Operating profit in 2009 includes severance charges totaling $2.6 million related to workforce reductions intended to better match capacity levels with current production needs.

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

Consolidated Gross Margin

(dollars in millions)	2009	2008	2007
Gross margin	$700.2	$648.0	$676.0
Gross margin as a percentage of net sales	19.9%	17.1%	18.5%

Improved sales mix, production efficiency initiatives, and decreasing input costs during the first half of the year, each contributed to the improved gross margin in 2009.  Input costs moderated during the second half of 2009, reducing the positive impact of the contractual lag in selling price adjustments.  Improved sales mix throughout 2009 was driven by increased sales of value added flexible packaging products.  Gross margins in 2008 were negatively impacted by dramatic, short-lived raw material cost increases during the year.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2009	2008	2007
Selling, general and administrative expenses (SG&A)	$370.9	$342.7	$341.6
SG&A as a percentage of net sales	10.5%	9.0%	9.4%

Selling, general, and administrative expenses increased in 2009 primarily as a result of higher benefit and incentive plan costs during the year.  The increase in the ratio of these expenses to net sales in 2009 was magnified by lower sales levels for the year ended December 31, 2009.

Other Expenses

(dollars in millions)	2009	2008	2007
Research and development (R&D)	$24.3	$25.0	$26.0
R&D as a percentage of net sales	0.7%	0.7%	0.7%

Interest expense	42.1	39.4	50.3
Effective interest rate	4.3%	4.8%	5.9%

Other costs (income), net	22.6	(27.7)	(31.5)

Income taxes	87.8	96.3	104.3
Effective tax rate	36.5%	35.9%	36.0%

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

Interest Expense

Interest expense increased by $2.7 million during 2009.  Interest expense includes interest costs of $21.3 million associated with public bonds issued in July of 2009 to finance the acquisition of the Alcan Packaging Food Americas business.  The percentage of variable rate debt included in total debt is 13 percent in 2009, 55 percent in 2008, and 64 percent in 2007.  Variable interest rates remained low in 2009, and we dedicated our excess cash flow to debt reduction throughout the year.

Other Costs (Income), Net

For the year ended December 31, 2009, other costs and income included $44.8 million of acquisition related professional fees and related expenses associated with the acquisition of the Alcan Packaging Food Americas business.  Financial income recorded in 2009 was $20.2 million, compared to $33.5 million for the year ended December 31, 2008.  The decrease in financial income primarily reflects a decline in interest income from lower cash balances invested outside of the United States in 2009.  Financial income also includes fiscal incentives for certain flexible packaging locations and is considered as a part of flexible packaging operating profit.  These fiscal incentives are associated with net sales in South America and are expected to continue over the next few years in conjunction with sales growth in that region.  Net foreign exchange gains totaled $1.4 million in 2009 compared to a net foreign exchange loss of $6.8 million in 2008.  During 2009, other costs and income also included a $5.1 million accrual for an administrative sales tax assessment and a gain of $3.6 million on the sale of a property.  In 2007, other costs (income) included $28.3 million of financial income, about half of which related to interest income on cash held at non-U.S. locations.

Income Taxes

The difference between our overall tax rate of 36.5 percent in 2009, 35.9 percent in 2008, and 36.0 percent in 2007 and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes net of federal income tax benefits.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interest primarily represents the outstanding preferred shares of Dixie Toga, our Brazilian flexible packaging subsidiary.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities, and equity) was 38.8 percent at December 31, 2009, compared to 31.5 percent at December 31, 2008, and 32.4 percent at December 31, 2007.  Total debt was $1,258.8 million, $686.6 million, and $843.3 million at December 31, 2009, 2008 and 2007, respectively.  The increase in debt during 2009 reflects $800.0 million of public bonds issued in July 2009 in anticipation of the Alcan Packaging Food Americas acquisition, net of a reduction in commercial paper and other debt outstanding.

Credit Rating

Our capital structure and financial practices have earned Bemis Company long-term investment grade credit ratings of “BBB” from Standard & Poor’s and “Baa1” from Moody’s Investors Service, and a credit rating of “A-2” and “Prime-2” for our commercial paper program from Standard & Poor’s and Moody’s Investor Service, respectively.  Our ratings have been revised to reflect the impact of the additional debt issued to finance the acquisition of Alcan Packaging Food Americas.  These credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Net Cash Flow from Operations

Net cash provided by operations was $475.8 million for the year ended December 31, 2009, compared to $293.6 million in 2008 and $406.2 million in 2007.  During 2009, an emphasis on aggressive cost management, production efficiency, and working capital management all contributed to this improvement in cash flow.  Net cash provided by operations was reduced by a voluntary pension contribution to our U.S. pension plans of $30.0 million in 2009.  Contributions of $2.3 million and $1.1 million were made to our U.S. pension plans in 2008 and 2007, respectively.  We expect to contribute approximately $20 million to our U.S. pension plans in 2010.  We expect to fund this contribution with cash provided by operations.

Acquisition Financing

On July 27, 2009, we issued $400.0 million of bonds due in 2014 with a fixed interest rate of 5.7 percent and $400.0 million of bonds due in 2019 with a fixed interest rate of 6.8 percent.  The proceeds of these bonds were used as partial funding of the acquisition of the Alcan Packaging Food Americas business completed on March 1, 2010.

During the third quarter of 2009, we issued 8.2 million shares of common stock through a public stock offering.  The $202.8 million of net proceeds from this stock offering was also used as partial funding of the Alcan Packaging Food Americas business.  The remaining cash purchase price was financed in the commercial paper market in advance of closing.

Available Financing

In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $90.5 million.  Based upon our current credit rating, we enjoy ready access to the commercial paper markets.

As of December 31, 2009, Bemis had available from its banks a $425.0 million revolving credit facility.  This credit facility is used principally as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of our international subsidiaries.  Upon completion of the Alcan Packaging Food Americas business acquisition on March 1, 2010, an amendment to the revolving credit facility became effective, increasing credit available and therefore total commercial paper capacity from $425.0 million to $625.0 million.  If this revolving credit facility were no longer available to us, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Commercial paper outstanding at December 31, 2009, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related back-up credit agreement expires on April 28, 2013.

Liquidity Outlook

On December 31, 2009, our revolving credit facilities supported total commercial paper outstanding of $90.5 million, industrial revenue bonds outstanding of $8.0 million, and multicurrency loans outstanding of $17.7 million.  As a result, we had the capacity to borrow an additional $308.8 million under the credit facility as of December 31, 2009.  In connection with the completion of the acquisition of Alcan Packaging Food Americas on March 1, 2010, an amendment to our existing revolving credit facility became effective and increased our available credit by $200.0 million.  This amended balance of available credit, combined with future cash flows from operations, are expected to provide sufficient liquidity to meet our cash obligations projected for 2010, including acquisition related payments.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  We do not expect our liquidity needs to be materially impacted by the completion of the Alcan Packaging Food Americas acquisition.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, substantial increases in raw material costs could increase our short term liquidity needs.

Capital Expenditures

Capital expenditures were $89.2 million during 2009, compared to $120.5 million in 2008, and $178.9 million in 2007.  Spending levels for 2008 and 2009 reflect the positive impact of improved capacity utilization initiatives combined with a general slowdown in sales volume.  During 2007, we completed a multiyear investment for new facilities and equipment for the medical and pharmaceutical markets, a platform for formable, rigid packaging products, additional converting equipment in our Malaysian operation, and proprietary film production capacity for European markets.  Over the long-term, we expect average annual capital expenditures to be approximately equivalent to total annual depreciation and amortization expenses.  We expect to fund 2010 capital expenditures with cash provided by operating activities.

Dividends

We increased our quarterly cash dividend by 2.3 percent during the first quarter of 2009 to 22.5 cents per share.  This follows increases of 4.8 percent in 2008 and 10.5 percent in 2007.  In February 2010, the Board of Directors approved the 27th consecutive annual increase in the quarterly cash dividend on common stock to 23 cents per share, a 2.2 percent increase.

Share Repurchases

No shares were repurchased during 2009.  During 2008, we purchased 1.0 million shares of common stock.  During 2007, we purchased 5.15 million shares of common stock.  As of December 31, 2009, we were authorized to purchase up to 4.1 million additional shares of common stock for the treasury.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2009.  Capital leases are insignificant.

Contractual Payments Due by Period

		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$1,251.8	$22.5	$321.1	508.2	$400.0
Interest expense (2)	404.7	67.2	121.6	90.7	125.2
Operating leases (3)	23.5	6.4	7.8	4.5	4.8
Purchase obligations (4)	178.1	176.9	0.3	0.1	0.8
Postretirement obligations (5)	54.5	5.1	16.7	12.6	20.1

Pursuant to current authoritative accounting guidance, the Company has accrued income tax liabilities associated with uncertain tax positions.  These liabilities have been excluded from the table above due to the high degree of uncertainty as to amounts and timing regarding future payments.  See Note 13 of the Consolidated Financial Statements for additional information.

(1)          These amounts are included in our Consolidated Balance Sheet.  A portion of this debt is commercial paper backed by a bank credit facility that expires on April 28, 2013.

(2)          A portion of the interest expense disclosed is subject to variable interest rates.   The amounts disclosed above assume that variable interest rates are equal to rates at December 31, 2009.

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

(5)          Postretirement obligations represent contracts or commitments for postretirement healthcare benefits and benefit payments for the unfunded Bemis Supplemental Retirement Plan.  See Note 9 to the Consolidated Financial Statements for additional information about our postretirement benefit obligations.

Interest Rate Swaps

In September 2001, we entered into interest rate swap agreements with two U.S. banks, which increased our exposure to variable rates.  These interest rate swap agreements, which expired on the date the related notes matured in August 2008, reduced the interest cost of the notes from 6.5 percent to about 6.0 percent in 2008 and 2007.

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

A portion of the interest expense on our outstanding debt is subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $123.4 million of variable rate debt outstanding would increase by $1.2 million.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2009 and 2008, we had outstanding forward exchange contracts with notional amounts aggregating $18.3 million and $5.0 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is insignificant and recorded on the balance sheet within current liabilities and as an element of other costs (income), net, which offsets the related transactions gains and losses on the related foreign denominated asset or liability.

Our business in Brazil holds U.S. dollar denominated debt which creates exposure to changes in currency rates when compared to its functional currency of the Brazilian real.  In order to hedge this exposure, we enter into currency swaps with maturities that match the underlying debt, effectively converting a portion of the U.S. denominated debt to the local currency.  We have not designated these derivative instruments as hedging instruments.  At December 31, 2009 and 2008, we had outstanding currency swap contracts with notional amounts aggregating $18.4 million and $24.6 million, respectively.  The net settlement amounts (fair value) related to active swap contracts is recorded on the balance sheet as part of the underlying debt and as an expense element of other costs (income), net, which offsets the related transaction gains or losses and were not significant at December 31, 2009 and 2008.

The operating results of our international operations are recorded in local currency and translated into U.S. dollars for consolidation purposes.  The impact of foreign currency translation on net sales was a decrease of $125.8 million in 2009 and an increase of $60.5 million in 2008.  Operating profit decreased by approximately $9.4 million in 2009 and improved by $5.9 million in 2008 as a result of foreign currency translation.

Stockholders’ equity includes adjustments to other comprehensive income for changes in currency translation for consolidated balance sheet accounts.  The impact of currency translation during 2009 was an increase in stockholders’ equity totaling $158.6 million.

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

Pension costs

Amounts related to our defined benefit pension plans that are recognized in our financial statements are determined on an actuarial basis.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  Net periodic pension cost recorded in 2009 was $18.8 million, compared to pension cost of $10.5 million in 2008 and $15.2 million in 2007.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets. For the year 2009, we maintained a target allocation to equity investments of 70 percent of total assets and an expected long-term rate of return on plan assets of 8.25 percent.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based upon our target asset allocation.  For the historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2009, our pension plan assets earned annualized rates of return of 0.7 percent, 8.0 percent, 8.1 percent, and 9.3 percent, respectively.  Using our target asset allocation of plan assets of 70 percent equity securities and 30 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2009, for our U.S. defined benefit pension plans we determined this rate to be 5.75 percent, a decrease of one quarter of one percent from the 6.00 percent rate used at December 31, 2008.

Pension assumptions sensitivity analysis

Based upon current assumptions of 5.75 percent for the discount rate and 8.25 percent for the expected rate of return on pension plan assets, we expect pension expense before the effect of income taxes for 2010 to be in a range of $23 million to $27 million.  The following charts depict the sensitivity of estimated 2010 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

	Total increase (decrease)		Total increase (decrease)
	to pension expense		to pension expense
(dollars in millions)	from current assumptions		from current assumptions
Discount rate		Rate of Return on Plan Assets
5.00 percent	$3.6	7.50 percent	$3.3
5.25 percent	2.4	7.75 percent	2.3
5.50 percent	1.2	8.00 percent	1.1
5.75 percent — Current Assumption	0.0	8.25 percent — Current Assumption	0.0
6.00 percent	(1.1)	8.50 percent	(1.1)
6.25 percent	(2.2)	8.75 percent	(2.3)
6.50 percent	(3.3)	9.00 percent	(3.3)

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

Total increase (decrease) in Accumulated Other Comprehensive
(dollars in millions)	Income, net of taxes, from current assumptions
Discount rate
5.00 percent	$(49.0)
5.25 percent	(32.1)
5.50 percent	(15.7)
5.75 percent — Current Assumption	0.0
6.00 percent	14.8
6.25 percent	29.1
6.50 percent	42.6

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  None of our reporting units with significant goodwill were at risk of failing step one of the goodwill impairment test.  Goodwill was $646.9 million as of December 31, 2009.

Intangible assets consist primarily of purchased technology, customer relationships, patents, trademarks, and tradenames and are amortized using the straight-line method over their estimated useful lives, which range from one to 30 years, when purchased.  We review these intangible assets for impairment as changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable.  The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  These estimates and projections require judgments as to future events, condition, and amounts of future cash flows.

New Accounting Pronouncements

Accounting Guidance Adopted in the Year Ended December 31, 2009

Business Combinations

In December 2007, the FASB issued authoritative guidance to establish principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  Guidance was also provided for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  This guidance was effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008.  During the second half of 2008, we incurred accounting, legal, and other professional fees associated with the Company’s due diligence effort related to the Huhtamaki Oyj acquisition and the Alcan Packaging Food Americas acquisition.  These costs were deferred in 2008 under the then existing accounting standards.  Upon the adoption of this guidance on January 1, 2009, these costs were expensed.  We incurred additional costs during the year ended December 31, 2009 which were expensed.  The total impact to our earnings for the year ended December 31, 2009, as a result of this due diligence effort was a pretax charge of $31.8 million, or a reduction in earnings per share of $0.19.

Defined Benefit Retirement Plan Disclosures

In December 2008, the FASB issued authoritative guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance requires employers to disclose fair value measurements of plan assets, investment policies and strategies, and significant concentrations of risk.  The guidance was effective for fiscal years ending after December 15, 2009, and has expanded the disclosures related to our benefit plan assets.

Earnings Per Share

In June 2008, the FASB issued authoritative guidance which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, must be included in the two-class method of computing earnings per share.  As discussed in Note 15, “Earnings Per Share Computations,” we adopted this guidance on January 1, 2009.  The calculation of basic and diluted earnings per share for prior years presented has been recast to reflect this guidance.  The impact of this modification was a $0.04 per share decrease in diluted earnings per share for each of the years ended December 31, 2008 and 2007.

Noncontrolling Interests

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance was adopted by the Company on January 1, 2009.  As required, the presentation of minority interest is now referred to as noncontrolling interest and repositioned in the consolidated financial statements.  In the consolidated statement of income, noncontrolling interest is now presented following a subtotal entitled “Net income”.  In the consolidated balance sheet, noncontrolling interest is now presented as a component of total equity with a corresponding presentation in the consolidated statement of equity.  Prior periods have been recast to conform to the current year presentation in conformity with the requirements.

Accounting Guidance Not Yet Adopted

Fair Value Measurements and Disclosures

In January 2010, the FASB issued additional authoritative guidance regarding fair value measurements and disclosures.  This guidance requires some new disclosures and provides clarifications on certain existing disclosure requirements.  The majority of the guidance is effective for the Company for interim and annual reporting periods beginning after December 15, 2009.  A portion of the guidance related to expanded disclosures in the roll forward of Level 3 activity is effective for interim and annual reporting periods beginning after December 15, 2010.  This guidance will expand the Company’s disclosures and will not impact its financial position or results of operations.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs and availability, particularly for polymer resins and adhesives; the magnitude and volatility of price changes for raw materials and our ability to pass these price changes on to our customers in selling prices or otherwise manage commodity price fluctuation risks; changes in the availability of financing; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; unexpected costs or manufacturing issues related to the implementation of an enterprise resource system; costs associated with the pursuit of business combinations, unexpected costs associated with acquisitions or divestitures; the inability to complete a planned acquisition or divestiture; changes in governmental regulations, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings and any related proceedings or civil lawsuits; unexpected outcomes in our current and future domestic and international tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A “Risk Factors” of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is included in Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.  Based on a sensitivity analysis (assuming a 10 percent adverse change in market rates) of our foreign exchange, currency swaps, and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would not materially affect our financial position and liquidity.  The effect on our results of operations would be substantially offset by the impact of the hedged items.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2009.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.

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

Chief Financial Officer

Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Bemis Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of equity and of cash flows present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A in this Annual Report.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 13 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions.  As described in Note 2 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for noncontrolling interests, accounts for business combinations, and calculates earnings per share.

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 1, 2010

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

For the years ended December 31,	2009	2008	2007

Net sales	$3,514,586	$3,779,373	$3,649,281

Costs and expenses:
Cost of products sold	2,814,412	3,131,341	2,973,329
Selling, general, and administrative expenses	370,926	342,737	341,551
Research and development	24,342	25,010	25,983
Interest expense	42,052	39,413	50,268
Other costs (income), net	22,544	(27,653)	(31,455)

Income before income taxes	240,310	268,525	289,605

Provision for income taxes	87,800	96,300	104,300

Net income	152,510	172,225	185,305

Less: net income attributable to noncontrolling interests	5,289	6,011	3,751

Net income attributable to Bemis Company, Inc	$147,221	$166,214	$181,554

Basic earnings per share	$1.38	$1.61	$1.71

Diluted earnings per share	$1.38	$1.61	$1.70

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share amounts)

As of December 31,	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,065,687	$43,454
Accounts receivable, net	467,988	426,888
Inventories	399,067	435,667
Prepaid expenses	72,606	76,649
Total current assets	2,005,348	982,658

Property and equipment:
Land and land improvements	45,562	43,662
Buildings and leasehold improvements	489,632	466,863
Machinery and equipment	1,575,452	1,499,621
Total property and equipment	2,110,646	2,010,146
Less accumulated depreciation	(953,453)	(874,664)
Net property and equipment	1,157,193	1,135,482

Other long-term assets:
Goodwill	646,852	595,466
Other intangible assets	85,299	80,773
Deferred charges and other assets	34,013	27,935
Total other long-term assets	766,164	704,174
TOTAL ASSETS	$3,928,705	$2,822,314

LIABILITIES
Current liabilities:
Current portion of long-term debt	$22,527	$18,651
Short-term borrowings	8,795	7,954
Accounts payable	380,017	323,142
Accrued liabilities:
Salaries and wages	89,988	63,227
Income taxes	15,742	561
Other	7,786	8,246
Total current liabilities	524,855	421,781

Long-term debt, less current portion	1,227,514	659,984
Deferred taxes	134,676	111,832
Other liabilities and deferred credits	189,977	246,174
Total liabilities	2,077,022	1,439,771

Commitments and contingencies

EQUITY
Bemis Company, Inc. stockholders’ equity:
Common stock, $.10 par value:
Authorized — 500,000,000 shares
Issued — 125,646,511 and 117,130,962 shares	12,565	11,713
Capital in excess of par value	567,247	345,982
Retained earnings	1,649,804	1,599,178
Accumulated other comprehensive (loss) income	72,457	(112,001)
Common stock held in treasury, 17,422,771 shares, at cost	(498,341)	(498,341)
Total Bemis Company, Inc. stockholders’ equity	1,803,732	1,346,531
Noncontrolling interests	47,951	36,012
TOTAL EQUITY	1,851,683	1,382,543

TOTAL LIABILITIES AND EQUITY	$3,928,705	$2,822,314

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the years ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net income	$152,510	$172,225	$185,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,274	162,004	158,546
Excess tax benefit from share-based payment arrangements	(509)	(209)	(5,773)
Share-based compensation	19,020	18,058	16,849
Deferred income taxes	4,956	15,666	5,803
Income of unconsolidated affiliated companies	(2,163)	(919)	(933)
(Gain) loss on sale of property and equipment	(1,149)	967	(2,055)
Non-cash restructuring related activities			2,483
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,704	(25,015)	32,007
Inventories	67,508	8,584	11,705
Prepaid expenses	10,632	(20,607)	5,350
Accounts payable	15,034	(26,717)	(21,672)
Accrued salaries and wages	21,087	(3,222)	(27,218)
Accrued income taxes	16,459	616	5,310
Accrued other taxes	(1,605)	349	1,370
Changes in other liabilities and deferred credits	(21,488)	(12,341)	(8,014)
Changes in deferred charges and other assets	19,543	4,111	47,165
Net cash provided by operating activities	475,813	293,550	406,228

Cash flows from investing activities:
Additions to property and equipment	(89,154)	(120,513)	(178,852)
Business acquisitions, net of cash acquired	(30,343)
Proceeds from sales of property, equipment, and other assets	10,921	2,429	7,405
Proceeds from sale of restructuring related assets			3,639
Net cash used in investing activities	(108,576)	(118,084)	(167,808)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	823,088	16,334	25,061
Repayment of long-term debt	(24,154)	(267,327)	(60,546)
Net borrowing (repayment) of commercial paper	(240,295)	169,295	80,800
Net borrowing (repayment) of short-term debt	(10,894)	(62,956)	(9,977)
Cash dividends paid to stockholders	(96,595)	(90,695)	(89,809)
Proceeds from issuance of common stock	202,809
Common stock purchased for the treasury		(26,771)	(153,953)
Excess tax benefit from share-based payment arrangements	509	209	5,773
Stock incentive programs and related withholdings	(3,186)	(2,196)	(14,745)
Net cash provided (used) by financing activities	651,282	(264,107)	(217,396)

Effect of exchange rates on cash and cash equivalents	3,714	(15,314)	14,225

Net increase (decrease) in cash and cash equivalents	1,022,233	(103,955)	35,249
Cash and cash equivalents balance at beginning of year	43,454	147,409	112,160

Cash and cash equivalents balance at end of year	$1,065,687	$43,454	$147,409

Interest paid during the year	$19,990	$39,909	$48,132
Income taxes paid during the year	$65,286	$76,905	$83,621

Supplemental information of noncash investing and financing activities

The Company acquired the South American rigid packaging operations of Huhtamaki Oyj for $43 million. In conjunction with the acquisition, cash paid and notes payable issued to finance the acquisition were $32.3 million and $8.8 million respectively. The fair value of assets and liabilities acquired was $51.7 million and $10.9 million respectively.

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands, except per share amounts)

	Bemis Company, Inc. Stockholders
				Accumulated
		Capital In		Other	Common
	Common	Excess of	Retained	Comprehensive	Stock Held	Noncontrolling
	Stock	Par Value	Earnings	Income (Loss)	In Treasury	Interests	Total
Balance at December 31, 2006	$11,611	$317,177	$1,431,747	$29,098	$(317,617)	29,185	$1,501,201

Net income			181,554			3,751	185,305

Unrecognized gain reclassified to earnings, net of tax $(337)				(527)			(527)
Translation adjustment				122,387		5,990	128,377
Pension liability adjustment, net of tax effect $(11,942)				20,204			20,204
Total comprehensive income							333,359
Adjustment to initially apply FIN No. 48			167				167
Cash dividends paid on common stock $0.84 per share			(89,809)				(89,809)
Stock incentive programs and related tax effects (826,779 shares)	83	(14,745)					(14,662)
Excess tax benefit from share-based Compensation arrangements		6,908					6,908
Share-based compensation		18,047					18,047
Purchase 5,150,000 shares
of common stock					(153,953)		(153,953)
Balance at December 31, 2007	11,694	327,387	1,523,659	171,162	(471,570)	38,926	1,601,258

Net income			166,214			6,011	172,225
Unrecognized gain reclassified to earnings, net of tax $(305)				(527)			(527)
Translation adjustment				(183,175)		(8,925)	(192,100)
Pension liability adjustment, net of tax effect $(57,616)				(99,461)			(99,461)
Total comprehensive income							(119,863)
Cash dividends paid on common stock $0.88 per share			(90,695)				(90,695)
Stock incentive programs and related tax effects (189,836 shares)	19	(2,196)					(2,177)
Excess tax benefit from share-based compensation arrangements		960					960
Share-based compensation		19,831					19,831
Purchase 1,000,000 shares of common stock					(26,771)		(26,771)
Balance at December 31, 2008	11,713	345,982	1,599,178	(112,001)	(498,341)	36,012	1,382,543

Net income			147,221			5,289	152,510
Unrecognized gain reclassified to earnings, net of tax $(337)				(526)			(526)
Translation adjustment				158,631		6,650	165,281
Pension liability adjustment, net of tax effect $(15,148)				26,353			26,353
Total comprehensive income							343,618
Cash dividends paid on common stock $0.90 per share			(96,595)				(96,595)
Stock incentive programs and related tax effects (340,549 shares)	34	(3,186)					(3,152)
Excess tax benefit from share-based compensation arrangements		1,856					1,856
Share-based compensation		20,604					20,604
Common stock issued (8,175,000 shares)	818	201,991					202,809

Balance at December 31, 2009	$12,565	$567,247	$1,649,804	$72,457	$(498,341)	$47,951	$1,851,683

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the business:  Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Neenah, Wisconsin, the Company employs approximately 20,400 individuals and has 83 manufacturing facilities.  The Company manufactures and sells flexible packaging products and pressure sensitive materials throughout the Americas, Europe, and Asia.

The Company’s business activities are organized around its two business segments, Flexible Packaging, which accounted for approximately 85 percent of 2009 net sales, and Pressure Sensitive Materials, which accounted for the remaining net sales.  The Company’s flexible packaging business has a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 60 percent of 2009 net sales.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $2,163,000, $919,000, and $933,000 in 2009, 2008, and 2007, respectively, included in other costs (income), net, on the accompanying consolidated statement of income.  Investments in joint ventures are included in deferred charges and other assets on the accompanying consolidated balance sheet.

Noncontrolling interests:  As of December 31, 2009, the Company held 54% of the outstanding non-voting preferred stock of Dixie Toga S.A.  The remaining non-voting preferred shares not held by the Company are traded publicly on the Brazilian Bovespa Stock Exchange in São Paulo, Brazil, and represent the most significant component of noncontrolling interests included on our consolidated balance sheet.

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

Translation of foreign currencies:  The Company considers the local currency to be the functional currency for all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive income (loss) in stockholders’ equity.  Foreign currency transaction gains (losses) of $1,359,000, $(6,755,000), and $2,445,000, in 2009, 2008, and 2007, respectively, are included as a component of other costs (income), net.

Revenue recognition:  Sales and related costs of sales are recognized when persuasive evidence of an arrangement exists, title and risk of ownership have been transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.  These conditions are typically fulfilled upon shipment of products.  All costs associated with revenue, including customer volume discounts, are recognized at the time of sale.  Customer volume discounts are accrued in accordance with current authoritative accounting guidance and recorded as a reduction to sales.  Shipping and handling costs are classified as a component of costs of sales while amounts billed to customers for shipping and handling are classified as a component of sales.  The Company accrues for estimated warranty costs when specific issues are identified and the amounts are determinable.

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  Our reserve for environmental liabilities at December 31, 2009 and 2008 was $401,000 for both years.  Adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for 2009, 2008, and 2007 of $42,000, $306,000, and $111,000 respectively.  There were no third party reimbursements for any of the years presented.

Research and development:  Research and development expenditures are expensed as incurred.

Cash and cash equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents include certificates of deposit that can be readily liquidated without penalty at the Company’s option.  Cash equivalents are carried at cost which approximates fair market value.

Accounts receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The following factors are considered when determining the collectibility of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $21,078,000 and $16,262,000 at December 31, 2009 and 2008, respectively.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventories are summarized at December 31, as follows:

(in thousands)	2009	2008
Raw materials and supplies	$139,821	$161,451
Work in process and finished goods	280,975	293,132
Total inventories, gross	420,796	454,583
Less inventory write-downs	(21,729)	(18,916)
Total inventories, net	$399,067	$435,667

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $150,808,000, $152,962,000, and $149,852,000 for 2009, 2008, and 2007, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs which are capitalized during the construction of major capital projects totaled $1,111,000 in 2009, $2,557,000 in 2008, and $4,220,000 in 2007.

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value.

The Company capitalizes direct costs (internal and external) of materials and services used in the development and purchase of internal-use software.  Amounts capitalized are amortized on a straight-line basis over a period of three to twelve years and are reported as a component of machinery and equipment within property and equipment.

The Company is in the process of developing and implementing a new Enterprise Resource Planning (ERP) system.  Certain costs incurred during the application development stage are being capitalized in accordance with authoritative accounting guidance related to accounting for costs of computer software developed or obtained for internal use.  These costs are being amortized over the system’s estimated useful life as the ERP system is placed in service.

Goodwill:  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed at least annually for impairment and whenever there is an impairment indicator, using a fair-value based approach.

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

Financial instruments:  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in stockholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.  Note 6 contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts, currency swap contracts, and interest rate swap arrangements.

Treasury stock:  Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.  At December 31, 2009, 4.1 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2008.

Preferred stock purchase rights:  On July 29, 1999, the Company’s Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right for each outstanding share of common stock.  Under certain circumstances, a right may have been exercised to purchase one four-hundredth of a share of Series A Junior Preferred Stock for $60, subject to adjustment.  The rights would have become exercisable if, subject to certain exceptions, a person or group acquired beneficial ownership of 15 percent or more of the Company’s outstanding common stock or announced an offer which would result in such person acquiring beneficial ownership of 15 percent or more of the Company’s outstanding common stock.  If a person or group acquired beneficial ownership of 15 percent or more of the Company’s outstanding common stock, subject to certain exceptions, each right would have entitled its holder to buy from the Company, common stock of the Company having a market value of twice the exercise price of the right.  The preferred stock purchase rights expired July 8, 2009 and were not renewed.

Note 2 — NEW ACCOUNTING GUIDANCE

Accounting Guidance Adopted in the Year Ended December 31, 2009

Fair Value Measurements and Disclosures

In August 2009, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance for the measurement of liabilities at fair value emphasizing the use of observable inputs when quoted prices are not available.  The guidance was effective for the Company’s reporting period ended December 31, 2009.  Adoption of the guidance did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued additional authoritative guidance for estimating fair value when the market activity for an asset or liability has decreased significantly.  This guidance assists both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed.  The guidance was effective for the Company for the quarter ended June 30, 2009 and did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued authoritative guidance for fair value measurements which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance will apply whenever assets or liabilities are required (or permitted) to be measured at fair value.  The guidance does not expand the use of fair value to any new circumstances.  In early 2008, the FASB issued additional guidance which delayed by one year the effective date of the September 2006 guidance for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  The Company adopted the new guidance on January 1, 2008, and on January 1, 2009, as required, each with no effect on the measurement of the Company’s assets and liabilities or on its consolidated financial position and results of operations.

Accounting Standards Codification

In June 2009, the FASB issued authoritative guidance which defines the new hierarchy for U.S. generally accepted accounting principles (GAAP) and explains how the FASB will use its Accounting Standards Codification (ASC) as the sole source for all authoritative guidance.  This guidance was effective for the Company’s interim quarterly period beginning July 1, 2009 and did not have any impact on our consolidated financial position or results of operations.

Subsequent Events

In May 2009, the FASB issued authoritative guidance for subsequent events which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued.  This guidance was effective for interim or annual financial periods ending after June 15, 2009, and did not have a material impact on our consolidated financial position or results of operations.

Business Combinations

In April 2009, the FASB issued additional authoritative guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This guidance amends and clarifies earlier guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The guidance was effective for the Company on January 1, 2009, and applies to business combinations with an acquisition date on or after the guidance became effective.

In December 2007, the FASB issued authoritative guidance to establish principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  Guidance was also provided for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  This guidance was effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008.  During the second half of 2008, we incurred accounting, legal, and other professional fees associated with the Company’s due diligence effort related to the Huhtamaki Oyj South American Rigid Packaging acquisition and the Alcan Packaging Food Americas acquisition.  These costs were deferred in 2008 under the then existing accounting standards.  Upon the adoption of this guidance on January 1, 2009, these costs were expensed.  We incurred additional costs during the year ended December 31, 2009 which were expensed.  The total impact to our earnings for the year ended December 31, 2009, as a result of this due diligence effort was a pretax charge of $31.8 million, or a reduction in earnings per share of $0.19.

Defined Benefit Retirement Plan Disclosures

In December 2008, the FASB issued authoritative guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance requires employers to disclose fair value measurements of plan assets, investment policies and strategies and significant concentrations of risk.  The guidance was effective for fiscal years ending after December 15, 2009, and has expanded the disclosures related to our benefit plan assets.

Earnings Per Share

In June 2008, the FASB issued authoritative guidance which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, must be included in the two-class method of computing earnings per share.  As discussed in Note 15, “Earnings Per Share Computations,” we adopted this guidance on January 1, 2009.  The calculation of basic and diluted earnings per share for both of the years presented has been recast to reflect the guidance, effective January 1, 2009.  The impact of this modification was a $0.04 per share decrease in diluted earnings per share for each of the years ended December 31, 2008 and 2007.

Useful Lives of Intangible Assets

In April 2008, the FASB issued authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The guidance was effective for the Company on January 1, 2009.  As this guidance applies only to assets we may acquire in the future, we are not able to predict the impact, if any, on our consolidated financial statements.

Derivatives and Hedging

In March 2008, the FASB issued authoritative guidance which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  As discussed in Note 6, “Derivative Instruments,” we adopted the guidance on January 1, 2009.

Noncontrolling Interests

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance was adopted by the Company on January 1, 2009.  As required, the presentation of minority interest is now referred to as noncontrolling interest and repositioned in the consolidated financial statements.  In the consolidated statement of income, noncontrolling interest is now presented following a subtotal entitled “Net income”.  In the consolidated balance sheet, noncontrolling interest is now presented as a component of total equity with a corresponding presentation in the consolidated statement of equity.  Prior periods have been recast to conform to the current year presentation in conformity with the requirements.

Accounting Guidance Not Yet Adopted

Fair Value Measurements and Disclosures

In January 2010, the FASB issued additional authoritative guidance regarding fair value measurements and disclosures.  This guidance requires some new disclosures and provides clarifications on certain existing disclosure requirements.  The majority of the guidance is effective for the Company for interim and annual reporting periods beginning after December 15, 2009.  A portion of the guidance related to expanded disclosures in the roll forward of Level 3 activity is effective for interim and annual reporting periods beginning after December 15, 2010.  This guidance will expand the Company’s disclosures and will not impact its financial position or results of operations.

Note 3 — ACQUISITIONS

Acquisition of South American Rigid Packaging Operations of Huhtamaki Oyj

On June 3, 2009, the Company announced that it acquired the South American rigid packaging operations of Huhtamaki Oyj, a global manufacturer of consumer and specialty packaging.  This rigid packaging business, which includes three facilities in Brazil and one facility in Argentina, recorded annual net sales of approximately $86.0 million in 2008, primarily to dairy and food service markets.  The purchase price of $43.0 million was paid with a combination of $32.3 million cash on hand, $1.9 million of debt assumed, and an $8.8 million note payable to the seller.  As of December 31, 2009, $1.6 million remained outstanding on the note payable to seller which is due May 31, 2010.  The fair value of assets and liabilities acquired was $51.7 million and $10.9 million respectively.

Note 4 — SUBSEQUENT EVENT — ACQUISITION OF ALCAN PACKAGING FOOD AMERICAS

On March 1, 2010, Bemis completed the acquisition of the Food Americas operations of Alcan Packaging, a business unit of international mining group Rio Tinto plc, for $1.2 billion.  The acquisition will expand our global presence with 23 Food Americas flexible packaging facilities in the U.S., Canada, Mexico, Brazil, Argentina, and New Zealand.  These flexible packaging facilities, while owned by Rio Tinto plc, recorded net sales of $1.4 billion in 2009 to the food and beverage markets and include expertise in foil and crystallized polyester technologies.

In compliance with regulatory requirements for approval of the transaction in the United States, Bemis is obligated to divest certain Alcan Packaging Food Americas packaging assets in the United States within a specified time period after the closing date.  The packaging assets that will be divested produced annual sales of approximately $100 million in 2009 and include manufacturing equipment used to produce packaging for fresh meat and retail natural cheese products.

The majority of the financing for this transaction was completed during the third quarter of 2009 through the issuance of $800.0 million of public bonds and 8.2 million common shares issued in a secondary public stock offering.  The remaining cash purchase price was financed in the commercial paper market in advance of closing.

The initial accounting for this business combination was incomplete as of the date of the filing of this Form 10-K as the acquisition was completed after our reporting date of December 31, 2009.  Accordingly, the financial information contained herein does not include pro forma disclosures, acquisition-date fair values, or purchase price allocation information.

Note 5 — FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2009 and 2008, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.  The fair value of the Company’s long-term debt, including current maturities but excluding capitalized leases, was estimated to be $1,303,760,000 and $700,945,000 at December 31, 2009 and December 31, 2008, respectively, using discounted cash flow analyses and based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

The fair values for derivatives are based on inputs other than quoted prices that are observable for the asset or liability.  These inputs include foreign currency exchange rates and interest rates.  The financial assets and financial liabilities are primarily valued using standard calculations / models that use as their basis readily observable market parameters.  Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes.

	Significant Other Observable Inputs (Level 2)
(in thousands)	December 31, 2009	December 31, 2008
Currency swaps — net asset (liability) position	$(2,693)	$4,944
Forward exchange contracts — net asset (liability) position	$29	$(112)

Note 6 — DERIVATIVE INSTRUMENTS

On January 1, 2009, we adopted the authoritative accounting guidance issued by the FASB which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The Company enters into derivative transactions to manage exposures arising in the normal course of business.  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in stockholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.

The Company enters into currency swap contracts to manage changes in the fair value of U.S. dollar denominated debt held in Brazil, effectively converting a portion of that debt to the functional currency of its Brazilian operation.  Currency swap contracts generally have maturities that match the maturities of the underlying debt.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2009 and 2008, the Company had outstanding currency swap contracts with notional amounts aggregating $18,435,000 and $24,587,000, respectively.  The fair value related to active swap contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other costs (income), net, which offsets the related transaction gains or losses.

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for our European operations, and the U.S. dollar for our Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2009, and December 31, 2008, the Company had outstanding forward exchange contracts with notional amounts aggregating $18,284,000 and $5,044,000, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other costs (income), net, which offsets the related transaction gains or losses.

The Company is exposed to credit loss in the event of non-performance by counterparties in currency swap and forward exchange contracts.  Collateral is generally not required of the counterparties or of the Company.  In the event a counterparty fails to meet the contractual terms of a currency swap or forward exchange contract, the Company’s risk is limited to the fair value of the instrument.  The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.  The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

The fair values and balance sheet presentation of derivative instruments not designated as hedging instruments at December 31, 2009 and December 31, 2008 are presented in the tables below:

		Fair Value	Fair Value
		As of	As of
(in thousands)	Balance Sheet Location	December 31, 2009	December 31, 2008
Asset Derivatives
Currency swaps	Accounts receivable	$7,122	$1,303
	Deferred charges and other assets		3,706
Forward exchange contracts	Accounts receivable	33	306
Total asset derivatives not designated as hedging instruments		$7,155	$5,315

		Fair Value	Fair Value
		As of	As of
(in thousands)	Balance Sheet Location	December 31, 2009	December 31, 2008
Liability Derivatives
Currency swaps	Accounts payable	9,815
	Other liabilities and deferred credits		66
Forward exchange contracts	Accounts payable	4	418
Total liability derivatives not designated as hedging instruments		$9,819	$484

The income statement impact of derivatives not designated as hedging instruments for the twelve months ended December 31, 2009 is presented in the table below:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
	Recognized in Income	Twelve Months Ended
(in thousands)	on Derivatives	December 31, 2009
Currency swap contracts	Other costs (income), net	$(7,919)
Forward exchange contracts	Other costs (income), net	3,964
Total		$(3,955)

Note 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

	Flexible Packaging	Pressure Sensitive
(in thousands)	Segment	Materials Segment	Total
Reported balance at December 31, 2007	$589,589	$52,918	$642,507

Currency translation	(46,611)	(430)	(47,041)
Reported balance at December 31, 2008	542,978	52,488	595,466

Currency translation	51,320	66	51,386
Reported balance at December 31, 2009	$594,298	$52,554	$646,852

The components of amortized intangible assets follow:

	December 31, 2009		December 31, 2008
(in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$15,447	$(11,368)	$15,447	$(10,268)
Technology based	51,694	(24,389)	51,422	(21,623)
Marketing related	25,962	(11,470)	20,435	(7,768)
Customer based	72,451	(33,028)	54,688	(21,560)
Reported balance	$165,554	$(80,255)	$141,992	$(61,219)

Amortization expense for intangible assets during 2009, 2008, and 2007 was $9.3 million, $9.7 million, and $9.6 million, respectively.  Estimated annual amortization expense is $9.3 million for 2010 and $9.0 million for 2011, $7.9 million for 2012, $6.6 million for 2013, and $6.6 million for 2014.  The Company completed its annual impairment tests in the fourth quarter of 2009 with no indications of impairment of goodwill found.  The Company does not have any accumulated impairment losses.

Note 8 — PENSION PLANS

Total multiemployer plan, defined contribution, and defined benefit pension expense in 2009, 2008, and 2007 was $29,079,000, $16,909,000, and $26,311,000, respectively.  The Company sponsors a 401(k) savings plan (a defined contribution plan) for substantially all U.S. employees.  The Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next six percent of eligible compensation.  Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2009, 2008, and 2007 were $6,590,000, $6,417,000, and $5,993,000, respectively.

Effective January 1, 2006, our U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population.  For those employees impacted, future pension benefits were replaced with the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  Total contribution expense for BIPSP and previously existing defined contribution plans was $9,514,000 in 2009, $5,661,000 in 2008, and $10,394,000 in 2007.  Multiemployer plans cover employees at two different manufacturing locations and provide for contributions to a union administered defined benefit pension plan.  Amounts charged to pension cost and contributed to the multiemployer plans in 2009, 2008, and 2007 totaled $782,000, $780,000, and $749,000, respectively.

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

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2009, 2008, and 2007:

(in thousands)	2009	2008	2007
Service cost - benefits earned during the year	$12,584	$13,109	$13,868
Interest cost on projected benefit obligation	33,776	34,217	32,497
Expected return on plan assets	(40,780)	(44,233)	(45,274)
Settlement (gain) loss	(5)	29	3,726
Amortization of unrecognized transition obligation	247	261	240
Amortization of prior service cost	2,367	2,355	2,290
Recognized actuarial net (gain) or loss	10,594	4,730	7,820
Net periodic pension cost	$18,783	$10,468	$15,167

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2009 and 2008, are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2009	2008	2009	2008
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$517,779	$500,152	$59,296	$68,009
Service cost	9,840	9,844	2,744	3,265
Interest cost	30,275	30,507	3,501	3,710
Participant contributions			571	634
Plan amendments	1,461	76
Plan settlements			(610)
Acquisitions				2,555
Benefits paid	(24,140)	(23,077)	(3,232)	(2,559)
Actuarial (gain) or loss	18,143	277	3,324	(4,916)
Foreign currency exchange rate changes			4,505	(11,402)
Benefit obligation at the end of the year	$553,358	$517,779	$70,099	$59,296

Accumulated benefit obligation at the end of the year	$513,661	$480,525	$57,585	$47,421

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$338,043	481,889	$42,573	$53,937
Actual return on plan assets	88,982	(123,041)	4,394	(2,834)
Employer contributions	31,121	2,271	3,269	3,450
Participant contributions			571	635
Plan settlements			(713)	(29)
Benefits paid	(24,140)	(23,076)	(3,232)	(2,559)
Foreign currency exchange rate changes			3,692	(10,027)
Fair value of plan assets at the end of the year	$434,006	$338,043	$50,554	$42,573

Funded (unfunded) status at year end:	$(119,352)	$(179,736)	$(19,545)	$(16,724)

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$	$	$195	$
Accrued benefit liability, current	(4,311)	(3,383)	(293)	(276)
Accrued benefit liability, non-current	(115,041)	(176,353)	(19,447)	(16,448)
Sub-total	(119,352)	(179,736)	(19,545)	(16,724)
Deferred tax asset	87,719	104,371	3,222	2,506
Accumulated other comprehensive loss (income)	152,608	180,173	5,605	4,327
Net amount recognized in consolidated balance sheet	$120,975	$104,808	$(10,718)	$(9,891)

Accumulated other comprehensive income related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2009	2008	2009	2008
Unrecognized net actuarial losses	$230,857	$274,230	$5,563	$3,412
Unrecognized net prior service costs	9,470	10,314	713	709
Unrecognized net transition costs			2,551	2,712
Tax benefit	(87,719)	(104,371)	(3,222)	(2,506)
Accumulated other comprehensive loss (income), end of year	$152,608	$180,173	$5,605	$4,327

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2010 are as follows:

		Non-U.S.
	U.S. Pension Plans	Pension Plans
(in thousands)	2009	2009
Net actuarial losses	$16,153	$71
Net prior service costs	2,526	67
Net transition costs		257
Total	$18,679	$395

The accumulated benefit obligation for all defined benefit pension plans was $571,246,000 and $527,946,000 at December 31, 2009, and 2008, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2009 and 2008.

	Projected Benefit Obligation				Accumulated Benefit Obligation
	Exceeds the Fair Value of Plan’s Assets				Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Projected benefit obligation	$553,358	$517,779	$67,904	$59,296	$553,358	$517,779	$67,904	$34,769
Accumulated benefit obligation	513,661	480,525	55,389	47,421	513,661	480,525	55,389	25,210
Fair value of plan assets	434,006	338,043	48,164	42,573	434,006	338,043	48,164	19,821

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax purposes.  The employer contributions for the years ended December 31, 2009 and 2008, were $34,390,000 and $5,722,000, respectively.  The expected cash contribution for 2010 is $22,585,000 which is expected to satisfy plan funding requirements and regulatory funding requirements.

For each of the years ended December 31, 2009 and 2008, the U.S. pension plans represented approximately 89 percent of the Company’s total plan assets and approximately 89 percent of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, we separately present and discuss the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2009	2008	2009	2008
Weighted-average discount rate	5.75%	6.00%	5.39%	5.80%
Rate of increase in future compensation levels	4.25%	4.25%	3.92%	3.90%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2009	2008	2007	2009	2008	2007
Weighted-average discount rate	6.00%	6.25%	5.75%	5.82%	5.60%	4.81%
Expected return on plan assets	8.25%	8.50%	8.75%	6.16%	6.18%	6.44%
Rate of increase in future compensation levels	4.25%	4.75%	4.75%	3.90%	3.98%	3.83%

The Pension Investment Committee appointed by our Board of Directors is responsible for overseeing the investments of the pension plans.  The overall investment strategy is to achieve a long term rate of return that maintains an adequate funded ratio and minimizes the need for future contributions through diversification of asset types, investment strategies, and investment managers.  A target asset allocation policy is used to balance investments in equity securities with investments in fixed income securities.  The majority of pension plan assets relate to U.S. plans and employ a target asset allocation of 70% equity securities and 30% fixed income securities.  Equity securities primarily include investments in diversified portfolios of domestic large cap and small cap firms.  Fixed income securities include diversified investments across a broad spectrum of primarily investment-grade debt securities.

The pension plan assets measured at fair value at December 31, 2009 follow:

	U.S. Pension Plans *			Non-U.S. Pension Plans
	Quoted Prices			Quoted Prices
	In Active	Significant		In Active	Significant
	Markets for	Other	Significant	Markets for	Other	Significant
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$437	$13,819	$	$	$	$
Corporate debt securities		55,660	2,767
U.S. Government debt securities		34,689	7,981
State and municipal debt securities		13,309
Corporate common stock	271,572
Registered investment company funds (a)	26,434			26,557
Common trust funds (b)		14,080			4,269
General insurance account (c)						19,728
Balance at December 31, 2009	$298,443	$131,557	$10,748	$26,557	$4,269	$19,728

(a)          This category includes mutual funds that are actively traded on public exchanges.  The funds are invested in equity and debt securities that are actively traded on public exchanges.

(b)         Common trust funds consist of shares in commingled funds that are not publicly traded.  The funds are invested in equity and debt securities that are actively traded on public exchanges.

(c)          The general insurance account is primarily comprised of insurance contracts that guarantee a minimum return.

Level 1 fair value measurements represent exchange-traded securities which are valued at quoted prices (unadjusted) in active markets for identical assets that we have the ability to access as of the reporting date.  Level 2 fair value measurements are determined using input prices that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.  Level 3 fair value measurements are determined using unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

* The table presenting the fair value of plan assets does not include a $6.7 million liability related to the U.S. pension plans’ participation in a securities lending program.  The securities lending program authorizes the pension plan trustee to lend securities, which are assets of the pension plans, to approved borrowers.  The trustee requires that borrowers, pursuant to a securities lending agreement, deliver collateral to secure each loan.  Cash collateral received is invested in collateral funds comprised primarily of high quality, short term investments.  As of December 31, 2009, the value of the loans outstanding exceeded the value of the invested collateral by $6.7 million.

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) is as follows:

	U.S. Pension Plans	Non-U.S. Pension Plans
	(Level 3)	(Level 3)
(in thousands)	2009	2009
Fair value of plan assets at the beginning of the year	$14,877	$18,164
Actual return on plan assets	333	1,019
Purchases, sales and settlements, net	6,784	(126)
Transfers into (out of) Level 3	(11,246)
Foreign currency exchange rate changes		671
Fair value of plan assets at the end of the year	$10,748	$19,728

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	U.S. Pension Plans	Non-U.S. Pension Plans
2010	$29,139	$2,645
2011	36,085	2,362
2012	32,694	1,648
2013	34,115	4,352
2014	35,998	5,050
Years 2015-2019	187,258	29,328

As of January 1, 2010, we have assumed that the expected long-term annual rate of return on plan assets will be 8.25 percent, which is unchanged from our January 1, 2009 assumption.  To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, 20, and 25 years ended December 31, 2009, our pension plan assets have earned annualized rates of return of 0.7 percent, 8.0 percent, 8.1 percent, and 9.3 percent, respectively.  Using our target asset allocation for plan assets of 70 percent equity securities and 30 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and have determined our assumptions to be reasonable.

At the end of each year, we determine the discount rate to be used to calculate the present value of our U.S. pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  For the years ended December 31, 2009 and 2008, we determined this rate to be 5.75 percent and 6.00 percent, respectively. For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

Note 9 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2009, 2008, and 2007.

(in thousands)	2009	2008	2007
Service cost - benefits earned during the year	$224	$221	$904
Interest cost on accumulated postretirement benefit obligation	610	688	1,178
Amortization of prior service cost	(454)	(455)	215
Recognized actuarial net (gain) or loss	(524)	(501)	(62)
Net periodic postretirement benefit (income) cost	$(144)	$(47)	$2,235

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2009 and 2008, are as follows:

(in thousands)	2009	2008
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$10,651	$11,510
Service cost	224	221
Interest cost	610	688
Participant contributions	485	439
Plan amendments	(882)
Actuarial (gain) or loss	624	(737)
Benefits paid	(1,725)	(1,470)
Benefit obligation at the end of the year	$9,987	$10,651

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$0	$0
Employee contributions	485	439
Employer contribution	1,240	1,031
Benefits paid	(1,725)	(1,470)
Fair value of plan assets at the end of the year	$0	$0

Funded (unfunded) status at year end:	$(9,987)	$(10,651)

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$0	$0
Accrued benefit liability, current	(826)	(977)
Accrued benefit liability, non-current	(9,161)	(9,674)
Deferred tax	(3,971)	(4,255)
Accumulated other comprehensive income	(6,909)	(7,346)
Net amount recognized in consolidated balance sheet	$(20,867)	$(22,252)

Accumulated other comprehensive income related to other postretirement benefit plans is as follows:

(in thousands)	2009	2008
Unrecognized net actuarial losses (gains)	$(6,640)	$(7,788)
Unrecognized net prior service costs (benefits)	(4,240)	(3,813)
Tax expense (benefit)	3,971	4,255
Accumulated other comprehensive loss (income), end of year	$(6,909)	$(7,346)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2010 are as follows:

(in thousands)	2009
Net actuarial (gains) losses	$(449)
Net prior service costs (benefits)	(552)
Total	$(1,001)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Benefit Payments
2010	$826
2011	893
2012	898
2013	918
2014	922
Years 2015-2019	4,455

The employer contributions for the years ended December 31, 2009 and 2008, were $1,240,000 and $1,031,000, respectively.  The expected contribution for 2010 is $826,000 which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 7.5 percent for 2009 and was 8.0 percent for 2008; each year’s estimated rate was assumed to decrease gradually to 5.0 percent and remain at that level thereafter.  The annual incremental decrease was assumed to be one-half percent for both 2009 and 2008.  A one-percentage point change in assumed health care trends would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components for 2009	$14	$(13)
Effect on postretirement benefit obligation at December 31, 2009	$196	$(177)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2009 and 2008 are 5.75 percent and 6.00 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost was 6.00 percent, 6.25 percent, and 5.75 percent for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 10 — STOCK OPTION AND INCENTIVE PLANS

The 1994, 2001, and 2007 (adopted in 2006) Stock Incentive Plans provide for the issuance of up to 15,000,000 shares of common stock to key employees.  Each Plan expires 10 years after its inception, at which point no further stock options or performance units (commonly referred to as restricted stock) may be granted.  As of December 31, 2009, 2008, and 2007, respectively, 5,674,004, 5,915,585, and 6,146,961, shares were available for future grants under these plans.  Shares forfeited by an employee become available for future grants.

Stock option awards have not been granted since 2003 and all stock options outstanding at December 31, 2009, are fully vested.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  Stock options were granted at prices equal to fair market value on the date of the grant and are exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Options for directors vested immediately, while options for Company employees generally vested over three years (one-third per year).  Details of the stock option plans at December 31, 2009, 2008, and 2007, are:

	Aggregate		Per Share	Weighted-Average
	Intrinsic	Number of	Option Price	Exercise Price
	Value	Options	Range	Per Share
Exercisable at December 31, 2006	$28,356,000	2,021,178	$15.86 - $26.95	$19.95

Exercised in 2007	$3,494,000	(337,096)	$18.67 - $22.52	$22.10
Exercisable at December 31, 2007	$13,238,000	1,684,082	$15.86 - $26.95	$19.52

Exercised in 2008	$2,385,000	(287,346)	$15.88 - $18.81	$18.45
Forfeited in 2008	$46,000	(7,398)	$18.81	$18.81
Exercisable at December 31, 2008	$5,467,000	1,389,338	$15.86 - $26.95	$19.75

Exercised in 2009	$4,906,000	(563,156)	$15.86 - $17.44	$17.40
Exercisable at December 31, 2009	$6,860,000	826,182	$16.78 - $26.95	$21.35

The following table summarizes information about outstanding and exercisable stock options at December 31, 2009.

	Options Outstanding and Exercisable
	Number	Weighted-Average
Range of	Outstanding	Remaining	Weighted-Average
Exercise Prices	at 12/31/09	Contractual Life	Exercise Price
$16.78 - $18.81	401,712	0.7 years	$17.79
$22.04 - $26.95	424,470	2.6 years	$24.71
	826,182	1.7 years	$21.35

Distribution of the performance units is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the performance unit grant.  All performance units granted under the plan are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  Approximately 50 percent of the performance units granted in 2009 is also subject to the degree to which specified total shareholder return conditions are satisfied.  In addition, cash payments are made during the grant period on outstanding performance units equal to the dividend on Bemis common stock.  The cost of the award is based on the fair market value of the stock on the date of grant and is charged to income over the requisite service period.

Total compensation expense related to Stock Incentive Plans was $18,822,000 in 2009, $18,058,000 in 2008, and $16,849,000 in 2007.

As of December 31, 2009, the unrecorded compensation cost for performance units is $26,635,000 and will be recognized over the remaining vesting period for each grant which ranges between January 1, 2010 and December 31, 2013.  The remaining weighted-average life of all performance units outstanding is 1.6 years.  These awards are considered equity-based awards and are therefore classified as a component of additional paid-in capital.

The following table summarizes annual restricted stock unit activity for the three years ended December 31, 2009:

	2009	2008	2007
Outstanding units granted at the beginning of the year	3,342,414	3,296,583	3,200,437
Units Granted	285,470	318,441	1,302,800
Units Paid (in shares)	(280,858)	(182,943)	(1,146,821)
Units Canceled	(43,889)	(89,667)	(59,833)
Outstanding units granted at the end of the year	3,303,137	3,342,414	3,296,583

Aggregate intrinsic value at year end of outstanding awards	$97,938,000	$79,148,000	$90,260,000

Note 11 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in thousands)	2009	2008
Commercial paper payable through 2010 at a weighted-average interest rate of 0.3%	$90,500	$330,795
Notes payable in 2012 at an interest rate of 4.9%	300,000	300,000
Industrial revenue bond payable through 2012 at an interest rate of 1.6%	8,000	8,000
Notes payable in 2014, at an interest rate of 5.7% less unamortized discount of $620	399,380
Notes payable in 2019, at an interest rate of 6.8% less unamortized discount of $1,184	398,816
Debt of subsidiary companies payable through 2013 at interest rates of 0.6% to 21.5%	53,334	39,775
Obligations under capital leases	11	65

Total debt	1,250,041	678,635
Less current portion	22,527	18,651
Total long-term debt	$1,227,514	$659,984

The commercial paper has been classified as long-term debt, to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2009, was 0.3 percent.  The maximum outstanding during 2009 was $340,795,000, and the average outstanding during 2009 was $243,252,912.  The weighted-average interest rate during 2009 was 0.7 percent.

As of December 31, 2009, Bemis had available from its banks a $425.0 million revolving credit facility.  This credit facility is used principally as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of our international subsidiaries.  Upon completion of the Alcan Packaging Food Americas business acquisition on March 1, 2010, an amendment to the revolving credit facility became effective, increasing credit available and therefore total commercial paper capacity from $425.0 million to $625.0 million.

On July 27, 2009, we issued $400.0 million of bonds due in 2014 with a fixed interest rate of 5.7 percent and $400.0 million of bonds due in 2019 with a fixed interest rate of 6.8 percent.  The proceeds of these bonds were used as partial funding of the acquisition of the Alcan Packaging Food Americas business.

The industrial revenue bond has a variable interest rate which is determined weekly by a “Remarketing Agent” based on similar debt then available.  The interest rate at December 31, 2009, was 1.6 percent and the weighted-average interest rate during 2009 was 1.1 percent.

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

Long-term debt maturing in years 2010 through 2014 is $22,516,000, $1,021,000, $320,050,000, $108,247,000, and $400,000,000, respectively.  The Company is in compliance with all debt covenants.

Note 12 — LEASES

The Company has operating leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that expire at various times over the next 32 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $10,649,000 in 2009, $11,542,000 in 2008, and $10,378,000 in 2007.  Capital leases are insignificant.

Minimum future obligations on leases in effect at December 31, 2009, are:

Operating
(in thousands)	Leases
2010	$6,409
2011	4,356
2012	3,500
2013	3,112
2014	1,382
Thereafter	4,778
Total minimum obligations	$23,537

Note 13 — INCOME TAXES

(in thousands)	2009	2008	2007
U.S. income before income taxes	$148,447	$180,719	$206,544
Non-U.S. income before income taxes	91,863	87,806	83,061
Income before income taxes	$240,310	$268,525	$289,605

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$51,921	$42,963	$59,538
Foreign	26,019	28,579	29,588
State and local	4,904	9,092	9,371
Total current tax expense	82,844	80,634	98,497
Deferred tax expense:
U.S. federal	(22)	17,171	4,711
Foreign	4,232	(803)	(744)
State	746	(702)	1,836
Total deferred tax expense	4,956	15,666	5,803
Total income tax expense	$87,800	$96,300	$104,300

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(in thousands)	2009	2008	2007
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$6,978	$5,900	$5,759
Inventories, principally due to additional costs inventoried for tax purposes	14,417	15,884	14,898
Employee compensation and benefits accrued for financial reporting purposes	88,227	106,673	45,006
Foreign net operating losses	16,614	11,587	12,308
Other	4,024	5,042	4,377
Total deferred tax assets	130,260	145,086	82,348
Less valuation allowance	(13,474)	(9,242)	(7,059)
Total deferred tax assets, after valuation allowance	$116,786	$135,844	$75,289

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$134,192	$141,222	$128,471
Goodwill and intangible assets, principally due to differences in amortization	66,581	63,866	55,228
Other	5,531	465	6,419
Total deferred tax liabilities	206,304	205,553	190,118

Deferred tax liabilities, net	$89,518	$69,709	$114,829

The net deferred tax liabilities are reflected in the balance sheet as follows:

(in thousands)	2009	2008	2007
Deferred tax assets (included in prepaid expense)	$45,158	$42,123	$41,042
Deferred tax liabilities	134,676	111,832	155,871
Net deferred tax liabilities	$89,518	$69,709	$114,829

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2009		2008		2007
		% of		% of		% of
		Income		Income		Income
(dollars in thousands)	Amount	Before Tax	Amount	Before Tax	Amount	Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$84,109	35.0%	$93,984	35.0%	$101,362	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	3,672	1.5	5,454	2.0	7,285	2.5
Foreign tax rate differential	(2,181)	(0.9)	(3,635)	(1.3)	(1,464)	(0.5)
Manufacturing tax benefits	(3,710)	(1.5)	(2,345)	(0.9)	(4,200)	(1.5)
Other	5,910	2.4	2,842	1.1	1,317	0.5
Actual income tax expense	$87,800	36.5%	$96,300	35.9%	$104,300	36.0%

As of December 31, 2009, the Company had foreign net operating loss carryovers of approximately $47.3 million that are available to offset future taxable income.  Approximately $18.7 million of the carryover expires over the period 2014-2023.  The balance has no expiration.  FASB authoritative guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company’s management determined that a valuation allowance of $13.5 million against deferred tax assets primarily associated with the foreign net operating loss carryover was necessary at December 31, 2009.

Provision has not been made for U.S. or additional foreign taxes on $198.9 million of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

The Company adopted FASB authoritative guidance related to accounting for uncertainty in income taxes on January 1, 2007. The Company recognized no material adjustments as a result of the implementation of this policy.

The Company had total unrecognized tax benefits of $11.6 million, $11.9 million, and $9.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. The approximate amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods was $7.7 million, $8.0 million, and $6.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2009	2008	2007
Balance at beginning of year	$11.9	$9.1	$13.9
Additions based on tax positions related to the current year	1.0	2.0	1.0
Additions for tax positions of prior years	5.5	3.8	2.5
Reductions for tax positions of prior years	(0.5)	(1.6)	(0.3)
Reductions due to a lapse of the statute of limitations	(0.8)	(0.6)	(0.4)
Settlements	(5.5)	(0.8)	(7.6)

Balance at end of year	$11.6	$11.9	$9.1

The Company does not expect significant changes to the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had approximately $1.0 million, $1.4 million, and $1.3 million accrued for interest and penalties at December 31, 2009, 2008, and 2007, respectively.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company’s U.S. federal income tax returns for the years prior to 2008 have been audited and completely settled.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2004 in the significant jurisdictions in which it operates.

Note 14 — TOTAL COMPREHENSIVE INCOME

The components of total other comprehensive income (loss) are as follows:

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008
Comprehensive income (loss) attributable to Bemis Company, Inc.	$58,977	$(189,365)	$331,679	$(116,949)
Comprehensive income (loss) attributable to Noncontrolling interest	(815)	(4,526)	11,939	(2,914)
Total comprehensive income (loss)	$58,162	$(193,891)	$343,618	$(119,863)

Note 15 — EARNINGS PER SHARE COMPUTATIONS

On January 1, 2009, the Company adopted the authoritative accounting guidance issued by the FASB which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). Participating securities under this statement include our unvested employee stock awards, which receive nonforfeitable cash payments equal to the dividend on Bemis common stock.  The calculation of earnings per share for common stock shown below excludes the income attributable to the unvested employee stock awards from the numerator and excludes the dilutive impact of those awards from the denominator. All prior period EPS data presented have been adjusted retrospectively (including summaries of earnings and selected financial data) to conform to the provisions of this guidance.

(dollars in thousands, except per share amounts)	2009	2008	2007
Numerator
Net income attributable to Bemis Company, Inc.	$147,221	$166,214	$181,554
Income allocated to participating securities	(4,583)	(5,399)	(5,660)
Net income available to common shareholders (1)	$142,638	$160,815	$175,894

Denominator
Weighted-average common shares outstanding — basic	103,447	99,777	102,992
Dilutive shares	154	277	453
Weighted-average common and common equivalent shares outstanding — diluted	103,601	100,054	103,445

Earnings per share
Basic	$1.38	$1.61	$1.71
Diluted	$1.38	$1.61	$1.70

(1)	Basic weighted-average common shares outstanding	103,447	99,777	102,992
	Basic weighted-average common shares outstanding and unvested employee stock awards	106,771	103,127	106,306
	Percentage allocated to common shareholders	96.9%	96.8%	96.9%

Certain options outstanding at December 31, 2009, 2008, and 2007 (-0-, 410,720, and -0- shares, respectively) were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.

Note 16 — COMMITMENTS AND CONTINGENCIES

The Company is involved in a number of lawsuits incidental to its business, including environmental related litigation.  Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below, that any ultimate liability would not have a material adverse effect upon the Company’s consolidated financial condition or results of operations.

Environmental Matters

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

Alcan Packaging Acquisition

In compliance with regulatory requirements for approval of our acquisition of the Food Americas operations of Alcan Packaging in the United States, we have entered into a Consent Decree with the United States Department of Justice.  Under the terms of the Consent Decree, we are obligated to divest certain Alcan Packaging Food Americas packaging assets in the United States within a specified time period after the closing date.  The packaging assets that will be divested produced annual sales of approximately $100 million in 2009 and include manufacturing equipment used to produce shrink bags used for fresh meat products and flexible packaging used for natural cheese products.

São Paulo Tax Dispute

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

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $62.9 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2009 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 cancelled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga have each appealed parts of the lower court decision.  In the event of an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $9.5 million for Itap Bemis and $30.6 million for Dixie Toga, translated to U.S. dollars at the December 31, 2009 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $40.1 million for Itap Bemis and $115.6 million for Dixie Toga for interest, monetary adjustments and costs.

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

Recently, the City has also asserted the applicability of the city services tax for the subsequent years 2004-2009.  The assessments issued by the City for these years have been received and are being challenged by the Company at the administrative level.  The assessments for tax and penalties are estimated to be approximately $23.4 million, translated to U.S. dollars at the December 31, 2009 exchange rate.

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

Brazil Investigation

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

Labelstock Class Action

The Company and its subsidiary, Morgan Adhesives Company, were named as defendants in thirteen civil lawsuits related to an investigation that was initiated and subsequently closed by the U.S. Department of Justice without any further action.  Six of these lawsuits purported to represent a nationwide class of labelstock purchasers, and each alleged a conspiracy to fix prices within the self-adhesive labelstock industry.  The first of these lawsuits was filed on May 27, 2003.  In these lawsuits, the plaintiffs sought actual damages for the period of the alleged conspiracy (January 1, 1996 through July 25, 2003) trebled, plus an award of attorneys’ fees and costs.  On November 5, 2003, the Judicial Panel on MultiDistrict Litigation issued a decision consolidating all of the federal class actions for pretrial purposes in the United States District Court for the Middle District of Pennsylvania, before the Honorable Chief Judge Vanaskie.  On November 20, 2007, the Court granted plaintiffs’ motion for class certification.  On June 24, 2008, the Court in the consolidated federal class actions issued a decision dismissing the Company from those actions.  On January 27, 2009, the defendants filed a motion to decertify the class based on new case law in the Third Circuit.  On May 26, 2009, the Company and Morgan Adhesives Company entered into a settlement with the plaintiff class, pursuant to which the Company agreed to pay $1.25 million in return for a full and complete release of all claims in the federal class actions.  The Company agreed to pay this settlement amount to avoid the expense of further litigation.  On June 10, 2009, Judge Vanaskie granted preliminary approval to the settlement.  On September 17, 2009, Judge Vanaskie granted final approval of the settlement, and dismissed the class action against Morgan Adhesives with prejudice.

The Company and Morgan Adhesives Company have also been named in three lawsuits filed in the California Superior Court in San Francisco. These three lawsuits, which have been consolidated, seek to represent a class of all California indirect purchasers of labelstock and each alleges a conspiracy to fix prices within the self-adhesive labelstock industry.

Finally, the Company has been named in one lawsuit in Vermont, seeking to represent a class of all Vermont indirect purchasers of labelstock, one lawsuit in Nebraska seeking to represent a class of all Nebraska indirect purchasers of labelstock, one lawsuit in Kansas seeking to represent a class of all Kansas indirect purchasers of labelstock, and one lawsuit in Tennessee, seeking to represent a class of purchasers of labelstock in various jurisdictions, all alleging a conspiracy to fix prices within the self-adhesive labelstock industry.  On November 20, 2009, the Company and Morgan Adhesives Company entered into a settlement with the plaintiffs in the class actions filed in Nebraska, Kansas, Tennessee, and Vermont, pursuant to which the Company agreed to pay $90,000 in return for a full and complete release of all claims in those class actions.  The Company agreed to pay this settlement amount to avoid the expense of further litigation.  On November 24, 2009, the Court granted preliminary approval to the settlement of the class actions filed in Nebraska, Kansas, Tennessee, and Vermont.  The Company and Morgan Adhesives Company intend to vigorously defend the remaining state class actions.

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

Note 17 — SEGMENTS OF BUSINESS

The Company’s business activities are organized around and aggregated into its two principal business segments, Flexible Packaging and Pressure Sensitive Materials.  Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied.  Minor intersegment sales are generally priced to reflect nominal markups.  The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, income taxes, and noncontrolling interests.   While there are similarities in selected technology and manufacturing processes utilized between the Company’s business segments, notable differences exist in products, application and distribution of products, and customer base.

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

A summary of the Company’s business activities reported by its two business segments follows:

BUSINESS SEGMENTS (in millions)	2009	2008	2007
Net Sales:
Flexible Packaging	$2,986.2	$3,154.4	$3,002.5
Pressure Sensitive Materials	537.4	632.2	653.0

Intersegment Sales:
Flexible Packaging	(2.8)	(1.2)	(0.7)
Pressure Sensitive Materials	(6.2)	(6.0)	(5.5)
Net Sales to Unaffiliated Customers	$3,514.6	$3,779.4	$3,649.3

BUSINESS SEGMENTS (Continued) (in millions)	2009	2008	2007

Operating Profit and Pretax Profit:
Flexible Packaging	$385.3	$315.9	$346.6
Pressure Sensitive Materials	13.6	34.3	40.3
Total operating profit (1)	398.9	350.2	386.9
General corporate expenses	(116.5)	(42.3)	(47.0)
Interest expense	(42.1)	(39.4)	(50.3)
Income before income taxes	$240.3	$268.5	$289.6

Total Assets:
Flexible Packaging	$2,483.3	$2,343.8	$2,672.7
Pressure Sensitive Materials	303.0	339.0	358.0
Total identifiable assets (2)	2,786.3	2,682.8	3,030.7
Corporate assets (3)	1,142.4	139.5	160.7
Total	$3,928.7	$2,822.3	$3,191.4

Depreciation and Amortization:
Flexible Packaging	$143.1	$147.2	$144.2
Pressure Sensitive Materials	13.6	13.7	13.4
Corporate	2.6	1.1	0.9
Total	$159.3	$162.0	$158.5

Expenditures for Property and Equipment:
Flexible Packaging	$66.7	$86.3	$139.3
Pressure Sensitive Materials	7.6	11.9	16.0
Corporate	14.9	22.3	23.6
Total	$89.2	$120.5	$178.9

OPERATIONS BY GEOGRAPHIC AREA (in millions)	2009	2008	2007
Net Sales to Unaffiliated Customers: (4)
United States	$2,272.0	$2,429.4	$2,352.2
Canada	9.9	12.3	15.6
Europe	545.9	656.5	647.6
South America	591.7	582.4	539.9
Other	95.1	98.8	94.0
Total	$3,514.6	$3,779.4	$3,649.3

Long-Lived Assets: (5)
United States	$734.3	$772.1	$820.6
Canada	0.3	0.4	0.7
Europe	156.0	150.9	178.3
South America	264.8	207.2	270.0
Other	23.2	25.1	29.4
Total	$1,178.6	$1,155.7	$1,299.0

(1)                                  Operating profit is defined as profit before general corporate expense, interest expense, income taxes, and noncontrolling interests.

(2)                                  Identifiable assets by business segment include only those assets that are specifically identified with each segment’s operations.

(3)                                  Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, fair value of the interest rate swap agreements, and corporate tangible and intangible property.

(4)           Net sales are attributed to countries based on location of the Company’s manufacturing or selling operation.

(5)           Long-lived assets include net property and equipment, long-term receivables, and deferred charges.

Note 18 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2009
Net sales	$843.4	$866.4	$898.9	$905.9	$3,514.6
Gross profit	164.0	178.4	180.1	177.7	700.2
Net income	36.7	48.5	35.8	26.2	147.2
Basic earnings per common share	0.36	0.47	0.33	0.23	1.38
Diluted earnings per common share	0.36	0.47	0.33	0.23	1.38

2008
Net sales	$947.3	$980.0	$984.2	$867.9	$3,779.4
Gross profit	163.0	172.5	165.9	146.6	648.0
Net income	42.3	46.4	44.3	33.2	166.2
Basic earnings per common share	0.41	0.45	0.43	0.32	1.61
Diluted earnings per common share	0.41	0.45	0.43	0.32	1.61

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

(b)  Management’s Report on Internal Control Over Financial Reporting

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page 23 of this Form 10-K.

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

PART  III — ITEMS 10, 11, 12, 13, and 14

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held

William F. Austen (51)	Vice President — Operations	2004 to present
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to present

Jeffrey H. Curler (59)	Executive Chairman and Chairman of the Board	2008 to present
	Chief Executive Officer and Chairman of the Board	2007 to 2008
	President, Chief Executive Officer and Chairman of the Board	2005 to 2007
	President and Chief Executive Officer	2000 to 2005
	President and Chief Operating Officer	1998 to 2000
	President	1996 to 1998
	Director	1992 to Present
	Executive Vice President	1991 to 1995
	Various R&D and management positions within the Company	1973 to 1991

Timothy S. Fliss (47)	Vice President — Human Resources	2010 to present
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

Robert F. Hawthorne (60)	Vice President — Operations	2007 to present
	Vice President — Operations (Paper Packaging Division and Bemis Clysar, Inc. (1))	2005 to 2007
	President — Curwood, Inc. (1)	2003 to 2005
	Various sales, marketing, and management positions within the Company	1985 to 2003

Stanley A. Jaffy (61)	Vice President and Controller	2002 to present
	Vice President — Tax and Assistant Controller	1998 to 2002
	Various finance management positions within the Company	1987 to 1998

Melanie E.R. Miller (46)	Vice President, Investor Relations and Treasurer	2005 to present
	Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
	Various finance management positions within the Company	2000 to 2002

James W. Ransom (50)	Vice President — Operations	2007 to present
	President — Curwood, Inc. (1)	2005 to present
	President — Banner Packaging, Inc. (1)	2002 to 2005

Eugene H. Seashore, Jr. (60)	Senior Vice President Vice President — Human Resources	2010 to present 2000 to 2010
	Various human resource and management positions within the Company	1980 to 2000

James J. Seifert (53)	Vice President, General Counsel and Secretary	2002 to present

Henry J. Theisen (56)	President and Chief Executive Officer	2008 to present
	President and Chief Operating Officer	2007 to 2008
	Director	2006 to present
	Executive Vice President and Chief Operating Officer	2003 to 2007
	Vice President — Operations	2002 to 2003
	Various R&D, marketing, and management positions within the Company	1976 to 2002

Scott B. Ullem (43)	Vice President, Finance	2008 to present
	Managing Director, Banc of America Securities LLC	2005 to 2008
	Various investment banking positions leading to Managing Director, Goldman, Sachs & Co.	1989 to 1992 & 1994 to 2005

Name (Age)	Positions Held	Period The Position Was Held

Gene C. Wulf (59)	Director	2006 to present
	Senior Vice President and Chief Financial Officer	2005 to present
	Vice President, Chief Financial Officer and Treasurer	2002 to 2005
	Vice President and Controller	1998 to 2002
	Vice President and Assistant Controller	1997 to 1998
	Various financial and management positions within the Company	1975 to 1997

(1)             Identified operation is a 100 percent owned subsidiary or division of the Company.

The Company’s annual CEO certification to the NYSE for the previous year was submitted to the NYSE on May 21, 2009.  The Company’s CEO and CFO executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 which are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  No qualifications were taken with respect to any of the certifications.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plans as of December 31, 2009, were as follows:

Number of securities
remaining available for
	Number of securities to be		Weighted-average		future issuance under
	issued upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,129,319	(1)	$21.35	(2)	5,674,004	(3)
Equity compensation plans not approved by security holders	-0-		N/A		-0-
Total	4,129,319	(1)	$21.35	(2)	5,674,004	(3)

(1)   Includes outstanding options and restricted stock units.

(2)   Represents weighted-average exercise price of outstanding options only.  Restricted stock units do not have an exercise price.

(3)   May be issued as options or restricted stock units.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009, and such information is expressly incorporated herein by reference.

PART  IV — ITEM 15

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of Item 8 of this Annual Report on Form 10-K:

Pages in
Form 10-K
(1) Financial Statements
Management’s Responsibility Statement	22
Report of Independent Registered Public Accounting Firm	23
Consolidated Statement of Income for each of the Three Years Ended December 31, 2009	24
Consolidated Balance Sheet at December 31, 2009 and 2008	25
Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 2009	26
Consolidated Statement of Equity for each of the Three Years Ended December 31, 2009	27
Notes to Consolidated Financial Statements	28-46

(2) Financial Statement Schedule for Years 2009, 2008, and 2007
Schedule II - Valuation and Qualifying Accounts and Reserves	53
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for each of the Three Years Ended December 31, 2009	53

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

BEMIS COMPANY, INC.

By	/s/ Gene C. Wulf	By	/s/ Stanley A. Jaffy
	Gene C. Wulf, Senior Vice President		Stanley A. Jaffy, Vice President
	and Chief Financial Officer		and Controller
	Date March 1, 2010		Date March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ Gene C. Wulf		/s/ Stanley A. Jaffy
	Gene C. Wulf, Senior Vice President		Stanley A. Jaffy, Vice President
	and Chief Financial Officer		and Controller (principal accounting officer)
	Date March 1, 2010		Date March 1, 2010

	/s/ Jeffrey H. Curler		/s/ William J. Bolton
	Jeffrey H. Curler, Chairman of the Board		William J. Bolton, Director
	and Executive Chairman		Date March 1, 2010
Date March 1, 2010

	/s/ David S. Haffner		/s/ Barbara L. Johnson
	David S. Haffner, Director		Barbara L. Johnson, Director
	Date March 1, 2010		Date March 1, 2010

	/s/ Timothy M. Manganello		/s/ Roger D. O’Shaughnessy
	Timothy M. Manganello, Director		Roger D. O’Shaughnessy, Director
	Date March 1, 2010		Date March 1, 2010

	/s/ Paul S. Peercy		/s/ Edward N. Perry
	Paul S. Peercy, Director		Edward N. Perry, Director
	Date March 1, 2010		Date March 1, 2010

	/s/ William J. Scholle		/s/ Henry J. Theisen
	William J. Scholle, Director		Henry J. Theisen, Director, President
	Date March 1, 2010		and Chief Executive Officer
Date March 1, 2010

	/s/ Holly Van Deursen		/s/ Philip G. Weaver
	Holly Van Deursen, Director		Philip G. Weaver, Director
	Date March 1, 2010		Date March 1, 2010

	/s/ Gene C. Wulf,		/s/ Jeffrey H. Curler
	Gene C. Wulf, Director		Jeffrey H. Curler, Director
	Date March 1, 2010		Date March 1, 2010

Exhibit Index

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Annual Report on Form 10-K.  these agreements may contain representations and warranties by the parties thereto.  These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors.  Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Exhibit	Description	Form of Filing
2(a)

Sale and Purchase Agreement between Bemis Company, Inc. as buyer and Alcan Holdings Switzerland AG, Alcan Corporation, and certain Rio Tinto Alcan Group Companies as sellers, dated as of July 5, 2009 and amended and restated as of February 26, 2010, portions have been omitted pursuant to the request for confidential treatment filed with the Securities and Exchange Commission concurrent with this filing (excluding certain schedules and exhibits referred to in the agreement, as amended, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request). (1)

Incorporated by Reference
2(b)

Sale and Purchase Agreement between Bemis Company, Inc. as buyer and Alcan Holdings Switzerland AG and Alcan Corporation as sellers, dated July 5, 2009, as amended by that certain Letter agreement between Bemis Company, Inc., as buyer and Alcan Corporation and Pechiney Plastic Packaging, Inc. as sellers, dated July 29, 2009, (excluding all schedules and exhibits referred to in the agreement, as amended, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission (SEC) upon request). (2)

Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (3)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through May 6, 2004. (3)	Incorporated by Reference
4(a)

Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. (4) Copies of constituent instruments defining rights of holders of long-term debt of the Company and Subsidiaries, other than the Indenture specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities Authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument.

Incorporated by Reference
10(a)	Bemis Retirement Plan, Amended and Restated as of January 1, 2009.*	Filed Electronically
10(b)

Commitment Letter among the Registrant, JPMorgan Chase Bank, N.A. (“JPMorgan”), Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A. (“Bank of America”) and BNP Paribas dated July 5, 2009. (As reported by the Registrant on a current Report on Form 8-K, filed with the SEC on July 31, 2009, this agreement was terminated. It is being filed herewith in accordance with the requirements of Regulation S-K, Item 601(b)(10)). (2)

Incorporated by Reference
10(c)

Credit Facility Amendment No. 1 to Amended and Restated Long-Term Credit Agreement among the Registrant, JPMorgan, Wells Fargo, Bank of America, BNP Paribas and certain subsidiaries of the Registrant, dated July 5, 2009. (2)

Incorporated by Reference
10(d)

Share Purchase Agreement between the Company and Pechiney Plastic Packaging, Inc., dated July 5, 2009. (As reported by the Registrant on a current Report on Form 8-K, filed with the SEC on July 31, 2009, this agreement was terminated. It is being filed herewith in accordance with the requirements of Regulation S-K, Item 601(b)(10)). (2)

Incorporated by Reference
10(e)	Bemis Deferred Compensation Plan, as amended Effective January 1, 2009.* (5)	Incorporated by Reference
10(f)	Bemis Company, Inc. 2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008.* (5)	Incorporated by Reference
10(g)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of January 1, 2008.* (5)	Incorporated by Reference
10(h)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2008.* (5)	Incorporated by Reference
10(i)	Bemis Company, Inc. 2007 Stock Incentive Plan, Amended and Restated as of January 1, 2008.* (5)	Incorporated by Reference
10(j)	Bemis Supplemental BIPSP, as Established Effective January 1, 2006.* (5)	Incorporated by Reference
10(k)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (6)	Incorporated by Reference
10(l)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (6)	Incorporated by Reference
10(m)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (7)	Incorporated by Reference
10(n)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (8)	Incorporated by Reference
10(o)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (9)	Incorporated by Reference
10(p)	Credit Agreement dated as of August 14, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, NA, as Administrative Agent. (10)	Incorporated by Reference
10(q)	Bemis Investment Incentive Plan, Amended and Restated Effective as of January 1, 2006.* (11)	Incorporated by Reference
10(r)	Amended and Restated Long-Term Credit Agreement dated as of April 29, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. (12)	Incorporated by Reference
10(s)	Amended and Restated 364-Day Credit Agreement dated as of April 29, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. (12)	Incorporated by Reference
10(t)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers effective January 1, 2009.*	Filed Electronically
14	Financial Code of Ethics. (13)	Incorporated by Reference
21	Subsidiaries of the Registrant.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP.	Filed Electronically

Exhibit	Description	Form of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

*                    Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed March 1, 2010 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(9)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2005 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-5277).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-5277).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-5277).
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at	Additions			Foreign			Balance
Year Ended	Beginning	Charged to			Currency			at Close
December 31,	of Year	Profit & Loss	Write-offs		Impact	Other		of Year

RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS, AND ALLOWANCES
2009	$16,262	$18,674	$(15,321)	(1)	$1,383	$80	(4)	$21,078
2008	$19,311	$17,073	$(15,317)	(2)	$(1,534)	$(3,271)	(5)	$16,262
2007	$20,287	$7,385	$(9,252)	(3)	$891			$19,311

RESERVES FOR INVENTORY
2009	$18,916	$3,812	$(1,611)		$612			$21,729
2008	$19,718	$4,858	$(4,681)		$(979)			$18,916
2007	$19,203	$4,907	$(4,703)		$311			$19,718

(1) Net of $310 collections on accounts previously written off.

(2) Net of $220 collections on accounts previously written off.

(3) Net of $396 collections on accounts previously written off.

(4) Customer receivable accrual related to a South American rigid packaging acquisition.

(5) Customer rebates accrual reclassified to accounts payable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANACIAL STATEMENT SCHEDULE

To the Board of Directors of Bemis Company, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2010 appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 1, 2010