Form 10-Q
period 2010-03-31
BEMIS CO INC
filed 2010-05-10
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 3, 2010, the registrant had 109,064,126 shares of Common Stock, $.10 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the three months ended March 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2010

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Three-month review of results	March 31,
(dollars in millions)	2010		2009
Net sales	$1,021.7	100.0%	$843.4	100.0%
Cost of products sold	835.9	81.8	679.4	80.6
Gross profit	185.8	18.2	164.0	19.4
Selling, general, and administrative expenses	107.0	10.5	88.8	10.5
Other (income) expense, net	29.1	2.8	16.6	2.0
Income from continuing operations before income taxes	49.7	4.9	58.6	6.9
Provision for income taxes	17.9	1.8	21.3	2.5
Income from continuing operations	31.8	3.1	37.3	4.4
Income from discontinued operations, net of tax	0.7	0.1
Net income	32.4	3.2	37.3	4.4
Less: net income attributable to noncontrolling interests	1.7	0.2	0.6	0.0
Net income attributable to Bemis Company, Inc.	$30.8	3.0%	$36.7	4.4%
Effective income tax rate		36.0%		36.3%

Overview

Bemis Company, Inc. (the Company) is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Approximately 70 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounted for approximately 86 percent of our net sales in the first quarter of 2010.  The remaining 14 percent of net sales is from our pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets such as advertising, housing, and automotive.

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding our offering of value-added, proprietary products.  We also manufacture products that are less unique but for which our technical know-how and economies of scale offer us a competitive advantage.  The primary raw materials for our business segments are polymer resins, films, paper, ink, adhesives, aluminum and chemicals.

The cost of polymer resins, the primary raw materials used in our flexible packaging business segment, increased during the first quarter of 2010.  This compares to an environment of rapid and steep cost decreases during the first half of 2009.  Our early 2009 operating performance benefited from a temporary margin increase as raw material costs decreased ahead of contractual selling price adjustments.  During the first quarter of 2010, the increase in resin costs had a negative impact on operating margins as our material costs increased ahead of our contractual selling price adjustments to reflect the change in input costs.

Acquisition of Alcan Packaging Food Americas

On March 1, 2010, Bemis completed its acquisition of the Food Americas operations of Alcan Packaging, a business unit of Rio Tinto plc.  Under the terms of the $1.2 billion transaction, Bemis acquired 23 Food Americas flexible packaging facilities in the United States, Canada, Mexico, Brazil, Argentina, and New Zealand, which recorded 2009 net sales totaling $1.4 billion.  These facilities produce flexible packaging principally for the food and beverage industries and augment Bemis’ product offerings and technological capabilities.  The majority of the financing for this transaction was completed during the third quarter of 2009 through the issuance of $800.0 million of public bonds and 8.2 million common shares issued in a secondary public stock offering.  The remaining cash purchase price was financed in the commercial paper market at the time of closing.

Under the terms of an order signed by the U.S. District Court for the District of Columbia on February 25, 2010, a portion of the acquired business must be divested, which includes two facilities, located in Menasha, Wisconsin and Tulsa, Oklahoma.  This portion of the business is related specifically to sales of flexible packaging for retail natural cheese products and shrink bag packaging for fresh beef, veal, lamb, and pork products.  The 2009 annual net sales associated with the business to be sold were approximately $156 million.  Operating results associated with this business to be sold have been classified as discontinued operations.

Results of Operations — First Quarter 2010

Consolidated Overview

(in millions, except per share amounts)	2010	2009
Net sales	$1,021.7	$843.4
Net income attributable to Bemis Company, Inc.	30.8	36.7
Diluted earnings per share	0.28	0.36

Net sales for the first quarter ended March 31, 2010 increased by 21.1 percent.  Acquisitions completed during the last 12 months increased net sales by an estimated 17 percent.  Currency effects increased net sales by 4.8 percent compared to the same quarter of 2009.

Diluted earnings per share for the first quarter of 2010 included an $0.08 charge for acquisition-related legal, accounting and other professional fees and a $0.07 charge associated with purchase accounting adjustments for inventory and order backlog.  In addition, the pre-closing impact of the July 2009 financing of the Food Americas acquisition reduced first quarter diluted earnings by $0.06 per share.  Results from discontinued operations were $0.01 per share for the first quarter of 2010.  These discontinued operations were acquired on March 1, 2010 as part of the Food Americas acquisition.  Diluted earnings per share for the first quarter of 2009 included a $0.02 per share charge related to severance costs associated with workforce reductions and $0.05 per share charge for acquisition-related fees.

Flexible Packaging Business Segment

(dollars in millions)	2010	2009
Net sales	$881.4	$715.2
Operating profit (See Note 15 to the Consolidated Financial Statements)	93.9	91.4
Operating profit as a percentage of net sales	10.7%	12.8%

Net sales for our flexible packaging business segment increased 23.2 percent in the first quarter of 2010.  Currency effects increased net sales by 5.2 percent during the current quarter, and acquisitions completed during the last 12 months increased net sales by an estimated 20 percent.  Generally higher unit sales volumes were more than offset by lower net price and mix in the first quarter of 2010.  Increased volumes in the Americas reflect continued sales momentum in value added products in addition to higher demand in more economically sensitive markets such as packaging for industrial and display films.

Operating profit for the first quarter of 2010 included a charge of $12.0 million related to purchase accounting charges for inventory and order backlog related to the Food Americas acquisition.  Such acquisition-related inventory charges are expected to continue into the second quarter, until inventory acquired has been sold in the ordinary course of business.  In addition to the purchase accounting charges, operating profit reflects the impact of increasing raw material costs in 2010, partially offset by the benefit of broad-based cost improvement programs.  Results for the first quarter of 2009 benefited from an environment of declining raw material costs, partially offset by $1.1 million of severance charges associated with workforce reduction events intended to adjust workforce levels to better match market demands for certain product lines.

Pressure Sensitive Materials Business Segment

(dollars in millions)	2010	2009
Net sales	$140.3	$128.2
Operating profit (See Note 15 to the Consolidated Financial Statements)	6.6	(1.9)
Operating profit as a percentage of net sales	4.7%	(1.5)%

First quarter 2010 net sales for our pressure sensitive materials business segment increased 9.4 percent from the first quarter of 2009.  Currency effects increased net sales by 3.0 percent.  Net sales increased in all product lines in the first quarter of 2010, driven primarily by higher unit sales volumes as market demand improved.

Operating profit as a percent of net sales increased in the first quarter of 2010 from the first quarter of 2009 reflecting improved unit sales volumes combined with diligent cost management.  In the first quarter of 2009, operating profit included a $2.6 million charge for severance related to workforce reduction events intended to adjust workforce levels to better match current market demands.  Performance in this business segment was negatively impacted in the first quarter of 2009 by substantially lower market demand in all product lines.

Consolidated Gross Profit

(dollars in millions)	2010	2009
Gross profit	$185.8	$164.0
Gross profit as a percentage of net sales	18.2%	19.4%

Gross profit for the first quarter of 2010 included a charge of $12.0 million related to purchase accounting charges for inventory and order backlog.  Such acquisition-related inventory charges are expected to continue into the second quarter, until inventory acquired has been sold in the ordinary course of business.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2010	2009
Selling, general and administrative expenses (SG&A)	$107.0	$88.8
SG&A as a percentage of net sales	10.5%	10.5%

Selling, general and administrative expenses as a percent of net sales for the first quarter of 2010 were consistent with 2009.  The increase in spending in this category reflects the additional costs associated with the Food Americas acquisition and increased pension costs in the first quarter of 2010.

Other (Income) Expense, net

(dollars in millions)	2010	2009
Research and development (R&D)	$5.6	$6.0
R&D as a percentage of net sales	0.5%	0.7%

Interest expense	$18.1	$6.0
Effective interest rate	5.2%	3.7%

Other operating (income) expense, net	$8.4	$5.3
Other non-operating (income) expense, net	$(3.0)	$(0.7)

Income taxes	$17.9	$21.3
Effective tax rate	36.0%	36.3%

Interest Expense

Interest expense increased in the first quarter of 2010 compared to the first quarter of 2009 due primarily to the July 2009 issuance of $800 million of long term bonds as financing for the Food Americas acquisition.

Other Operating (Income) Expense, Net

For the first quarter of 2010, other operating expense, net, included $3.7 million of fiscal incentive income, a decrease of $0.3 million compared to $4.0 million for the first quarter of 2009.  Fiscal incentives are associated with net sales and manufacturing activities in certain South American operations and are included in business segment operating profit.  Other operating expense in the first quarter of 2010 also included $12.7 million of professional fees associated with the acquisition of the Food Americas business, compared to $9.1 million of such fees for the same period of 2009.

Other Non-operating (Income) Expense, Net

Other non-operating (income) expense, net, included net foreign exchange gains of $2.5 million in the first quarter of 2010, primarily reflecting the impact of currency fluctuations on financing arrangements for the foreign operations acquired in the Food Americas acquisition.  These acquisition-related foreign currency exposures were eliminated by March 31, 2010.

Income Taxes

The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Liquidity and Capital Resources

Debt to Total Capitalization

Debt to total capitalization (which includes total debt, long-term deferred tax liabilities, and total stockholders’ equity) was 44.1 percent at March 31, 2010, compared to 38.8 percent at December 31, 2009.  As of March 31, 2010, total debt had increased by $276.7 million from the balance at December 31, 2009, primarily reflecting the commercial paper financing necessary to complete the March 1, 2010 acquisition of Food Americas.  The total $1.2 billion acquisition price was funded with $1.0 billion of cash raised in 2009.  The remaining purchase price was financed through the issuance of commercial paper.

Credit Rating

In connection with the financing for the March 1, 2010 acquisition of Alcan Packaging Food Americas, our credit ratings were revised downward.  As of March 31, 2010, our investment grade credit ratings were “BBB” from Standard & Poor’s and “Baa1” from Moody’s Investors Service, and “A-2” and “Prime-2” for our commercial paper program from Standard & Poor’s and Moody’s Investors Service, respectively.  The recent credit rating downgrades have not impacted our ability to access the capital markets, including the commercial paper markets, at favorable rates of interest.

Sources of Liquidity

Cash used in operating activities was $1.4 million for the first quarter of 2010, compared to cash provided by operating activities of $148.3 million for the first quarter of 2009.  Working capital increased by $65.7 million during the first quarter of 2010 reflecting higher accounts receivable balances due to strong March sales, as well as increasing raw material costs combined with the normal seasonal build up of inventory to meet strong customer demand for second quarter shipments.  Bemis also made a tax-deductible, voluntary pension contribution of $15 million during the first quarter of 2010.  During the first quarter of 2009, working capital decreased by $52.8 million, reflecting the impact of generally lower first quarter sales demand combined with dramatic decreases in raw material costs on inventory and accounts receivable balances compared to December 31, 2008 levels.

As of March 31, 2010, Bemis had a total of $625.0 million of revolving credit facilities available.  These credit facilities are used principally as back-up for the Company’s commercial paper program.  As of March 31, 2010, there was $388.5 million of debt outstanding supported by these credit facilities, leaving $236.5 million of available credit.  Cash flows from operating activities are expected to provide sufficient liquidity to meet future cash obligations.

Uses of Liquidity

Capital expenditures were $17.5 million for the three months ended March 31, 2010, compared to $22.2 million for the same period of 2009.  In February 2010, the Board of Directors approved the 27th consecutive annual increase in the quarterly cash dividend on common stock to 23.0 cents per share, a 2.2 percent increase from the 2009 quarterly cash dividend.

New Accounting Pronouncements

Subsequent Events

In February 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance for subsequent events that removed the Securities and Exchange Commission (SEC) requirement for a filer to disclose the date through which subsequent events have been evaluated in issued financial statements.  This guidance alleviates potential conflicts with SEC requirements and was effective upon issuance.  The Company adopted the new guidance, as required, which modified the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued additional authoritative guidance regarding fair value measurements and disclosures.  This guidance requires that information be provided about asset movements among Levels 1 and 2 of the fair value hierarchy, requires expanded disclosures in the roll forward of Level 3 activity, and provides clarifications on certain existing disclosure requirements.  The majority of the guidance was effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not impact its financial position or results of operations.  A portion of the guidance related to expanded disclosures in the roll forward of Level 3 activity is effective for interim and annual reporting periods beginning after December 15, 2010.  This portion of the guidance will expand the Company’s disclosures and will not impact its financial position or results of operations.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs or delays associated with the sale of discontinued operations; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

CPET Trays — Crystallized PET Trays.  The process of using a combination of formulated resin blends and thermoforming conditions to increase the crystalinity of PET trays, which increases the heat distortion temperature of the trays to 450 degrees Fahrenheit.  This allows foods packaged in these trays to go directly from freezer to oven for heating of the food.

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

IWS — Individually Wrapped Slices.  A term used to describe individually wrapped slices of process cheese foods.

IWS Inner Wrap — The plastic film used to wrap each slice of process cheese.  Typically, these films are cast coextrusions of polypropylene resins.

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

Liner or Inner Liner Films — A multilayer coextruded film that is used as the inner liner for bag-in-box packaging applications for products such as cereal or crackers.  The films typically are comprised of high density polyethylenes and may contain barrier resins such as EVOH or nylon.

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

Retort — A food processing technique in which the food product is placed in a package and then thermally treated (in the range of 250 degrees Fahrenheit) to extend the food product’s shelf life under room temperature storage conditions.  High oxygen and moisture barrier flexible or rigid packaging materials can be used for the primary package.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2010.  For additional information, refer to Note 6 to the Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

On March 1, 2010, the Company completed the acquisition of the Food Americas operations of Alcan Packaging, a business unit of international mining group Rio Tinto plc.  The acquisition has expanded our global presence with 23 Food Americas flexible packaging facilities in the United States, Canada, Mexico, Brazil, Argentina, and New Zealand.  The Company’s management has not yet completed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for these recently acquired operations. Other than changes from the Food Americas acquisition, there has been no significant change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 14 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

The following factors, as well as factors described elsewhere in this Form 10-Q, or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company’s consolidated financial position, results of operations or cash flows.  Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Our Acquisition of the Food Americas operations of Alcan Packaging.

On March 1, 2010, Bemis completed the acquisition of the Food Americas operations of Alcan Packaging (the Food Americas Acquisition), a business unit of international mining group Rio Tinto plc, for $1.2 billion.  The acquisition expands our global presence with 23 Food Americas flexible packaging facilities in the United States, Canada, Mexico, Brazil, Argentina, and New Zealand.  These flexible packaging facilities recorded net sales of $1.4 billion in 2009 to the food and beverage markets and include expertise in foil and crystallized polyester technologies.

Our acquisition of the Food Americas operations of Alcan Packaging presents the following additional or increased risk factors which were not included in our Annual Report on Form 10-K for the year ended December 31, 2009:

We have incurred and will incur integration-related costs in connection with the Food Americas acquisition.

We have incurred and will incur costs in connection with the Food Americas acquisition. The substantial majority of these costs will be non-recurring expenses related to the Food Americas acquisition, facilities, and systems consolidation costs.  Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, we may incur additional costs and/or realize less proceeds on the expected sale of discontinued operations.

The transition services to be provided by Rio Tinto for the Alcan Packaging Food Americas business may be difficult for us to replace without operational problems and additional costs.

We have entered into a transition services agreement with Rio Tinto pursuant to which Rio Tinto provides us certain transition services for the Alcan Packaging Food Americas business for certain periods of time following the closing date of the Food Americas acquisition. These services include, among others, certain services relating to finance, administration, and information technology. If, after the expiration of the agreement, we are unable to perform these services for the Alcan Packaging Food Americas business or replace them in a timely manner or on terms and conditions as favorable as those we receive from Rio Tinto, we may experience operational problems and an increase in costs. In addition, the costs for such services may be higher than the allocated costs for such services when the Alcan Packaging Food Americas business was operated as part of Rio Tinto.

The market price of our common stock may decline as a result of the Food Americas acquisition.

The market price of our common stock may decline as a result of the Food Americas acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the Alcan Packaging Food Americas business are not realized, or if the integration costs related to the Food Americas acquisition are greater than expected, or if the value of the cash savings attributable to the amortization of tax deductible goodwill is less than anticipated. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Domestic and international economic conditions.

Disruption in the domestic and international equity and financial markets may impact local economies in which we conduct business.  We are not able to predict the future impact of other market disruptions on our liquidity and consolidated statements of financial position, results of operations, and cash flows.

Foreign operations — Conditions in foreign countries and changes in foreign currency exchange rates may reduce our reported results of operations.

We have operations in the United States, Canada, Mexico, South America, Europe, and Australasia.  In 2009, approximately 35 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

Interest rates — An increase in interest rates could reduce our reported results of operations.

At March 31, 2010, our variable rate borrowings approximated $388.5 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $3.9 million on the $388.5 million of variable rate borrowings outstanding as of March 31, 2010.

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

BEMIS COMPANY, INC.

Date	May 10, 2010	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and
Chief Financial Officer

Date	May 10, 2010	/s/ Stanley A. Jaffy
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

Incorporated by Reference
10(a)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers Effective October, 30, 2008. *	Filed Electronically
19	Reports Furnished to Security Holders	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed March 1, 2010 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).