Form 10-Q
period 2010-06-30
BEMIS CO INC
filed 2010-08-09
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 3, 2010, the registrant had 109,133,721 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2010

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Six-month review of results	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2010		2009		2010		2009
Net sales	$1,270.2	100.0%	$866.4	100.0%	$2,291.9	100.0%	$1,709.8	100.0%
Cost of products sold	1,039.9	81.9	688.0	79.4	1,875.8	81.8	1,367.4	80.0
Gross profit	230.3	18.1	178.4	20.6	416.1	18.2	342.4	20.0
Selling, general, and administrative expenses	112.7	8.9	88.7	10.2	219.7	9.6	177.5	10.4
Other (income) expense, net	24.5	1.9	11.2	1.3	53.6	2.3	27.8	1.6
Income from continuing operations before income taxes	93.1	7.3	78.5	9.1	142.8	6.3	137.1	8.0
Provision for income taxes	33.5	2.6	28.8	3.4	51.4	2.2	50.1	2.9
Income from continuing operations	59.6	4.7	49.7	5.7	91.4	4.1	87.0	5.1
Income from discontinued operations, net of tax	2.0	0.1	0.0	0.0	2.6	0.1	0.0	0.0
Net income	61.6	4.8	49.7	5.7	94.0	4.2	87.0	5.1
Less: net income attributable to noncontrolling interests	2.0	0.1	1.2	0.1	3.6	0.2	1.8	0.1
Net income attributable to Bemis Company, Inc.	$59.6	4.7%	$48.5	5.6%	$90.4	4.0%	$85.2	5.0%
Effective income tax rate		36.0%		36.7%		36.0%		36.5%

Overview

Bemis Company, Inc. (the Company) is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Approximately 70 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounted for approximately 89 percent of our net sales in the second quarter of 2010.  The remaining 11 percent of net sales is from our pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets such as advertising, housing, and automotive.

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding our offering of value-added, proprietary products.  Our technical know-how and economies of scale also offer us a competitive advantage.  The primary raw materials for our business segments are polymer resins, films, paper, ink, adhesives, aluminum and chemicals.

During the second quarter of 2010, flexible packaging operating margins as a percentage of net sales decreased, reflecting the negative short-term effects of increases in the cost of polymer resins, the primary raw materials used in our flexible packaging business segment, which occurred during the first several months of 2010.  This compares to a period of temporary raw material cost advantage during the second quarter of 2009, which allowed for increased operating margins during that time.

Subsequent Event — Sale of Discontinued Operations

Under the terms of an order signed by the U.S. District Court for the District of Columbia on February 25, 2010, a portion of the Food Americas business acquired on March 1, 2010 was to be divested.  The divested assets include two facilities located in Menasha, Wisconsin and Tulsa, Oklahoma.  We completed the sale of the discontinued operations on July 13, 2010 to Exopack Holding Corp. (“Exopack”), an affiliate of private investment firm Sun Capital Partners, Inc. for approximately $82 million.  The divested business recorded 2009 net sales of approximately $156 million and manufactures flexible packaging for retail natural cheese and shrink bags for fresh red meat.  Operating results associated with this business were classified as discontinued operations for the three and six months ended June 30, 2010.

Results of Operations — Second Quarter 2010

Consolidated Overview

(in millions, except per share amounts)	2010	2009
Net sales	$1,270.2	$866.4
Income from continuing operations, net of tax	57.7	48.5
Diluted earnings per share from continuing operations	0.52	0.47

Net sales for the second quarter ended June 30, 2010, were $1.27 billion compared to $866.4 million in the second quarter of 2009, an increase of 46.6 percent.  Acquisitions increased net sales by approximately 38 percent for the second quarter of 2010.  Currency effects increased net sales by 2.1 percent compared to the same quarter of 2009.  The remaining 6.5 percent increase in net sales reflects higher sales of value-added products and improved unit sales volume.

Diluted earnings per share for the second quarter of 2010 included a $0.04 charge for acquisition-related integration costs, including severance costs for workforce reductions and equipment relocation costs, and also included a $0.02 charge associated with purchase accounting adjustments for inventory.  Diluted earnings per share for the second quarter of 2009 included a $0.03 per share charge for acquisition-related legal, accounting and other professional fees.

Flexible Packaging Business Segment

(dollars in millions)	2010	2009
Net sales	$1,127.0	$733.5
Operating profit (See Note 16 to the Consolidated Financial Statements)	125.6	102.3
Operating profit as a percentage of net sales	11.1%	13.9%

Net sales for our flexible packaging business segment increased 53.6 percent in the second quarter of 2010.  Currency effects increased net sales by 2.8 percent during the second quarter, and acquisitions completed during the last 12 months increased net sales by an estimated 45 percent.  The remaining 5.8 percent growth in net sales reflects higher sales of value-added products and improved unit sales volume.

Operating profit for the second quarter of 2010 included a charge of $3.5 million related to purchase accounting charges for inventory and a charge of $3.9 million for acquisition related costs including severance costs for workforce reduction and equipment relocation costs.  The decrease in operating profit as a percentage of net sales in the second quarter of 2010 reflected the negative short-term effects of raw material cost increases in early 2010 and generally lower operating margins in the newly acquired Food Americas operations.  Raw material cost reductions in late 2008 and early 2009 provided a short-term benefit to profits during the second quarter of 2009.

Pressure Sensitive Materials Business Segment

(dollars in millions)	2010	2009
Net sales	$143.2	$132.9
Operating profit (See Note 16 to the Consolidated Financial Statements)	11.7	2.9
Operating profit as a percentage of net sales	8.2%	2.2%

Second quarter 2010 net sales for our pressure sensitive materials business segment increased 7.8 percent from the second quarter of 2009.  Currency effects decreased net sales by 2.3 percent.  Healthy unit volume growth in both our European and North American operations and across all product lines supported sales growth during the second quarter of 2010.

Operating profit as a percentage of net sales increased to 8.2 percent for the second quarter of 2010 from 2.2 percent for the second quarter of 2009, reflecting higher sales of value-added graphic and technical products.  Performance in this business segment was negatively impacted in the second quarter of 2009 by substantially lower market demand in all product lines.  Aggressive cost management following the 2009 decline in market demand successfully reduced operating costs in 2010.

Consolidated Gross Profit

(dollars in millions)	2010	2009
Gross profit	$230.3	$178.4
Gross profit as a percentage of net sales	18.1%	20.6%

Gross profit for the second quarter of 2010 included a charge of $3.5 million related to purchase accounting charges for inventory.  The decline in gross profit as a percentage of net sales from the same period of 2009 reflects the impact of the consolidation of the newly acquired Food Americas business, which currently operates with generally lower margins, and an increasing raw material cost environment compared to 2009.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2010	2009
Selling, general and administrative expenses (SG&A)	$112.7	$88.7
SG&A as a percentage of net sales	8.9%	10.2%

Selling, general and administrative expenses were higher for the second quarter of 2010 compared to the same quarter of 2009, reflecting the impact of the Food Americas acquisition on March 1, 2010.  As a percentage of net sales, this category of expenses decreased in the second quarter of 2010 to 8.9 percent compared to 10.2 percent in the same period of 2009, reflecting the impact on the calculation of higher net sales levels in 2010.

Other (Income) Expense, net

(dollars in millions)	2010	2009
Research and development (R&D)	$8.7	$6.5
R&D as a percentage of net sales	0.7%	0.8%

Interest expense	$18.5	$5.9
Effective interest rate	4.9%	3.9%

Other operating (income) expense, net	$(3.6)	$(0.4)
Other non-operating (income) expense, net	$0.8	$(0.8)

Income taxes	$33.5	$28.8
Effective tax rate	36.0%	36.7%

Interest Expense

Interest expense increased in the second quarter of 2010 compared to the second quarter of 2009 due primarily to the July 2009 issuance of $800 million of long term bonds as financing for a portion of the consideration for the Food Americas acquisition.

Other Operating (Income) Expense, Net

For the second quarter of 2010, other operating (income) expense, net, included $4.2 million of fiscal incentive income, an increase of $0.4 million compared to $3.8 million for the second quarter of 2009.  Fiscal incentives are associated with net sales and manufacturing activities in certain South American operations and are included in business segment operating profit.  Other operating expense in the second quarter of 2010 also included $1.2 million of legal, accounting, and other professional fees associated with the acquisition of the Food Americas business, compared to $4.7 million of such fees for the same period of 2009.

Other Non-operating (Income) Expense, Net

Other non-operating expense, net, included net foreign exchange costs of $1.1 million in the second quarter of 2010, partially offset by interest income.  Other non-operating income during the second quarter of 2009 represents interest income.

Income Taxes

The lower effective tax rate in 2010 reflects the benefits from the increasing impact of U.S. tax incentives for manufacturing companies.  The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for the total year 2010 to be about 36.0 percent.

Results of Operations — Six Months Ended June 30, 2010

Consolidated Overview

(in millions, except per share amounts)	2010	2009
Net sales	$2,291.9	$1,709.8
Income from continuing operations, net of tax	87.8	85.2
Diluted earnings per share from continuing operations	0.79	0.82

Net sales for the six months ended June 30, 2010 increased 34 percent compared to net sales for the first six months of 2009.  Compared to the same period of 2009, currency effects increased net sales by 3.5 percent in the first six months of 2010 and management estimates that acquisitions increased net sales by approximately 26 percent.  The remaining increase in net sales primarily reflects higher unit sales volume.

Income from continuing operations, net of tax, totaled $87.8 million for the first six months of 2010, compared to $85.2 million for the same period of 2009.  Diluted earnings per share from continuing operations were $0.79 for the first six months of 2010 compared to $0.82 for the six months of 2009.  Results for 2010 include $0.09 of charges associated with purchase accounting adjustments for inventory and order backlog, $0.08 of acquisition related legal, accounting, and other professional fees, $0.04 of acquisition related integration costs, and $0.06 of acquisition related financing costs incurred before the transaction was completed.  Results for the first six months of 2009 were negatively impacted by charges primarily associated with acquisition related costs totaling $0.11 per share.

Flexible Packaging Business Segment

(dollars in millions)	2010	2009
Net sales	$2,008.4	$1,448.7
Operating profit (See Note 16 to the Consolidated Financial Statements)	219.5	193.7
Operating profit as a percentage of net sales	10.9%	13.4%

Net sales for our flexible packaging business segment for the first six months of 2010 increased 38.6 percent compared to the same period of 2009.  Currency effects increased net sales by 4.1 percent in the first six months of 2010 compared to the same period of 2009.  Acquisitions increased net sales by approximately 31 percent compared to the first six months of 2009.  The remaining 3.5 percent growth in net sales reflects higher sales of value added products and improved unit sales volume during the period.

Operating profit from the flexible packaging business segment increased 13.3 percent during the first six months of 2010 compared to the same period of 2009.  Operating profit was reduced by $15.4 million of purchase accounting adjustments for inventory and order backlog, in addition to a $3.9 million charge for acquisition related integration costs, including severance costs for workforce reductions and equipment relocation costs.  Operating profit as a percentage of net sales was 10.9 percent for the six months ended June 30, 2010 compared to 13.4 percent in the same period of 2009.  Operating profit as a percentage of net sales in the first six months of 2009 reflected the positive impact of a decreasing raw material cost environment.

 Pressure Sensitive Materials Business Segment

(dollars in millions)	2010	2009
Net sales	$283.5	$261.1
Operating profit (See Note 16 to the Consolidated Financial Statements)	18.3	1.0
Operating profit as a percentage of net sales	6.5%	0.4%

Net sales for the pressure sensitive materials business segment increased 8.6 percent to $283.5 million during the first six months of 2010 compared to the same period of 2009.  Currency effects increased net sales by 0.4 percent in the first six months of 2009.  Excluding the effects of currency, the increase in net sales reflects increased sales volume in all product lines and across all geographic regions.

Operating profit from the pressure sensitive materials business improved substantially in the first six months of 2010 compared to the same period of 2009, driven by the increased sales of value-added graphic and technical products and generally stronger unit sales volumes in 2010.

Consolidated Gross Profit

(dollars in millions)	2010	2009
Gross profit	$416.1	$342.4
Gross profit as a percentage of net sales	18.2%	20.0%

Gross profit for the first six months of 2010 included a charge of $15.4 million related to purchase accounting charges for inventory and order backlog.  A decline in gross profit as a percentage of net sales from the same period of 2009 reflects the impact of the consolidation of the newly acquired Food Americas business which currently operates with generally lower margins, and an increasing raw material cost environment compared to 2009.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2010	2009
Selling, general and administrative expenses (SG&A)	$219.7	$177.5
SG&A as a percentage of net sales	9.6%	10.4%

Selling, general, and administrative expenses increased 23.8 percent for the six months ended June 30, 2010, reflecting the impact of the March 1, 2010 Food Americas acquisition.  As a percentage of net sales, this category of expenses decreased in the first six months of 2010 to 9.6 percent compared to 10.4 percent in the same period of 2009, reflecting the impact on the calculation of higher net sales levels in 2010.

Other (Income) Expense, net

(dollars in millions)	2010	2009
Research and development (R&D)	$14.4	$12.6
R&D as a percentage of net sales	0.6%	0.7%

Interest expense	$36.7	$11.9
Effective interest rate	5.4%	3.7%

Other (Income) Expense, net (continued)

(dollars in millions)	2010	2009
Other operating (income) expense, net	$4.8	$4.9
Other non-operating (income) expense, net	$(2.2)	$(1.5)

Income taxes	$51.4	$50.1
Effective tax rate	36.0%	36.5%

Interest Expense

Interest expense increased by $24.8 million for the first six months of 2010, reflecting the added cost of the July 2009 bond issuance to finance a portion of the consideration for the March 1, 2010 Food Americas acquisition.

Other Operating (Income) Expense, Net

Other operating (income) expense, net included $13.9 million of acquisition related costs in the six months ended 2010 compared to $13.7 million of acquisition related costs in the same period of 2009.  These costs were partially offset by financial income in each period.  Fiscal incentives are associated with net sales and manufacturing activities in certain Brazilian operations and are included in business segment operating profit.

Other Non-operating (Income) Expense, Net

Other non-operating (income) expense, net, included net foreign exchange gains of $1.3 million in the first quarter of 2010, primarily reflecting the net impact of currency fluctuations on financing arrangements for the foreign operations acquired in the Food Americas acquisition.  These acquisition-related foreign currency exposures were substantially reduced by March 31, 2010.

Income Taxes

The lower effective tax rate in 2010 reflects the benefits from the increasing impact of U.S. tax incentives for manufacturing companies.  The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for the total year 2010 to be about 36.0 percent.

Liquidity and Capital Resources

Debt to Total Capitalization

Net debt to book capitalization (which includes total debt net of cash and cash equivalents on hand and total Bemis Company, Inc. stockholders’ equity) was 43.3 percent at June 30, 2010. Excluding the $1.0 billion of cash on hand related to acquisition financing proceeds received in advance of the March 1, 2010 closing, net debt to book capitalization was 39.2 percent at December 31, 2009.  Total debt at June 30, 2010 increased by $216.1 million from the balance at December 31, 2009, primarily reflecting the commercial paper necessary to complete the March 1, 2010 acquisition of Food Americas.  The remainder of the acquisition price was funded with $1.0 billion of cash raised in 2009 from the sale of long-term debt and issuance of common stock.

Sources of Liquidity

Cash provided by operating activities was $124.1 million for the first six months of 2010, compared to $267.3 million for the first six months of 2009.  Working capital increased by $70.8 million during the first six months of 2010 primarily reflecting higher inventory balances related to integration of acquired facilities.

As of June 30, 2010, we had a total of $625.0 million of revolving credit facilities.  These credit facilities are used principally as back-up for our commercial paper program.  As of June 30, 2010, there was $336.8 million of debt outstanding supported by these credit facilities, leaving $288.2 million of available credit.  Cash flows from operating activities are expected to continue to provide sufficient liquidity to meet future cash obligations.

Uses of Liquidity

Capital expenditures were $39.3 million for the six months ended June 30, 2010, compared to $45.3 million for the same period of 2009, reflecting reduced near term capital expenditure requirements identified through acquisition integration efforts.  Cash flow from operating activities during the first six months of 2010 also supported $51.1 million of common stock dividend payments.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations. Our estimates and judgments are based upon historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Crystallized Polyester (PET) — CPET.  The process of using a combination of formulated resin blends and thermoforming conditions to increase the crystalinity of PET trays, which increases the heat distortion temperature of the trays to 450 degrees Fahrenheit.  This allows foods packaged in these trays to go directly from freezer to oven for heating of the food.

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

Graphic products — Pressure sensitive materials used for decorative signage, promotional items and displays, and advertisements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2010.  For additional information, refer to Note 7 to the Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 15 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

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

Our Integration of the Food Americas acquisition.

On March 1, 2010, Bemis completed the acquisition of the Food Americas operations of Alcan Packaging (the Food Americas Acquisition), a business unit of international mining group Rio Tinto plc, for $1.2 billion.  The acquisition expanded our global presence with additional Food Americas flexible packaging facilities in the United States, Canada, Mexico, Brazil, Argentina, and New Zealand.

Our acquisition of the Food Americas operations of Alcan Packaging presents the following additional or increased risk factors which were not included in our Annual Report on Form 10-K for the year ended December 31, 2009:

We have incurred and will incur integration-related costs in connection with the Food Americas acquisition.

We have incurred and will incur costs in connection with the Food Americas acquisition. The substantial majority of these costs will be non-recurring expenses related to the Food Americas acquisition, facilities, and systems consolidation.  Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

At June 30, 2010, our variable rate borrowings approximated $328.8 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $3.3 million on the $328.8 million of variable rate borrowings outstanding as of June 30, 2010.

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

BEMIS COMPANY, INC.

Date	August 9, 2010	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and Chief Financial Officer

Date	August 9, 2010	/s/ Stanley A. Jaffy
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
2(a)

Sale and Purchase Agreement between Bemis Company, Inc. as seller and Exopack Holding Corp. as buyer, dated June 11, 2010, portions have been omitted pursuant to the request for confidential treatment filed with the Securities and Exchange Commission concurrent with the original filing (excluding certain schedules and exhibits referred to in the agreement which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request). (1)

Incorporated by Reference
2(b)

Sale and Purchase Agreement between Bemis Company, Inc. as buyer and Alcan Holdings Switzerland AG, Alcan Corporation, and certain Rio Tinto Alcan Group Companies as sellers, dated as of July 5, 2009 and amended and restated as of February 26, 2010, portions have been omitted pursuant to the request for confidential treatment filed with the Securities and Exchange Commission concurrent with the original filing (excluding certain schedules and exhibits referred to in the agreement, as amended, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request). (2)

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
101

The following materials from Bemis Company, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Equity for the six months ended June 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed July 19, 2010 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed March 1, 2010 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).