Form 10-Q
period 2010-09-30
BEMIS CO INC
filed 2010-11-09
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 2, 2010, the registrant had 108,192,704 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended September 30, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Nine-month review of results	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2010		2009		2010		2009
Net sales	$1,294.3	100.0%	$898.9	100.0%	$3,586.3	100.0%	$2,608.7	100.0%
Cost of products sold	1,052.1	81.3	718.8	80.0	2,927.9	81.6	2,086.2	80.0
Gross profit	242.2	18.7	180.1	20.0	658.4	18.4	522.5	20.0
Selling, general, and administrative expenses	114.0	8.8	95.8	10.6	333.8	9.3	273.3	10.5
Other (income) expense, net	28.8	2.2	24.4	2.7	82.4	2.3	52.1	2.0
Income from continuing operations before income taxes	99.4	7.7	59.9	6.7	242.2	6.8	197.1	7.5
Provision for income taxes	35.8	2.8	21.5	2.4	87.2	2.4	71.6	2.7
Income from continuing operations	63.6	4.9	38.4	4.3	155.0	4.4	125.5	4.8
Income from discontinued operations, net of tax	(0.8)	(0.1)			1.8	0.1
Net income	62.8	4.8	38.4	4.3	156.8	4.3	125.5	4.8
Less: net income attributable to noncontrolling interests	1.4	0.1	2.6	0.3	5.0	0.1	4.4	0.2
Net income attributable to Bemis Company, Inc.	$61.4	4.7%	$35.8	4.0%	$151.8	4.2%	$121.1	4.6%
Effective income tax rate		36.0%		35.9%		36.0%		36.3%

Overview

Bemis Company, Inc. (the Company) is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Approximately 70 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounted for approximately 89 percent of our net sales in the third quarter of 2010.  The remaining 11 percent of net sales is from our pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets such as advertising, housing, and automotive.

Market Conditions

The markets into which our products are sold are highly competitive.  The primary raw materials for our business segments are polymer resins, films, paper, ink, adhesives, aluminum, and chemicals.  During 2010, the cost of these raw materials has generally increased.  This compares to an environment of decreasing raw material costs during 2009.  In addition, during the third quarter of 2010, our industry began to experience a shortage of one of our raw materials, oriented polyester film.  At this time, we have been able to secure sufficient supply to meet our production needs; however the shortage has further increased raw material costs.

Sale of Discontinued Operations

Under the terms of an order signed by the U.S. District Court for the District of Columbia on February 25, 2010, a portion of the Food Americas business acquired on March 1, 2010 was sold on July 13, 2010 to Exopack Holding Corp., an affiliate of private investment firm Sun Capital Partners, Inc.  The transaction was completed for a cash purchase price, net of selling costs, of $75.2 million.  The divested business recorded 2009 net sales of approximately $156 million and manufactures flexible packaging for retail natural cheese and shrink bags for fresh red meat.  Operating results associated with this business have been classified as discontinued operations since the Food Americas acquisition.

Results of Operations — Three Months Ended September 30, 2010

Consolidated Overview

(in millions, except per share amounts)	2010	2009
Net sales	$1,294.3	$898.9
Net income attributable to Bemis Company, Inc.	61.4	35.8
Diluted earnings per share
from continuing operations	0.56	0.33
from discontinued operations	(0.01)
Bemis Company, Inc.	0.55	0.33

Net sales for the third quarter ended September 30, 2010, were $1.29 billion compared to $898.9 million in the third quarter of 2009, an increase of 44 percent.  We estimate that acquisitions increased net sales by approximately 36 percent during the quarter.  The effect of currency translation on net sales was not significant.  The remaining 8 percent increase in net sales primarily reflects higher prices and improved unit sales volume from existing and acquired operations.

Net income for the third quarter of 2010 reflects the positive impact of the acquisition of Food Americas on March 1, 2010.  Diluted earnings per share from continuing operations for the third quarter of 2010 included a $0.01 charge for acquisition-related costs including legal, severance costs for workforce reductions, and equipment relocation costs.  We reported a net loss of $0.01 per share from discontinued operations for the third quarter of 2010.  Diluted earnings per share for the third quarter of 2009 included a $0.09 per share charge for acquisition-related legal, accounting and other professional fees.  In addition, prior year third quarter diluted earnings per share were reduced by a total of $0.08 related to the impact of the July 2009 issuance of public bonds and common stock.  Results for the third quarter of 2009 also included a $0.02 per share gain on the sale of property in Brazil.

Flexible Packaging Business Segment

(dollars in millions)	2010	2009
Net sales	$1,152.3	$764.1
Operating profit (See Note 15 to the Consolidated Financial Statements)	135.8	106.0
Operating profit as a percentage of net sales	11.8%	13.9%

Net sales for our flexible packaging business segment increased 50.8 percent in the third quarter of 2010.  Currency effects increased net sales by 0.8 percent during the third quarter, and acquisitions completed during the last 12 months increased net sales by an estimated 42 percent.  The remaining 8.0 percent growth in net sales from existing and acquired operations reflects higher prices and improved unit sales volume from existing and acquired operations.

Operating profit for the third quarter of 2010 included a charge of $0.5 million for acquisition-related costs associated with severance for workforce reduction and equipment relocation.  Operating margins as a percentage of net sales in the third quarter of 2010 reflect generally lower operating margins in the newly acquired Food Americas operations.  In addition, operating margins include the negative impact of higher material costs in 2010 and lower profits in our European operations compared to record operating performance in that region during 2009.

Pressure Sensitive Materials Business Segment

(dollars in millions)	2010	2009
Net sales	$142.0	$134.8
Operating profit (See Note 15 to the Consolidated Financial Statements)	7.6	5.4
Operating profit as a percentage of net sales	5.4%	4.0%

Third quarter 2010 net sales for the pressure sensitive materials business segment increased 5.3 percent from the third quarter of 2009.  Currency effects decreased net sales by 4.4 percent.  Healthy unit volume growth primarily in the North American operations supported sales growth during the third quarter of 2010.

Operating profit as a percentage of net sales increased to 5.4 percent for the third quarter of 2010 from 4.0 percent for the third quarter of 2009 reflecting higher sales volumes across all product lines.

Consolidated Gross Profit

(dollars in millions)	2010	2009
Gross profit	$242.3	$180.1
Gross profit as a percentage of net sales	18.7%	20.0%

Gross profit as a percentage of net sales was reduced from the same period of 2009 reflecting increased raw material costs in 2010 and the impact of the acquisition of the Food Americas business, which currently operates with generally lower margins than the average total margins of the rest of our business.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2010	2009
Selling, general and administrative expenses (SG&A)	$114.0	$95.8
SG&A as a percentage of net sales	8.8%	10.6%

Selling, general, and administrative expenses increased from the third quarter of 2009 reflecting the impact of the Food Americas acquisition on March 1, 2010.  As a percentage of net sales, the lower rate of expenses in the third quarter of 2010 reflects the impact of lower levels of transaction-related costs incurred.  In addition, the lower rate of expenses reflects higher net sales levels in 2010 driven primarily by the increases in certain raw material costs that triggered generally higher selling prices.

Other (Income) Expense, net

(dollars in millions)	2010	2009
Research and development (R&D)	$10.5	$5.8
R&D as a percentage of net sales	0.8%	0.6%

Interest expense	$18.3	$13.4
Effective interest rate	5.1%	5.6%

Other operating (income) expense, net	$(1.5)	$10.0
Other non-operating (income) expense, net	$1.5	$(4.9)

Income taxes	$35.8	$21.5
Effective tax rate	36.0%	35.9%

Research and Development

The increase in research and development expenses in the third quarter of 2010 compared to the same period of 2009 reflects the impact of increased spending associated with the Food Americas acquisition completed on March 1, 2010.

Interest Expense

Interest expense increased in the third quarter of 2010 compared to the third quarter of 2009 due primarily to the July 2009 issuance of $800 million of long term bonds as financing for the Food Americas acquisition.

Other Operating (Income) Expense, Net

For the third quarter of 2010, other operating income, net, included $3.5 million of fiscal incentive income, a decrease of $1.1 million compared to the third quarter of 2009.  Fiscal incentives are associated with certain Brazilian operations and are included in flexible packaging segment operating profit.  In 2010, other operating income also included $1.2 million of transaction costs primarily associated with the acquisition of the Food Americas business.  Food Americas related transaction costs totaled $16.0 million for the same period of 2009.

Other Non-operating (Income) Expense, Net

Other non-operating expense, net, included foreign currency hedging costs of $2.0 million in the third quarter of 2010, partially offset by interest income.  Other non-operating income during the third quarter of 2009 includes interest income on cash proceeds received from prefunded acquisition financing in July of 2009 in addition to a gain on the sale of property.

Income Taxes

The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Results of Operations — Nine Months Ended September 30, 2010

Consolidated Overview

(in millions, except per share amounts)	2010	2009
Net sales	$3,586.3	$2,608.7
Net income attributable to Bemis Company, Inc.	151.8	121.1
Diluted earnings per share
from continuing operations	1.35	1.15
from discontinued operations	0.02
Bemis Company, Inc.	1.37	1.15

Net sales for the nine months ended September 30, 2010 increased 37.5 percent compared to net sales for the first nine months of 2009.  Compared to the same period of 2009, currency effects increased net sales by 2.5 percent in the first nine months of 2010 and we estimate that acquisitions increased net sales by approximately 30 percent.  The remaining 5.0 percent increase in net sales from existing and acquired operations primarily reflects higher sales volume compared to the same period in 2009.

Results for the first nine months of 2010 reflect improved performance in the Pressure Sensitive Materials business segment compared to 2009, in addition to the accretive acquisition of the Food Americas business on March 1, 2010.  Diluted earnings per share for the first nine months of 2010 include $0.09 of charges associated with purchase accounting adjustments for inventory and order backlog, $0.09 of acquisition-related legal, accounting, and other professional fees, $0.04 of acquisition-related integration costs, and $0.06 of acquisition-related financing costs incurred before the transaction was completed.  Results for the first nine months of 2009 were negatively impacted by charges primarily associated with acquisition-related costs totaling $0.18 per share, in addition to $0.02 per share of severance charges incurred earlier in the year.  Results during 2009 also include $0.08 per share of financing costs and dilution associated with the July 2009 issuance of public bonds and issuance of common stock, respectively, to prefund the Food Americas acquisition.  These charges were partially offset by a $0.02 per share gain on sale of property in Brazil.

Flexible Packaging Business Segment

(dollars in millions)	2010	2009
Net sales	$3,160.6	$2,212.8
Operating profit (See Note 15 to the Consolidated Financial Statements)	354.3	299.7
Operating profit as a percentage of net sales	11.2%	13.5%

Net sales for the flexible packaging business segment for the first nine months of 2010 increased 42.8 percent compared to the same period of 2009.  Currency effects increased net sales by 3.2 percent in the first nine months of 2010 compared to the same period of 2009.  We estimate that acquisitions increased net sales by approximately 35 percent compared to the first nine months of 2009.  The remaining 5 percent growth in net sales primarily reflects higher unit sales volume from existing and acquired operations during the period.

Operating profit from the flexible packaging business segment increased 18.2 percent during the first nine months of 2010 compared to the same period of 2009.  Operating profit was reduced by $15.4 million of purchase accounting adjustments for inventory and order backlog, in addition to a $4.5 million charge for acquisition related integration costs, including severance costs for workforce reductions and equipment relocation costs.  Operating profit as a percentage of net sales in 2010 reflects the negative impact of higher raw material costs in 2010 compared to the first nine months of 2009 and the generally lower operating margins of the Food Americas operations acquired in 2010 compared to the average total operating margins of the rest of our business.

Pressure Sensitive Materials Business Segment

(dollars in millions)	2010	2009
Net sales	$425.7	$395.9
Operating profit (See Note 15 to the Consolidated Financial Statements)	25.9	6.5
Operating profit as a percentage of net sales	6.1%	1.6%

Net sales for the pressure sensitive materials business segment increased 7.5 percent to $425.7 million during the first nine months of 2010 compared to the same period of 2009.  Currency effects decreased net sales by 1.2 percent in the first nine months of 2010.  Excluding the effects of currency, the increase in net sales reflects increased sales volume in all product lines and across geographic regions.

Operating profit from the pressure sensitive materials business improved substantially in the first nine months of 2010 compared to the same period of 2009, driven by stronger unit volumes, improved sales mix, and associated operating efficiencies in 2010.  Operating profit for the nine months ended 2009 included $2.6 million of severance costs for reductions in workforce.

Consolidated Gross Profit

(dollars in millions)	2010	2009
Gross profit	$658.4	$522.5
Gross profit as a percentage of net sales	18.4%	20.0%

Gross profit for the first nine months of 2010 included a charge of $15.4 million related to purchase accounting charges for inventory and order backlog.  The decrease in gross profit compared to the prior year period primarily reflects the impact of the acquisition of the Food Americas business, which currently operates with generally lower margins.  Increased raw material costs during 2010 also negatively impacted gross profit margins compared to gross profit margins in 2009.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2010	2009
Selling, general and administrative expenses (SG&A)	$333.8	$273.3
SG&A as a percentage of net sales	9.3%	10.5%

Selling, general, and administrative expenses increased 22.1 percent for the nine months ended September 30, 2010, reflecting the impact of the March 1, 2010 Food Americas acquisition.  As a percentage of sales, this category of expenses decreased in the first nine months of 2010, reflecting lower transaction-related costs and higher net sales levels in 2010.  Higher net sales were driven primarily by increased raw material costs, which triggered higher selling prices.

Other (Income) Expense, net

(dollars in millions)	2010	2009
Research and development (R&D)	$24.8	$18.4
R&D as a percentage of net sales	0.7%	0.7%

Interest expense	$55.0	$25.3
Effective interest rate	5.6%	3.4%

Other operating (income) expense, net	$3.3	$14.9
Other non-operating (income) expense, net	$(0.7)	$(6.4)

Income taxes	$87.2	$71.6
Effective tax rate	36.0%	36.3%

Research and Development

The increase in research and development expenses in 2010 compared to the same period of 2009 reflects the impact of increased spending associated with the Food Americas acquisition completed on March 1, 2010.

Interest Expense

Interest expense increased by 29.7 million for the first nine months of 2010, reflecting the additional interest cost of the July 2009 bond financing for the March 1, 2010 Food Americas acquisition.

Other Operating (Income) Expense, Net

Other operating expense included $15.1 million of transaction-related costs in the nine months ended 2010 compared to $29.7 million of such costs in the same period of 2009.  These costs were partially offset by financial income in each period.  Fiscal incentives are associated with net sales and manufacturing activities in certain Brazilian operations and are included in business segment operating profit.

Other Non-operating (Income) Expense, Net

Other non-operating income, net, primarily included interest income in 2010.  The balance in 2009 reflects the gain on the sale of property in Brazil of $3.6 million and interest income.

Income Taxes

The difference between our overall tax rate and the U.S. statutory tax rate of 35 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for total year 2010 to be 36.0 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances plus equity) was 40.2 percent at September 30, 2010, compared to 39.2 percent at December 31, 2009.  The December 31, 2009 calculation of net debt to total capitalization excluded $1.0 billion of cash on hand related to the acquisition financing proceeds received in advance of the March 1, 2010 closing of the Food Americas acquisition.  During the nine months ended September 30, 2010, total debt increased by $119.8 million reflecting the increase in commercial paper necessary to complete the March 1, 2010 acquisition of Food Americas, partially offset by cash payments to reduce debt outstanding.  In addition to the commercial paper issued at closing, the $1.2 billion cash price paid to complete the acquisition of Food Americas was funded with $1.0 billion of cash raised in 2009 from the sale of long-term debt and issuance of common stock.

Sources of Liquidity

Cash provided by operating activities was $249.0 million for the first nine months of 2010, a 37 percent decrease compared to the same period of 2009.  Working capital increased by $83.6 million during 2010 reflecting the impact of raw material cost increases and higher sales volumes in the period, in addition to acquisition transition and system integration activities.  Working capital was a significant source of cash during the first nine months of 2009 primarily reflecting the impact of a declining raw material cost environment.

On July 13, 2010, we completed the sale of our discontinued operations for a cash price, net of selling costs, totaling $75.2 million.

As of September 30, 2010, we had a total of $625.0 million of revolving credit facilities.  These credit facilities are used principally as back-up for our commercial paper program.  As of September 30, 2010, there was $261.5 million of debt outstanding supported by these credit facilities, leaving $363.5 million of available credit.  Cash flows from operating activities are expected to provide sufficient liquidity to meet future cash obligations.

Uses of Liquidity

During the third quarter of 2010, proceeds from the disposition of discontinued operations and cash provided by operations were used to complete $25.4 million of capital expenditures, pay $25.5 million of common stock dividends, repurchase one million shares of Bemis common stock for $29.2 million, and reduce debt outstanding by $96.4 million.

On May 14, 2010, we announced that our wholly owned Brazilian subsidiary had initiated the tender offer process for all of the outstanding publicly owned shares of our majority owned subsidiary, Dixie Toga S.A.  Shares of Dixie Toga S.A. are traded on the São Paulo Stock Exchange (“BM&F Bovespa S.A.”).  The total cost of the shares to be acquired in the tender offer, assuming all outstanding shares are tendered, is expected to range between $55 million and $60 million, based upon recent currency exchange rates.  The tender offer is subject to Brazilian regulatory procedures and there is no assurance that the tender offer will be completed successfully.

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

Shrink film/ Barrier shrink film — A packaging film consisting of polyethylene and/or polypropylene resins extruded via a tubular process.  The film is cooled and then reheated and stretched at a temperature near its melting point. The film can be irradiated with an electron beam in a second process to cross link the molecules for added heat resistance and strength.  The film is made to shrink around a product to be packaged by an application of a thermal treatment.  Alternately, a layer of an oxygen barrier material can be included to manufacture a barrier shrink film product.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine month period ended September 30, 2010.  For additional information, refer to Note 6 to the Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

                The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We are in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases.  For the most recent phase, which was completed during the third quarter of 2010, one of the Company’s United States operations implemented the new ERP system which resulted in some changes in internal controls.  There were no other changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Multiemployer Pension Plans

We participate in various “multiemployer” pension plans administered by labor unions representing some of our employees.  We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants.  Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies.  In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet.  Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits.  In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability.  Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities.  Such underfunding could increase the size of our potential withdrawal liability.

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

At September 30, 2010, our variable rate borrowings approximated $253.5 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $2.5 million on the $253.5 million of variable rate borrowings outstanding as of September 30, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
August 1-31, 2010	1,000,000	$29.23	1,000,000

Total		$29.23	1,000,000	3,074,886

During the month of August, the Company repurchased one million shares of Bemis common stock in the open market at an average purchase price of $29.23 per share.  As of September 30, 2010, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 3,074,886 shares of its common stock.  On November 4, 2010, the Board of Directors replaced that share repurchase authorization with a new authorization for the repurchase of a total of ten million shares.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	November 9, 2010	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and
Chief Financial Officer

Date	November 9, 2010	/s/ Stanley A. Jaffy
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

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.

Exhibit	Description

2(a)

Asset Purchase Agreement between Exopack Holding Corp. and Bemis Company, Inc., dated June 11, 2010, portions have been omitted pursuant to the request for confidential treatment filed with the Securities and Exchange Commission concurrent with the original filing (excluding certain schedules and exhibits referred to in the agreement which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request), (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2010, File No. 1-5277).

2(b)

Sale and Purchase Agreement between Bemis Company, Inc. as buyer and Alcan Holdings Switzerland AG, Alcan Corporation, and certain Rio Tinto Alcan Group Companies as sellers, dated as of July 5, 2009 and amended and restated as of February 26, 2010, portions have been omitted pursuant to the request for confidential treatment filed with the Securities and Exchange Commission concurrent with the original filing (excluding certain schedules and exhibits referred to in the agreement, as amended, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request), (incorporated by reference to the Registrant’s Form 8-K filed March 1, 2010, File No. 1-5277).

3(a)	Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-5277).

3(b)	By-Laws of the Registrant, as amended through May 6, 2004 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-5277).

4(a)

Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995, File No. 1-5277). Copies of constituent instruments defining rights of holders of long-term debt of the Company and Subsidiaries, other than the Indenture specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis. The Registrant hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument.

19*	Reports Furnished to Security Holders.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of CFO.

32*	Section 1350 Certification of CEO and CFO.

101*

The following materials from Bemis Company, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.