Form 10-K
period 2010-12-31
BEMIS CO INC
filed 2011-03-01
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 30, 2010, based on a closing price of $27.00 per share as reported on the New York Stock Exchange, was $2,946,554,000.

As of February 22, 2011, the Registrant had 107,043,183 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement - Annual Meeting of Shareholders May 5, 2011 - Part III

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	[Removed and Reserved]

Part II
Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8.	Financial Statements and Supplementary Data	19
	Management’s Responsibility Statement	19
	Report of Independent Registered Public Accounting Firm	20
	Consolidated Statement of Income	21
	Consolidated Balance Sheet	22
	Consolidated Statement of Cash Flows	23
	Consolidated Statement of Equity.	24
	Notes to Consolidated Financial Statements	25
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	44

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	44
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	45
Item 13.	Certain Relationships and Related Transactions, and Director Independence	46
Item 14.	Principal Accountant Fees and Services	46

Part IV
Item 15.	Exhibits and Financial Statement Schedules	46
	Signatures	47
	Exhibit Index	48
	Schedule II — Valuation and Qualifying Accounts and Reserves	50
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	50
	Exhibit 21 — Subsidiaries of the Registrant
	Exhibit 23 — Consent of PricewaterhouseCoopers LLP
	Exhibit 31.1 — Certification of Henry J. Theisen, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 1, 2011
	Exhibit 31.2 — Certification of Scott B. Ullem, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated March 1, 2011
	Exhibit 32 — Certification of Henry J. Theisen, Chief Executive Officer of the Company, and Scott B. Ullem, Chief Financial Officer of the Company, pursuant to Section 1350, dated March 1, 2011

PART I — ITEMS 1, 1A, 1B, 2, and 3

ITEM 1 — BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a principal manufacturer of flexible packaging products and pressure sensitive materials, selling to customers throughout North America, Latin America, Europe, and Asia Pacific.  In 2010, approximately 88 percent of the Company’s sales were derived from the Flexible Packaging segment and approximately 12 percent were derived from the Pressure Sensitive Materials segment.

The Company’s products are sold to customers primarily in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Company’s operations in its business segments is available at Note 19 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

On March 1, 2010, Bemis completed its acquisition of the Food Americas operations of Alcan Packaging, a business unit of Rio Tinto plc.  Under the terms of the $1.2 billion transaction, Bemis acquired 23 Food Americas flexible packaging facilities in the United States, Canada, Mexico, Brazil, Argentina, and New Zealand, which recorded 2009 net sales totaling $1.4 billion.  These facilities are included in our flexible packaging business segment and produce flexible packaging principally for the food and beverage industries and augment Bemis’ product offerings and technological capabilities.

As of December 31, 2010, the Company had nearly 20,000 employees, about 13,300 of whom were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving six different international unions, one independent union, and 27 individual contracts with terms ranging from one to five years.  During 2010, six contracts covering 1,520 employees at six different locations in the United States were successfully negotiated while one contract covering 554 employees at one domestic location continues to be negotiated.  Five domestic labor agreements covering 498 employees are scheduled to expire in 2011.  Many of the non-North American production employees as well as some of the non-North American salaried workforce are covered by collective bargaining contracts involving 23 different unions with terms ranging from one to two years.

The acquisition of the Food Americas operations of Alcan Packaging on March 1, 2010 added approximately 4,400 employees, of which approximately 3,200 were classified as production employees.

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

Marketing, Distribution, and Competition

While the Company’s sales are made through a variety of distribution methods, more than 90 percent of each segment’s sales are made by the Company’s direct sales force.  Sales offices and plants are located throughout North America, Latin America, Europe, and Asia Pacific to provide prompt and economical service to more than 30,000 customers.  The Company’s technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

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

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the Flexible Packaging segment include Amcor Limited, Berry Plastics Corporation, Bryce Corporation, Exopack Company, Hood Packaging Corporation, Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Wihuri OY, and Winpak ltd.  In the Pressure Sensitive Materials segment major competitors include 3M, Acucote, Inc., Avery Dennison Corporation, FLEXcon Corporation, Green Bay Packaging Inc., Ricoh Company, Ltd., Ritrama Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene Corporation, and Wausau Coated Products Inc.

The Company considers itself to be a significant factor in the market niches it serves; however, due to the diversity of the Flexible Packaging and Pressure Sensitive Materials segments, the Company’s precise competitive position in these markets is not reasonably determinable.  Advertising is limited primarily to business and trade publications emphasizing the Company’s product features and related technical capabilities.

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

Research and Development Expense

Research and development expenditures were as follows:

(in thousands)	2010	2009	2008
Flexible Packaging	$28,271	$17,301	$17,646
Pressure Sensitive Materials	6,067	7,041	7,364
Total	$34,338	$24,342	$25,010

Environmental Control

Compliance with federal, state, and local laws, rules, and regulations which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

Available Information

The Company is a large accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 100 F St., N.E., Washington, DC 20549 (call 1-202-551-8090 or 1-800-732-0330 for hours of operation). Electronically filed and furnished reports can also be accessed through the Company’s own website (http://www.bemis.com), under Investor Relations/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54957-0669, or calling (920) 727-4100.  In addition, the Company’s Board Committee charters, Principles of Corporate Governance, and the Company’s code of business conduct and ethics can be electronically accessed at the Company’s website under Company Overview or, free of charge, by writing directly to the Company, Attention:  Corporate Secretary.  The Company has adopted a Financial Code of Ethics which is filed as an exhibit to this Annual Report on Form 10-K, and is also posted on the Company’s website.  The Company intends to post any amendment to, or waiver from, a provision of the Financial Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions on the Investor Relations section of its website (www.bemis.com) promptly following the date of such amendment or waiver.

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

Current accounting standards issued by the Financial Accounting Standards Board (FASB) require balance sheet recognition of the funded status of our defined benefit pension and postretirement benefit plans.  If the fair value of our pension plans’ assets at a future reporting date decreases or if the discount rate used to calculate the projected benefit obligation (PBO) as of that date decreases, we will be required to record the incremental change in the excess of PBO over the fair value of the assets as a reduction of stockholders’ equity.  The resulting non-cash after-tax charge would not reduce reported earnings as this amount would represent future expense.  It would be recorded directly as a decrease in the Other Comprehensive Income component of stockholders’ equity.  While we cannot estimate the future funded status of our pension liability with any certainty at this time, we believe that if the market value of assets or the discount rate used to calculate our pension liability materially decreases, the adjustment could significantly reduce our stockholders’ equity.  A significant reduction in stockholders’ equity may impact our compliance with debt covenants or could cause a downgrade in our credit ratings that could also adversely impact our future cost and speed of borrowing and have an adverse affect on our financial condition, results of operations and liquidity.  We have identified pension assumptions as critical accounting estimates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Pension costs” and “—Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

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

Multiemployer Pension Plans

We participate in various “multiemployer” pension plans administered by labor unions representing some of our employees.  We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants.  Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies.  In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet.  Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits.  In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability.  Some multiemployer plans in which we participate are reported to have significant underfunded liabilities.  Such underfunding could increase the size of our potential withdrawal liability.

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

We have operations in the United States, Canada, Mexico, South America, Europe, and Australasia.  In 2010, approximately 35 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

Interest rates — An increase in interest rates could reduce our reported results of operations.

At December 31, 2010, our variable rate borrowings approximated $170.8 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $1.7 million on the $170.8 million of variable rate debt outstanding as of December 31, 2010.

Credit rating — A downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations.

In addition to using cash provided by operations, we regularly issue commercial paper to meet our short-term liquidity needs.  Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest.  A downgrade in our credit rating could increase the cost of borrowing by increasing the spread over prevailing market rates that we pay for our commercial paper or the fees associated with our bank credit facility.  If for any reason the commercial paper market was not available, we would borrow on our existing credit agreements.  If these were no longer available to us, we would be required to seek alternative sources of financing.  We would expect to meet our financial liquidity needs by accessing the bank market, which would further increase our borrowing costs.

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

We depend on information technology to record and process customer’s orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records.  We are in the process of implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes and a common information system across our plants over a period of several years.  There can be no certainty that this system will deliver the expected benefits.  The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers.  In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.  Finally, failure or abandonment of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Properties utilized by the Company at December  31, 2010, were as follows:

Flexible Packaging Segment

This segment has 73 manufacturing plants located in 18 states, the Commonwealth of Puerto Rico, and eleven non-US countries, of which 62 are owned directly by the Company or its subsidiaries and eleven are leased from outside parties.  Initial lease terms generally provide for minimum terms of five to 21 years and have one or more renewal options.  The initial term of leases in effect at December 31, 2010, expire between 2011 and 2026.

Pressure Sensitive Materials Segment

This segment has seven manufacturing plants located in three states and two non-US countries, all of which are owned directly by the Company or its subsidiaries.

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

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $65.8 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2010 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 cancelled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City of São Paulo.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $9.9 million for Itap Bemis and $32.0 million for Dixie Toga, translated to U.S. dollars at the December 31, 2010 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $47.4 million for Itap Bemis and $137.2 million for Dixie Toga for interest, monetary adjustments and costs.

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

The City has also asserted the applicability of the city services tax for the subsequent years 2004-2009.  The assessments issued by the City for these years have been received and are being challenged by the Company at the administrative level.  The assessments for tax, penalties, and interest are estimated to be approximately $32.6 million, translated to U.S. dollars at the December 31, 2010 exchange rate.

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

Brazil Investigation

On September 18, 2007, the Secretariat of Economic Law (SDE), a governmental agency in Brazil, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the preliminary nature of the proceedings, the Company is unable at the present time to predict the outcome of this matter.

Other

The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial position, or liquidity of the Company.

ITEM 4 — [REMOVED AND RESERVED]

PART II — ITEMS 5, 6, 7, 7A, 8, 9, 9A, and 9B

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	Of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
November 1-30, 2010	450,000	$31.10	450,000
December 1-31, 2010	81,200	$31.29	81,200

Total		$31.13	531,200	9,543,800

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2010, there were 3,758 registered holders of record of our common stock.  During the fourth quarter of the fiscal year ended December 31, 2010, the Company repurchased 531,200 shares of Bemis common stock in the open market at an average purchase price of $31.13 per share. On November 4, 2010, the Board of Directors increased the authority to repurchase the Company’s common stock to a total of ten million shares. As of December 31, 2010, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 9,543,800 shares of its common stock.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31
2010
Dividend paid per common share	$0.23	$0.23	$0.23	$0.23
Common stock price per share
High	$30.74	$31.80	$32.00	$34.25
Low	$27.09	$25.50	$26.58	$30.01
2009
Dividend paid per common share	$0.225	$0.225	$0.225	$0.225
Common stock price per share
High	$26.27	$26.32	$27.65	$31.41
Low	$16.85	$20.34	$23.88	$24.92
2008
Dividend paid per common share	$0.22	$0.22	$0.22	$0.22
Common stock price per share
High	$27.87	$27.86	$29.70	$27.02
Low	$22.50	$22.40	$21.82	$20.62

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW

(dollars in millions, except per share amounts)

Years Ended December 31,	2010	2009	2008	2007	2006
Operating Data
Net sales	$4,835.0	$3,514.6	$3,779.4	$3,649.3	$3,639.4
Cost of products sold and other expenses	4,434.2	3,232.2	3,471.5	3,309.4	3,300.8
Interest expense	73.5	42.1	39.4	50.3	49.3
Income from continuing operations before income taxes	327.3	240.3	268.5	289.6	289.3
Provision for income taxes	117.6	87.8	96.3	104.3	109.5
Income from continuing operations	209.7	152.5	172.2	185.3	179.8
Income from discontinued operations	1.8
Net income	211.5	152.5	172.2	185.3	179.8
Less: net income attributable to noncontrolling interests	6.4	5.3	6.0	3.7	3.5
Net income attributable to Bemis Company, Inc.	205.1	147.2	166.2	181.6	176.3
Net income attributable to Bemis Company, Inc. as a percent of net sales	4.2%	4.2%	4.4%	5.0%	4.8%

Common Share Data
Basic earnings per share	$1.85	$1.38	$1.61	$1.71	$1.63
Diluted earnings per share	1.85	1.38	1.61	1.70	1.62
Dividends per share	0.92	0.90	0.88	0.84	0.76
Book value per share	17.90	17.11	13.87	15.93	14.32
Weighted-average shares outstanding for computation of diluted earnings per share	110,741,252	106,924,919	103,404,199	106,758,469	108,549,573
Common shares outstanding at December 31,	107,673,904	108,223,740	99,708,191	100,518,355	104,841,576

Capital Structure and Other Data
Current ratio	2.2x	3.8x	2.3x	2.1x	2.0x
Working capital	$791.7	$1,480.5	$560.9	$602.4	$538.3
Total assets	4,285.8	3,928.7	2,822.3	3,191.4	3,039.0
Short-term debt	2.9	31.3	26.6	67.8	67.6
Long-term debt	1,283.5	1,227.5	660.0	775.5	722.2
Total equity	1,927.4	1,851.7	1,382.5	1,601.3	1,501.2
Return on average total equity	10.9%	9.1%	11.1%	11.7%	12.3%
Return on average total capital	7.6%	6.4%	8.0%	8.5%	8.6%
Depreciation and amortization	$209.7	$159.3	$162.0	$158.5	$152.4
Capital expenditures	113.2	89.2	120.5	178.9	158.8
Number of common shareholders	3,758	3,870	3,920	4,111	4,192
Number of employees	19,796	16,040	15,394	15,678	15,736

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2010

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2010		2009		2008
Net sales	$4,835.0	100.0%	$3,514.6	100.0%	$3,779.4	100.0%
Cost of products sold	3,945.5	81.6	2,814.4	80.1	3,131.4	82.9
Gross margin	889.5	18.4	700.2	19.9	648.0	17.1
Selling, general, and administrative expenses	455.4	9.4	370.9	10.5	342.7	9.0
All other expenses	106.8	2.2	89.0	2.5	36.8	1.0
Income from continuing operations before income taxes	327.3	6.8	240.3	6.8	268.5	7.1
Provision for income taxes	117.6	2.4	87.8	2.5	96.3	2.5
Income from continuing operations	209.7	4.4	152.5	4.3	172.2	4.6
Income from discontinued operations, net of tax	1.8	0.0
Net income	211.5	4.4	152.5	4.3	172.2	4.6
Less: net income attributable to Noncontrolling interests	6.4	0.2	5.3	0.1	6.0	0.2
Net income attributable to Bemis Company, Inc.	$205.1	4.2%	$147.2	4.2%	$166.2	4.4%
Effective income tax rate		35.9%		36.5%		35.9%

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Generally about 65 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounts for about 90 percent of our net sales.  Our remaining net sales is from the pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets.

Market Conditions

The markets into which our products are sold are highly competitive.  The primary raw materials for our business segments are polymer resins, films, paper, ink, adhesives, aluminum, and chemicals.  During 2010, the cost of these raw materials generally increased, creating a short-term negative impact on gross margins as a percentage of net sales.  This compares to an environment of decreasing raw material costs which created a short-term positive impact on gross margins during 2009.

Acquisition of Alcan Packaging Food Americas

On March 1, 2010, Bemis completed its acquisition of the Food Americas operations of Alcan Packaging, a business unit of Rio Tinto plc.  Under the terms of the $1.2 billion transaction, Bemis acquired 23 Food Americas flexible packaging facilities in the United States, Canada, Mexico, Brazil, Argentina, and New Zealand, which recorded 2009 net sales totaling $1.4 billion.  These facilities are included in our flexible packaging business segment and produce flexible packaging principally for the food and beverage industries and augment Bemis’ product offerings and technological capabilities.  The majority of the financing for this transaction was completed during the third quarter of 2009 through the issuance of $800.0 million of public bonds and 8.2 million common shares issued in a secondary public stock offering.  The remaining cash purchase price was financed in the commercial paper market at the time of closing.

Sale of Discontinued Operations

Under the terms of an order signed by the U.S. District Court for the District of Columbia on February 25, 2010, a portion of the Food Americas business acquired on March 1, 2010 was to be divested, and we have classified the related operating results as discontinued operations.  On July 13, 2010, we sold these discontinued operations to Exopack Holding Corp., an affiliate of private investment firm Sun Capital Partners, Inc.  The transaction was completed for a cash purchase price, net of selling costs, of $75.2 million.  The divested business recorded 2009 net sales of approximately $156 million and included two facilities which manufacture flexible packaging for retail natural cheese and shrink bags for fresh red meat.

Results of Operations

Consolidated Overview

(in millions, except per share amounts)	2010	2009	2008
Net sales	$4,835.0	$3,514.6	$3,779.4
Net income attributable to Bemis Company, Inc.	205.1	147.2	166.2
Diluted earnings per share	1.85	1.38	1.61

2010 versus 2009

Net sales for the year ended December 31, 2010 increased by 37.6 percent.  We estimate that acquisitions increased net sales by approximately 31 percent during the year.  The effect of currency translations accounted for a 1.8 percent increase in net sales.  Net of these impacts, the increase in net sales primarily reflects higher prices and improved unit sales volume from both existing and acquired operations.  Selling prices were increased during 2010 in response to higher raw material costs.

Diluted earnings per share for 2010 of $1.85 included a $0.09 charge for transaction related legal, accounting and other professional fees, a $0.09 charge associated with purchase accounting adjustments for inventory and order backlog, as well as a $0.05 charge for acquisition related integration costs including severance costs for workforce reductions and equipment relocation costs.  In addition, the pre-closing impact of the July 2009 financing of the Food Americas acquisition reduced 2010 diluted earnings by $0.06 per share.  Diluted earnings per share from discontinued operations were $0.02 in 2010.  For the year ended December 31, 2009, diluted earnings per share included a $0.50 per share charge representing the impact of acquisition related professional fees, acquisition financing, and an administrative sales tax assessment, and severance charges, partially offset by a $0.02 per share gain on the sale of an asset.  Operating results for the year ended December 31, 2010 improved with increased unit sales volume, currency translation benefits, and the accretive effect of the Food Americas acquisition.

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

Diluted earnings per share were $1.38 for 2009, a 14.3 percent decrease compared to $1.61 per share for 2008.  For the year ended December 31, 2009, diluted earnings per share included a $0.50 per share charge representing the impact of acquisition related professional fees, acquisition financing, and administrative sales tax assessment, and severance charges, partially offset by a $0.02 per share gain on the sale of an asset.  Operating results for the year ended December 31, 2009 benefited from an increased proportion of net sales of value added products and decreasing input costs during the first half of the year.

Flexible Packaging Business Segment

Our flexible packaging business segment provides packaging to a variety of end markets, including applications for meat and cheese, confectionery and snack, frozen foods, lawn and garden, health and hygiene, beverages, healthcare, bakery, and dry foods.

(dollars in millions)	2010	2009	2008
Net sales	$4,272.4	$2,983.4	$3,153.2
Operating profit (See Note 19 to the Consolidated Financial Statements)	474.9	385.3	315.9
Operating profit as a percentage of net sales	11.1%	12.9%	10.0%

2010 versus 2009

Net sales in our flexible packaging business segment increased 43.2 percent in 2010.  Acquisitions increased net sales by approximately 36 percent, and currency effects accounted for a sales increase of 2.4 percent.  The remaining increase in net sales was driven by higher sales across many market categories.

Operating profit increased to $474.9 million, or 11.1 percent of net sales, in 2010, compared to $385.3 million, or 12.9 percent of net sales in 2009.  The net effect of currency translation increased operating profit in 2010 by $6.5 million compared to 2009.  The decrease in operating profit as a percentage of net sales in 2010 reflects the combined impact of generally lower operating margins from the acquired business and the short-term negative impact of higher raw material costs in advance of selling price adjustments.  In addition, operating profit includes $20.1 million of acquisition related charges.  Operating margins in 2009 benefited from decreasing raw material costs during the first half of that year.

2009 versus 2008

Net sales in our flexible packaging business segment decreased 5.4 percent in 2009.  Currency effects accounted for a sales decline of 3.3 percent compared to 2008 and the South American rigid operations of Huhtamaki Oyj, acquired in June 2009, accounted for $49.6 million of 2009 net sales following the acquisition, increasing net sales by 1.6 percent.  The remaining 3.7 percent decrease in net sales reflects both lower selling prices and unit sales volume.  Generally lower net sales of flexible packaging reflected decreased consumer demand.

Operating profit as a percentage of net sales increased to 12.9 percent in 2009 from 10.0 percent in 2008.  This improvement reflects the combined impact of improved sales mix and production efficiency initiatives, as well as lower input costs experienced during the first half of 2009.  The improvement in sales mix during 2009 is attributable to an increased proportion of net sales represented by value-added packaging which incorporates consumer convenience features and extends shelf life.  Net sales of packaging for less complex applications generally experienced the largest unit volume decrease during 2009.  In comparison, operating margins during 2008 were negatively impacted by dramatic increases in raw material costs during the summer months.

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

(dollars in millions)	2010	2009	2008
Net sales	$562.6	$531.2	$626.2
Operating profit (See Note 19 to the Consolidated Financial Statements)	33.0	13.6	34.3
Operating profit as a percentage of net sales	5.9%	2.6%	5.5%

2010 versus 2009

For the total year 2010, net sales of pressure sensitive materials were $562.6 million, a 5.9 percent increase from net sales in 2009.  Currency effects accounted for a net sales decline of 1.6 percent.  The resulting 7.5 percent increase in net sales reflects the increase in unit sales volumes in 2010 compared to 2009 when economic conditions negatively impacted demand for our pressure sensitive materials products.

The net effect of currency translation decreased operating profit by $0.7 million in 2010.  Higher operating profit in 2010 reflects the positive impact of substantially improved unit sales volumes combined with disciplined cost management.

2009 versus 2008

Our pressure sensitive materials business segment reported a net sales decrease of 15.2 percent in 2009.  Currency effects accounted for a net sales decline of 3.2 percent.  The balance of the decrease reflects dramatically lower unit sales volumes compared to 2008.  The markets for our graphic and technical products, which represent about 40 percent of total business segment sales, experienced significant demand declines in light of weak global economic conditions, resulting in net sales declines for those products in excess of 20.0 percent.

Operating profit as a percent of net sales was lower in 2009 compared to 2008, reflecting the decline in unit sales volumes, particularly in high value added graphic and technical product lines.  Operating profit in 2009 includes severance charges totaling $2.6 million related to workforce reductions intended to better match capacity levels with current production needs.

Consolidated Gross Profit

(dollars in millions)	2010	2009	2008
Gross profit	$889.5	$700.2	$648.0
Gross profit as a percentage of net sales	18.4%	19.9%	17.1%

Gross profit in 2010 reflects the negative impact of $15.4 million of expenses associated with the purchase accounting impact of the fair value write-up of inventory and a charge for the fair value of the customer order backlog, both related to the Food Americas acquisition.  The decrease in gross profit as a percentage of net sales in 2010 is attributable to lower operating margins in the newly acquired Food Americas business combined with increasing raw material costs during 2010.  Gross profit as a percentage of net sales in 2009 benefited from declining raw material costs for the first half of that year, resulting in a substantial improvement in this ratio compared to 2008.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2010	2009	2008
Selling, general and administrative expenses (SG&A)	$455.4	$370.9	$342.7
SG&A as a percentage of net sales	9.4%	10.5%	9.0%

Selling, general, and administrative expenses increased during 2010 reflecting the increased costs associated with the newly acquired Food Americas business, including $4.6 million of expenses primarily related to severance costs for workforce reductions and equipment relocation costs.  Expenses in 2009 increased from the prior year as a result of higher benefit and incentive plan costs during that year.  The increase in the ratio of these expenses to net sales in 2009 was magnified by lower sales levels for the year ended December 31, 2009 as selling prices were adjusted downward to reflect decreasing raw material costs in 2009.

Other Expenses

(dollars in millions)	2010	2009	2008
Research and development (R&D)	$34.3	$24.3	$25.0
R&D as a percentage of net sales	0.7%	0.7%	0.7%

Interest expense	73.5	42.1	39.4
Effective interest rate	5.8%	4.3%	4.8%

Other operating (income) expense, net	(1.0)	24.7	(14.0)
Other non-operating (income) expense, net		(2.1)	(13.7)

Income taxes	117.6	87.8	96.3

	2010	2009	2008
Effective tax rate	35.9%	36.5%	35.9%

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

Interest Expense

Interest expense increased in 2010 compared to 2009 due to the July 2009 issuance of $800 million of long-term bonds as financing for the Food Americas acquisition.

Other Operating (Income) Expense, Net

For the year 2010, other operating income and expense included $15.9 million of fiscal incentive income compared to $16.6 million in 2009 and $19.8 million in 2008.  Fiscal government incentives relate to certain flexible packaging locations and are considered as a part of flexible packaging operating profit.  These fiscal incentives are associated with net sales in South America and are expected to continue over the next few years.  In 2010, the fiscal incentive income was offset by $15.6 million of charges principally associated with the Food Americas acquisition.  During 2009, in addition to the fiscal incentive income, other operating income and expense included $44.8 million of acquisition related expenses.

Other Non-operating (Income) Expense, Net

The decrease in other non-operating income, net, is primarily due to lower interest income combined with net foreign exchange losses in 2010.  In 2008, increased levels of interest income reflected higher cash balances invested outside of the United States.

Income Taxes

The difference between our overall tax rate of 35.9 percent in 2010, 36.5 percent in 2009, and 35.9 percent in 2008 and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes net of federal income tax benefits.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests primarily represent the outstanding preferred shares of Dixie Toga, our Brazilian flexible packaging subsidiary.

Liquidity and Capital Resources

Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances plus equity) was 38.9 percent at December 31, 2010, compared to 39.2 percent at December 31, 2009, and 31.7 percent at December 31, 2008.  The December 31, 2009 calculation of net debt to total capitalization excluded $1.0 billion of cash on hand related to the acquisition financing proceeds received in advance of the March 1, 2010 closing of the Food Americas acquisition.  Total debt was $1,286.5 million, $1,258.8 million, and $686.6 million, at December 31, 2010, 2009, and 2008, respectively.  The increase in debt during 2009 reflects $800.0 million of public bonds issued in July 2009 in anticipation of the Alcan Packaging Food Americas acquisition, offset by a reduction in commercial paper and other debt outstanding.

Credit Rating

Our capital structure and financial practices have earned us investment grade credit ratings from two nationally recognized credit rating agencies.  These credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Net Cash Flow from Operations

Net cash provided by operations was $368.0 million for the year ended December 31, 2010, compared to $475.8 million in 2009 and $293.6 million in 2008.  Changes in working capital had a significant impact on cash provided by operations during the years presented.  Lower raw material costs during 2009 reduced overall working capital needs compared to 2008, while increasing raw material costs negatively impacted working capital levels during 2010.  Net cash provided by operations was reduced by voluntary pension contributions to our U.S. pension plans of $15.0 million, $30.0 million, and $2.3 million during 2010, 2009, and 2008, respectively.  Required contributions for our U.S. pension plans are expected to be less than $5.0 million in 2011.

Available Financing

In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $158.8 million.  Based upon our current credit rating, we enjoy ready access to the commercial paper markets.

Under the terms of our revolving credit agreement, we have the capacity to borrow up to $625 million.  This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  At December 31, 2010, a total of $4.0 million of multicurrency loans were outstanding on the revolving credit facility.  If this revolving credit facility were no longer available to us, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Commercial paper outstanding at December 31, 2010, has been classified as long-term debt in accordance with our intention and ability to refinance such obligations on a long-term basis.  The related back-up revolving credit agreement expires on April 28, 2013.

Liquidity Outlook

On December 31, 2010, our revolving credit facility supported total commercial paper outstanding of $158.8 million, industrial revenue bonds outstanding of $8.0 million, and multicurrency loans outstanding of $4.0 million. As a result, we had the capacity to borrow an additional $454.2 million under the credit facility as of December 31, 2010.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short term liquidity needs.

Capital Expenditures

Capital expenditures were $113.2 million during 2010, compared to $89.2 million in 2009, and $120.5 million in 2008.  Over the next several years, we expect average annual capital expenditures to be less than total annual depreciation and amortization expenses.  We expect to fund 2011 capital expenditures with cash provided by operating activities.

Dividends

We increased our quarterly cash dividend by 2.2 percent during the first quarter of 2010 to 23 cents per share from 22.5 cents per share.  This follows increases of 2.3 percent in 2009 and 4.8 percent in 2008.  In February 2011, the Board of Directors approved the 28th consecutive annual increase in the quarterly cash dividend on common stock to 24 cents per share, a 4.3 percent increase.

Share Repurchases

During 2010, we purchased 1.5 million shares of our common stock in the open market.  Due to the ongoing negotiation of the Food Americas acquisition, no shares were repurchased during 2009.  During 2008, we purchased 1.0 million shares of our common stock in the open market.  As of December 31, 2010, we were authorized to purchase up to 9.5 million additional shares of our common stock for the treasury.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2010.  Capital leases are insignificant.

Contractual Payments Due by Period

		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$1,288.0	$2.9	$484.9	400.2	$400.0
Interest expense (2)	355.1	66.7	112.3	78.2	97.9
Operating leases (3)	40.1	8.9	12.6	7.7	10.9
Purchase obligations (4)	298.5	296.9	0.8		0.8
Postretirement obligations (5)	60.2	2.5	26.6	14.2	16.9
Total	$2,041.9	$377.9	$637.2	$500.3	$526.5

Pursuant to current authoritative accounting guidance, the Company has accrued income tax liabilities associated with uncertain tax positions.  These liabilities have been excluded from the table above due to the high degree of uncertainty as to amounts and timing regarding future payments.  See Note 14 of the Consolidated Financial Statements for additional information.

(1)          These amounts are included in our Consolidated Balance Sheet.  A portion of this debt is commercial paper backed by a bank credit facility that expires on April 28, 2013.

(2)          A portion of the interest expense disclosed is subject to variable interest rates.   The amounts disclosed above assume that variable interest rates are equal to rates at December 31, 2010.

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

(5)          Postretirement obligations represent contracts or commitments for postretirement healthcare benefits and benefit payments for the unfunded Bemis Supplemental Retirement Plan.  See Note 10 to the Consolidated Financial Statements for additional information about our postretirement benefit obligations.

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

A portion of the interest expense on our outstanding debt is subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $170.8 million of variable rate debt outstanding would increase by $1.7 million.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2010 and 2009, we had outstanding forward exchange contracts with notional amounts aggregating $12.0 million and $18.3 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is recorded on the balance sheet within current liabilities and as an element of other operating (income) expense, net, which offsets the related transactions gains and losses on the related foreign denominated asset or liability.  Amounts recognized in income related to forward exchange contracts were $1.3 million income and $4.0 million income in the years ended December 31, 2010 and 2009, respectively.

Our business in Brazil holds U.S. dollar denominated debt which creates exposure to changes in currency rates when compared to its functional currency of the Brazilian real.  In order to hedge this exposure, we enter into currency swaps with maturities that match the underlying debt, effectively converting a portion of the U.S. denominated debt to the local currency.  We have not designated these derivative instruments as hedging instruments.  At December 31, 2010, and December 31, 2009, the Company had outstanding currency swap contracts with notional amounts aggregating $86.4 million and $18.4 million, respectively.  The net settlement amount (fair value) related to active swap contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an expense element of other operating (income) expense, net, which offsets the related transaction gains or losses.  Amounts recognized in income related to these currency swaps were $6.9 million expense and $7.9 million expense in the years ended December 31, 2010 and 2009, respectively.

The operating results of our international operations are recorded in local currency and translated into U.S. dollars for consolidation purposes.  The impact of foreign currency translation on net sales was an increase of $62.1 million in 2010 and a decrease of $125.8 million in 2009.  Operating profit increased by approximately $5.8 million in 2010 and decreased by $9.4 million in 2009 as a result of foreign currency translation.

Shareholders’ equity includes adjustments to other comprehensive income for changes in currency translation for consolidated balance sheet accounts.  The impact of currency translation during 2010 was an increase in shareholders’ equity totaling $23.0 million.

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

Pension costs

Amounts related to our defined benefit pension plans that are recognized in our financial statements are determined on an actuarial basis.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  Net periodic pension cost recorded in 2010 was $26.5 million, compared to pension cost of $18.8 million in 2009 and $10.5 million in 2008.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets. For the year 2010, we maintained a target allocation to equity investments of 70 percent of total assets and an expected long-term rate of return on plan assets of 8.25 percent.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based upon our target asset allocation.  For the historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2010, our pension plan assets earned annualized rates of return of 2.0 percent, 7.3 percent, 8.5 percent, and 8.7 percent, respectively.  Using our target asset allocation of plan assets of 70 percent equity securities and 30 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, we have determined our assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2010, for our U.S. defined benefit pension plans we determined this rate to be 5.25 percent, a decrease of one half of one percent from the 5.75 percent rate used at December 31, 2009.  For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

Pension assumptions sensitivity analysis

Based upon current assumptions of 5.25 percent for the discount rate and 8.25 percent for the expected rate of return on pension plan assets, we expect pension expense before the effect of income taxes for 2011 to be in a range of $33 million to $37 million.  The following charts depict the sensitivity of estimated 2011 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Total increase (decrease)
to pension expense
(dollars in millions)	from current assumptions
Discount rate
4.50 percent	$5.3
4.75 percent	3.4
5.00 percent	1.7
5.25 percent — Current Assumption	0.0
5.50 percent	(1.6)
5.75 percent	(3.1)
6.00 percent	(4.7)
Rate of Return on Plan Assets
7.50 percent	$3.3
7.75 percent	2.2
8.00 percent	1.1
8.25 percent — Current Assumption	0.0
8.50 percent	(1.1)
8.75 percent	(2.3)
9.00 percent	(3.3)

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

Total increase (decrease) in Accumulated Other Comprehensive
(dollars in millions)	Income, net of taxes, from current assumptions
Discount rate
4.50 percent	$(59.6)
4.75 percent	(38.7)
5.00 percent	(18.9)
5.25 percent — Current Assumption	0.0
5.50 percent	17.9
5.75 percent	35.0
6.00 percent	51.1

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable.  The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $1.0 billion as of December 31, 2010.

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

New Accounting Pronouncements

Accounting Guidance Adopted in the Year Ended December 31, 2010

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance regarding fair value measurements and disclosures.  This guidance requires that information be provided about asset movements among Levels 1 and 2 of the fair value hierarchy, requires expanded disclosures in the roll forward of Level 3 activity, and provides clarifications on certain existing disclosure requirements.  The majority of the guidance was effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not impact its consolidated financial position or results of operations.

Accounting Guidance Not Yet Adopted

Fair Value Measurements and Disclosures

A portion of the guidance issued by the FASB in January 2010 referenced above, related to expanded disclosures in the roll forward of Level 3 activity, is effective for interim and annual reporting periods beginning after December 15, 2010.  This portion of the guidance will expand the Company’s disclosures and will not impact its consolidated financial position or results of operations.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; threats or challenges to our patented or proprietary technologies; raw material costs and availability, particularly for polymer resins and adhesives; the magnitude and volatility of price changes for raw materials and our ability to pass these price changes on to our customers in selling prices or otherwise manage commodity price fluctuation risks; changes in the availability of financing; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; unexpected costs or manufacturing issues related to the implementation of an enterprise resource system; costs associated with the pursuit of business combinations; unexpected costs associated with acquisitions or divestitures; changes in governmental regulations, especially in the areas of environmental, health and safety matters, and foreign investment; unexpected outcomes in our current and future litigation proceedings and any related proceedings or civil lawsuits; unexpected outcomes in our current and future domestic and international tax proceedings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A “Risk Factors” of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is included in Note 7 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.  Based on a sensitivity analysis (assuming a 10 percent adverse change in market rates) of our foreign exchange, currency swaps, and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would not materially affect our consolidated financial position and liquidity.  The effect on our consolidated results of operations would be substantially offset by the impact of the hedged items.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2010.  In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the 2010 acquisition of the Alcan Food Americas business, which represents approximately 23 percent of net sales for the year ended December 31, 2010 and 34 percent of total assets as of December 31, 2010.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.

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

Henry J. Theisen	Scott B. Ullem	Stanley A. Jaffy
President and	Vice President and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bemis Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of equity and of cash flow present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A in this Annual Report.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the 2010 acquisition of the Alcan Food Americas business from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010.  We have also excluded the 2010 acquisition of the Alcan Food Americas business from our audit of internal control over financial reporting.  The acquired Alcan Food Americas business consists of wholly-owned subsidiaries whose total assets and total revenues represent 23 percent of net sales and 34 percent of total assets of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 1, 2011

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

For the years ended December 31,	2010	2009	2008

Net sales	$4,835,042	$3,514,586	$3,779,373

Costs and expenses:
Cost of products sold	3,945,498	2,814,412	3,131,341
Selling, general, and administrative expenses	455,440	370,926	342,737
Research and development	34,338	24,342	25,010
Other operating (income) expense, net	(1,064)	24,683	(13,937)
Interest expense	73,488	42,052	39,413
Other non-operating (income) expense net	58	(2,139)	(13,716)

Income from continuing operations before income taxes	327,284	240,310	268,525

Provision for income taxes	117,600	87,800	96,300

Income from continuing operations	209,684	152,510	172,225

Income from discontinued operations, net of tax	1,782

Net income	211,466	152,510	172,225

Less: Net income attributable to noncontrolling interests	6,355	5,289	6,011

Net income attributable to Bemis Company, Inc.	$205,111	$147,221	$166,214

Amounts attributable to Bemis Company, Inc.:
Income from continuing operations, net of tax	$203,329	$147,221	$166,214
Income from discontinued operations, net of tax	1,782
Net income attributable to Bemis Company, Inc.	$205,111	$147,221	$166,214

Basic earnings per share:
Income from continuing operations	$1.83	$1.38	$1.61
Income from discontinued operations	0.02
Net income attributable to Bemis Company, Inc.	$1.85	$1.38	$1.61

Diluted earnings per share:
Income from continuing operations	$1.83	$1.38	$1.61
Income from discontinued operations	0.02
Net income attributable to Bemis Company, Inc.	$1.85	$1.38	$1.61

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share amounts)

As of December 31,	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$60,404	$1,065,687
Accounts receivable, net	637,738	467,988
Inventories, net	673,863	399,067
Prepaid expenses and other current assets	94,914	72,606
Total current assets	1,466,919	2,005,348

Property and equipment:
Land and land improvements	80,153	45,562
Buildings and leasehold improvements	591,407	489,632
Machinery and equipment	1,866,524	1,575,452
Total property and equipment	2,538,084	2,110,646
Less accumulated depreciation	(997,331)	(953,453)
Net property and equipment	1,540,753	1,157,193

Other long-term assets:
Goodwill	1,013,697	646,852
Other intangible assets	200,116	85,299
Deferred charges and other assets	64,346	34,013
Total other long-term assets	1,278,159	766,164
TOTAL ASSETS	$4,285,831	$3,928,705

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,941	$22,527
Short-term borrowings	6	8,795
Accounts payable	548,042	380,017
Accrued salaries and wages	103,024	89,988
Accrued income and other taxes	21,246	23,528
Total current liabilities	675,259	524,855

Long-term debt, less current portion	1,283,525	1,227,514
Deferred taxes	158,289	134,676
Other liabilities and deferred credits	241,326	189,977
Total liabilities	2,358,399	2,077,022

Commitments and contingencies

EQUITY
Bemis Company, Inc. shareholders’ equity:
Common stock, $.10 par value:
Authorized — 500,000,000 shares
Issued — 126,627,875 and 125,646,511 shares	12,663	12,565
Capital in excess of par value	568,035	567,247
Retained earnings	1,751,908	1,649,804
Accumulated other comprehensive income	91,117	72,457
Common stock held in treasury, 18,953,971 and17,422,771 shares, at cost	(544,100)	(498,341)
Total Bemis Company, Inc. shareholders’ equity	1,879,623	1,803,732
Noncontrolling interests	47,809	47,951
TOTAL EQUITY	1,927,432	1,851,683

TOTAL LIABILITIES AND EQUITY	$4,285,831	$3,928,705

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the years ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net income	$211,466	$152,510	$172,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,667	159,274	162,004
Excess tax benefit from share-based payment arrangements	(3,921)	(509)	(209)
Share-based compensation	18,395	19,020	18,058
Deferred income taxes	8,092	4,956	15,666
Income of unconsolidated affiliated company	(2,121)	(2,163)	(919)
(Gain) loss on sale of property and equipment	721	(1,149)	967
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(18,510)	16,704	(25,015)
Inventories	(92,060)	67,508	8,584
Prepaid expenses and other current assets	(22,183)	10,632	(20,607)
Accounts payable	22,550	15,034	(26,717)
Accrued salaries and wages	1,396	21,087	(3,222)
Accrued income and other taxes	3,900	14,854	965
Other current liabilities	7,119
Changes in other liabilities and deferred credits	17,008	(21,488)	(12,341)
Changes in deferred charges and other assets	6,463	19,543	4,111
Net cash provided by operating activities	367,982	475,813	293,550

Cash flows from investing activities:
Additions to property and equipment	(113,208)	(89,154)	(120,513)
Business acquisitions, net of cash acquired	(1,195,546)	(30,343)
Proceeds from sales of property and equipment	2,287	10,921	2,429
Net proceeds from sale of discontinued operations	75,192
Net cash used in investing activities	(1,231,275)	(108,576)	(118,084)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	17,868	823,088	16,334
Repayment of long-term debt	(51,601)	(24,154)	(267,327)
Net borrowing (repayment) of commercial paper	63,619	(240,295)	169,295
Net borrowing (repayment) of short-term debt	(8,797)	(10,894)	(62,956)
Cash dividends paid to shareholders	(101,884)	(96,595)	(90,695)
Proceeds from issuance of common stock		202,809
Common stock purchased for the treasury	(45,759)		(26,771)
Excess tax benefit from share-based payment arrangements	3,921	509	209
Stock incentive programs and related withholdings	(14,881)	(3,186)	(2,196)
Net cash provided by (used in) financing activities	(137,514)	651,282	(264,107)

Effect of exchange rates on cash and cash equivalents	(4,476)	3,714	(15,314)

Net increase (decrease) in cash and cash equivalents	(1,005,283)	1,022,233	(103,955)
Cash and cash equivalents balance at beginning of year	1,065,687	43,454	147,409

Cash and cash equivalents balance at end of year	$60,404	$1,065,687	$43,454

Supplemental disclosure of cash flow information
Business acquisitions, net of cash:
Working capital acquired, net	$188,492	$(48)
Goodwill and intangible assets acquired	484,455	1,048
Fixed and other long-term assets	541,562	29,454
Deferred taxes and other liabilities	(34,842)	(111)
Subsidiary shares of noncontrolling interests	15,879	0
Cash used for acquisitions	$1,195,546	$30,343

Interest paid during the year	$73,109	$19,990	$39,909
Income taxes paid during the year	$107,680	$65,286	$76,905

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands, except per share amounts)

	Bemis Company, Inc. Shareholders
				Accumulated
		Capital In		Other	Common
	Common	Excess of	Retained	Comprehensive	Stock Held	Noncontrolling
	Stock	Par Value	Earnings	Income (Loss)	In Treasury	Interests	Total
Balance at December 31, 2007	11,694	327,387	1,523,659	171,162	(471,570)	38,926	1,601,258

Net income			166,214			6,011	172,225
Unrecognized gain reclassified to earnings, net of tax $(305)				(527)			(527)
Translation adjustment				(183,175)		(8,925)	(192,100)
Pension liability adjustment, net of tax effect $(57,616)				(99,461)			(99,461)
Total comprehensive income							(119,863)
Cash dividends declared on common stock $0.88 per share			(90,695)				(90,695)
Stock incentive programs and related tax effects (189,836 shares)	19	(2,196)					(2,177)
Excess tax benefit from share-based compensation arrangements		960					960
Share-based compensation		19,831					19,831
Purchase 1,000,000 shares of common stock					(26,771)		(26,771)
Balance at December 31, 2008	11,713	345,982	1,599,178	(112,001)	(498,341)	36,012	1,382,543

Net income			147,221			5,289	152,510
Unrecognized gain reclassified to earnings, net of tax $(337)				(526)			(526)
Translation adjustment				158,631		6,650	165,281
Pension liability adjustment, net of tax effect $(15,148)				26,353			26,353
Total comprehensive income							343,618
Cash dividends declared on common stock $0.90 per share			(96,595)				(96,595)
Stock incentive programs and related tax effects (340,549 shares)	34	(3,186)					(3,152)
Excess tax benefit from share-based compensation arrangements		1,856					1,856
Share-based compensation		20,604					20,604
Common stock issued (8,175,000 shares)	818	201,991					202,809
Balance at December 31, 2009	12,565	567,247	1,649,804	72,457	(498,341)	47,951	1,851,683

Net income			205,111			6,355	211,466
Unrecognized gain reclassified to earnings, net of tax $(337)				(527)			(527)
Translation adjustment				23,047		1,375	24,422
Pension liability adjustment, net of tax effect $(2,145)				(3,860)			(3,860)
Total comprehensive income							231,501
Cash dividends declared on common stock $0.92 per share			(103,007)				(103,007)
Stock incentive programs and related tax effects (981,364 shares)	98	(14,979)					(14,881)
Excess tax benefit from share-based compensation arrangements		5,379					5,379
Share-based compensation		18,395					18,395
Purchase of subsidiary shares from non-controlling interest		(8,007)				(7,872)	(15,879)
Purchase of 1,531,200 shares of common stock					(45,759)		(45,759)
Balance at December 31, 2010	$12,663	$568,035	$1,751,908	$91,117	$(544,100)	$47,809	$1,927,432

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION

Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Neenah, Wisconsin, the Company employs approximately 19,800 individuals and has 80 manufacturing facilities.  The Company manufactures and sells flexible packaging products and pressure sensitive materials throughout North America, Latin America, Europe, and Asia Pacific.

On March 1, 2010, Bemis completed its acquisition of the Food Americas operations of Alcan Packaging, a business unit of Rio Tinto plc.  Under the terms of the $1.2 billion transaction, Bemis acquired 23 Food Americas flexible packaging facilities in the United States, Canada, Mexico, Brazil, Argentina, and New Zealand, which recorded 2009 net sales totaling $1.4 billion.  These facilities are included in our flexible packaging business segment and produce flexible packaging principally for the food and beverage industries and augment Bemis’ product offerings and technological capabilities.

The Company’s business activities are organized around its two business segments, Flexible Packaging, which accounted for approximately 88 percent of 2010 net sales, and Pressure Sensitive Materials, which accounted for the remaining net sales.  The Company’s flexible packaging business has a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 65 percent of net sales.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $2.1 million, $2.2 million, and $0.9 million in 2010, 2009, and 2008 respectively, included in other operating (income) expense, net, on the accompanying consolidated statement of income.  Investments in joint ventures are included in deferred charges and other assets on the accompanying consolidated balance sheet.

Noncontrolling interests:  As of December 31, 2010, the Company held 100 percent of the outstanding voting common stock and 54 percent of the outstanding non-voting preferred stock of Dixie Toga S.A.  The remaining non-voting preferred shares not held by the Company are traded publicly on the Brazilian BM&FBovespa Stock Exchange in São Paulo, Brazil, and represent the most significant component of noncontrolling interests included on our consolidated balance sheet.

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

Translation of foreign currencies:  The Company considers the local currency to be the functional currency for substantially all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive income (loss) in shareholders’ equity.  Foreign currency transaction gains (losses) of $(0.9) million, $1.4 million, and $(6.8) million in 2010, 2009, and 2008 respectively, are included as a component of other operating (income) expense, net.  Additionally in 2010, foreign currency transaction gains (losses) of $(2.6) million are included as a component of other non-operating (income) expense, net.

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

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  Our reserve for environmental liabilities at December 31, 2010 and 2009 was $4.4 million and $0.4 million respectively.  Adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for 2010, 2009, and 2008 of $0.0 million, $0.0 million, and $0.3 million, respectively.  There were no third party reimbursements for any of the years presented.

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

Accounts receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments.  The following factors are considered when determining the collectibility of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $27.5 million and $21.1 million at December 31, 2010 and 2009, respectively.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventories are summarized at December 31, as follows:

(in thousands)	2010	2009
Raw materials and supplies	$249,782	$139,821
Work in process and finished goods	458,281	280,975
Total inventories, gross	708,063	420,796
Less inventory write-downs	(34,200)	(21,729)
Total inventories, net	$673,863	$399,067

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $191.6 million, $150.8 million, and $153.0 million, for 2010, 2009, and 2008 respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs which are capitalized during the construction of major capital projects totaled $0.0 million in 2010, $1.1 million in 2009, and $2.6 million in 2008.

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

The Company is in the process of developing and implementing a new Enterprise Resource Planning (ERP) system.  Certain costs incurred during the application development stage have been capitalized in accordance with authoritative accounting guidance related to accounting for costs of computer software developed or obtained for internal use.  These costs are amortized over the system’s estimated useful life as the ERP system is placed in service.  As of December 31, 2010, capitalized costs for this new ERP system were $84.8 million.

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

Financial instruments:  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.  Note 7 contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts, currency swap contracts, and interest rate swap arrangements.

Treasury stock:  Repurchased common stock is stated at cost and is presented as a separate reduction of shareholders’ equity.  At December 31, 2010, 9.5 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2010.

Note 3 — NEW ACCOUNTING GUIDANCE

Accounting Guidance Adopted in the Year Ended December 31, 2010

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance regarding fair value measurements and disclosures.  This guidance requires that information be provided about asset movements among Levels 1 and 2 of the fair value hierarchy, requires expanded disclosures in the roll forward of Level 3 activity, and provides clarifications on certain existing disclosure requirements.  The majority of the guidance was effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not impact its consolidated financial position or results of operations.

Accounting Guidance Not Yet Adopted

Fair Value Measurements and Disclosures

A portion of the guidance issued by the FASB in January 2010 referenced above, related to expanded disclosures in the roll forward of Level 3 activity, is effective for interim and annual reporting periods beginning after December 15, 2010.  This portion of the guidance will expand the Company’s disclosures and will not impact its consolidated financial position or results of operations.

Note 4 — ACQUISITIONS

Acquisition of Alcan Packaging Food Americas

On March 1, 2010, the Company completed its acquisition of the Food Americas operations of Alcan Packaging, a business unit of Rio Tinto plc.  Under the terms of the $1.2 billion transaction, the Company acquired 23 Food Americas flexible packaging facilities in the U.S., Canada, Mexico, Brazil, Argentina, and New Zealand, with 2009 net sales of $1.4 billion.  These facilities produce flexible packaging principally for the food and beverage industries and augment the Company’s product offerings and technological capabilities.  The acquisition was completed through the purchase of the assets of Pechiney Plastic Packaging, Inc., AP Food Americas, LLC, and Alcan Packaging Canada, Ltd. and through the purchase of the outstanding shares of Alcan Packaging Mexico, S.A. De C.V., Alcan Empaques Mexico, S.A. De C.V., Alcan Packaging Thermaplate, Inc., Danaflex Packaging Corporation Limited, Alcan Embalagens Do Brasil Ltda., Envaril Plastic Packaging S.R.L., and Envatrip S.A.

In compliance with regulatory requirements for approval of the transaction in the United States, the Company was obligated to divest a portion of the acquired business, which included two facilities.  This portion of the business was related primarily to sales of flexible packaging for retail natural cheese products and shrink bag packaging for fresh meat products.  The sale of this portion of the business was completed on July 13, 2010 as discussed in Note 5 — Discontinued Operations.  The 2009 annual net sales associated with the sold business were approximately $156 million.  Operating results associated with this sold business have been classified on the consolidated statement of income as income from discontinued operations, net of tax.

The total purchase price for the acquisition was as follows:

(in thousands)
Cash consideration	$1,194,711
Payable to seller for working capital purchase price adjustments	16,248
Assumption of liabilities of seller	7,046
$1,218,005

Certain customary working capital adjustments were made to the purchase price in the fourth quarter of 2010.  The majority of the financing for this transaction was completed during the third quarter of 2009 through the issuance of $800.0 million of public bonds and 8.2 million common shares issued in a secondary public stock offering.  The remaining cash purchase price was financed in the commercial paper market in advance of closing.  The Company incurred $59.4 million in acquisition-related fees which were recorded in other operating expense in the consolidated statement of income, of which $15.6 million were incurred in the year ended December 31, 2010 and $43.8 million were incurred in the year ended December 31, 2009.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition.  The Company is in the process of finalizing fair market valuations which may require adjustments to the purchase price allocation.  The preliminary allocation resulted in goodwill of approximately $354.2 million, which is attributed to business synergies and intangible assets that do not meet the criteria for separate recognition.  The Company expects that approximately $308.5 million of this goodwill will be deductible for tax purposes.  Other long-term assets include approximately $17.9 million of assets related to the indemnity provisions of the sale and purchase agreement, and are primarily related to tax matters.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the acquisition date:

March 1,
(in thousands)	2010
Cash and cash equivalents	$22,090
Accounts receivable, net	146,088
Inventories	179,536
Prepaid expenses and other current assets	8,291
Working capital of discontinued operations	8,452
Property and equipment	457,885
Goodwill	354,154
Other intangible assets	130,300
Long-term assets of discontinued operations	63,985
Other long-term assets	19,693

March 1,
(in thousands)	2010
Accounts payable	(125,678)
Accrued salaries and wages	(12,088)
Accrued income and other taxes	139
Deferred income taxes	(2,610)
Long-term liabilities	(32,232)
$1,218,005

The determination of fair value for acquired intangible assets was primarily based upon the discounted expected cash flows.  The determination of useful life was based upon historical acquisition experience, economic factors, and future cash flows of the assets acquired.  The amortization expense related to these intangible assets for 2010 was approximately $9.1 million, using straight-line amortization.  The fair values and useful lives that have been assigned to the acquired identifiable intangible assets follow:

(in thousands)	Useful Life	Fair Value
Customer relationships	20 years	$87,300
Technology	15 years	39,700
Order backlog	One month	3,300
Total		$130,300

The results of the acquired operations have been included in the consolidated financial statements since the date of acquisition.   In accordance with current accounting guidance, income from discontinued operations does not include depreciation or amortization expense. The amount of net sales directly attributable to the acquired operations included in the consolidated statement of income for the year ended December 31, 2010 was approximately $1.1 billion. We are unable to reasonably separate the impact the acquisition had on earnings for the year ended December 31, 2010 as the acquired business has been integrated with the previously existing operations of the Company. The manufacture of certain acquired and existing products has been moved between plants of the acquired business and existing operations, and various sales, general and administrative functions have been combined, making the disclosure impracticable.

The following unaudited pro forma financial information for the years ended December 31, 2010 and 2009 reflects the results of operations as if the acquisition of the Food Americas operations of Alcan Packaging had been completed on January 1, 2010 and January 1, 2009, respectively.  Pro forma adjustments have been made for the elimination of sales of discontinued operations and changes in depreciation and amortization expenses related to the valuation of the acquired fixed and intangible assets and assumed liabilities at fair value, the addition of incremental interest costs related to debt used to finance the acquisition, and the tax benefits related to the increased costs.

(in thousands)	2010	2009
Net sales
Pro forma	$5,030,956	$4,766,734
As reported	4,835,042	3,514,586

Net income attributable to Bemis Company, Inc.
Pro forma	$211,947	$177,895
As reported	205,111	147,221

Diluted earnings per share
Pro forma	$1.91	$1.59
As reported	1.85	1.38

The unaudited pro forma financial information is presented for informational purposes only.  It is not necessarily indicative of what our results of operations actually would have been had we completed the acquisition as of the beginning of each year, nor does it purport to project the future operating results of the Company.  It also does not reflect any cost savings, operating synergies or revenue enhancements that we may achieve nor the costs necessary to achieve those cost savings, operating synergies, revenue enhancements, or integration efforts.

Acquisition of South American Rigid Packaging Operations of Huhtamaki Oyj

On June 3, 2009, the Company announced that it acquired the South American rigid packaging operations of Huhtamaki Oyj, a global manufacturer of consumer and specialty packaging.  This rigid packaging business, which includes three facilities in Brazil and one facility in Argentina, recorded annual net sales of approximately $86.0 million in 2008, primarily to dairy and food service markets.  The purchase price of $43.0 million was paid with a combination of $32.3 million cash on hand, $1.9 million of debt assumed, and an $8.8 million note payable to the seller.  The note payable to seller matured on May 31, 2010 and has been paid.  The fair values of assets and liabilities acquired were $51.7 million and $10.9 million, respectively.

Note 5 — DISCONTINUED OPERATIONS

As discussed in Note 4 - Acquisitions, we were obligated to divest a portion of the acquired Alcan Packaging Food Americas business in the United States in order to comply with regulatory requirements for approval of the transaction.  This portion of the business included two facilities and was primarily related to the production and sales of flexible packaging for retail natural cheese products and shrink bag packaging for fresh meat products.  The sale of this portion of the business was completed on July 13, 2010 for net cash proceeds of approximately $75.2 million.  Prior to the sale, the assets and liabilities for these operations were segregated as assets and liabilities of discontinued operations on the consolidated balance sheet.  The pre-sale goodwill and intangible assets values were adjusted to reflect our updated estimate of fair value of the assets of the discontinued operations less estimated selling costs as of March 1, 2010. This resulted in no gain or loss on the sale of discontinued operations.

From the March 1, 2010, date of the Food Americas acquisition, through the July 13, 2010 sale date, the operating results associated with this portion of the acquired business were classified as discontinued operations.  In accordance with current accounting guidance, income from discontinued operations does not include depreciation or amortization expense.  The operating results of the discontinued operations from March 1, 2010 through July 13, 2010 included in the consolidated financial statements for the year ended December 31, 2010 follow:

Year Ended
(in thousands)	December 31, 2010
Net sales	$54,950
Income before income taxes	$2,782

Provision for income taxes	(1,000)
Income from discontinued operations, net of tax	$1,782

Note 6 — FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2010 and 2009, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

Fair value disclosures are classified based on the fair value hierarchy.  Level 1 fair value measurements represent exchange-traded securities which are valued at quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access as of the reporting date.  Level 2 fair value measurements are determined using input prices that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.  Level 3 fair value measurements are determined using unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

Since June 30, 2010, the fair value measurements of the Company’s long-term debt, including current maturities, primarily represent exchange-traded securities which are valued at quoted prices (unadjusted) in active markets for identical assets that we have the ability to access as of the reporting date.  Prior to June 30, 2010, the Company used discounted cash flow analyses to estimate fair value based on the incremental borrowing rates available to the Company for similar debt with similar terms and maturity.  The carrying values and estimated fair values of long-term debt, including current maturities, at December 31, 2010 and 2009 follow:

	December 31, 2010		December 31, 2009
	Carrying	Fair Value	Carrying	Fair Value
(in thousands)	Value	(Level 2)	Value	(Level 3)
Total long-term debt	$1,285,674	$1,388,019	$1,250,030	$1,303,760

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

	(Level 2)
(in thousands)	December 31, 2010	December 31, 2009
Currency swaps — net asset (liability) position	$(1,368)	$(2,693)
Forward exchange contracts — net asset (liability) position	$13	$29

Note 7 — DERIVATIVE INSTRUMENTS

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

The Company enters into currency swap contracts that are not hedges to manage changes in the fair value of U.S. dollar denominated debt held in Brazil.  The contracts effectively convert a portion of that debt to the functional currency of its Brazilian operation.  These currency swap contracts generally have maturities that match the maturities of the underlying debt.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2010, and December 31, 2009, the Company had outstanding currency swap contracts with notional amounts aggregating $86.4 million and $18.4 million, respectively.  The fair value related to active swap contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating (income) expense, net, which offsets the related transaction gains or losses.

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for our European operations, the U.S. dollar for our Brazilian operations, and the U.S. and Australian dollars for our New Zealand operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2010, and December 31, 2009, the Company had outstanding forward exchange contracts with notional amounts aggregating $12.0 million and $18.3 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating (income) expense, net, which offsets the related transaction gains or losses.

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

The fair values and balance sheet presentation of derivative instruments not designated as hedging instruments at December 31, 2010 and December 31, 2009 are presented in the table below:

		Fair Value	Fair Value
		As of	As of
(in thousands)	Balance Sheet Location	December 31, 2010	December 31, 2009
Asset Derivatives
Currency swaps	Accounts receivable	$	$7,122
Forward exchange contracts	Accounts receivable	90	33
Total asset derivatives not designated as hedging instruments		$90	$7,155

Liability Derivatives
Currency swaps	Accounts payable	$1,368	$9,815
Forward exchange contracts	Accounts payable	77	4
Total liability derivatives not designated as hedging instruments		$1,445	$9,819

The income statement impact of derivatives not designated as hedging instruments for the years ended December 31, 2010 and 2009 are presented in the table below:

	Location of (Gain) Loss	Amount of (Gain) Loss Recognized
	Recognized in Income	in Income on Derivatives
(in thousands)	on Derivatives	2010	2009
Currency swap contracts	Other operating (income) expense, net	$6,942	$7,919
Forward exchange contracts	Other operating (income) expense, net	(1,288)	(3,964)
Total		$5,654	$3,955

Note 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

	Flexible Packaging	Pressure Sensitive
(in thousands)	Segment	Materials Segment	Total
Reported balance at December 31, 2008	$542,978	$52,488	$595,466

Currency translation	51,320	66	51,386
Reported balance at December 31, 2009	594,298	52,554	646,852

Acquisitions	354,154		354,154
Currency translation	12,587	104	12,691
Reported balance at December 31, 2010	$961,039	$52,658	$1,013,697

The components of amortized intangible assets follow:

	December 31, 2010		December 31, 2009
(in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$15,447	$(12,468)	$15,447	$(11,368)
Technology based	92,149	(29,629)	51,694	(24,389)
Marketing related	26,833	(13,253)	25,962	(11,470)
Customer based	168,115	(47,078)	72,451	(33,028)
Reported balance	$302,544	$(102,428)	$165,554	$(80,255)

Amortization expense for intangible assets during 2010, 2009, and 2008 was $18.9 million, $9.3 million, and $9.7 million  respectively.  Estimated annual amortization expense is $15.4 million for 2011, $14.2 million for 2012, and $12.9 million for the years 2013 through 2015.  The Company completed its annual impairment tests in the fourth quarter of 2010 with no indications of impairment of goodwill found.  The Company does not have any accumulated impairment losses.

Note 9 — PENSION PLANS

Total multiemployer plan, defined contribution, and defined benefit pension expense in 2010, 2009, and 2008 was $44.8 million, $29.1 million, and $16.9 million, respectively.  The Company sponsors a 401(k) savings plan (a defined contribution plan) for substantially all U.S. employees.  The Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next six percent of eligible compensation.  Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2010, 2009, and 2008 were $8.2 million, $6.6 million, and $6.4 million, respectively.

Effective January 1, 2006, our U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population.  For those employees impacted, future pension benefits were replaced with the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  Total contribution expense for BIPSP and previously existing defined contribution plans was $17.0 million in 2010, $9.5 million in 2009, and $5.7 million in 2008.  Multiemployer plans cover employees at four different manufacturing locations and provide for contributions to union administered defined benefit pension plans.  Amounts charged to pension cost and contributed to the multiemployer plans in 2010, 2009, and 2008 totaled $1.3 million, $0.8 million, and $0.8 million, respectively.

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

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2010, 2009, and 2008:

(in thousands)	2010	2009	2008
Service cost - benefits earned during the year	$12,876	$12,584	$13,109
Interest cost on projected benefit obligation	34,484	33,776	34,217
Expected return on plan assets	(39,863)	(40,780)	(44,233)
Settlement (gain) loss	(6)	(5)	29
Amortization of unrecognized transition obligation	236	247	261
Amortization of prior service cost	2,592	2,367	2,355
Recognized actuarial net (gain) or loss	16,221	10,594	4,730
Net periodic pension cost	$26,540	$18,783	$10,468

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2010 and 2009, were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$553,358	$517,779	$70,099	$59,296
Service cost	10,066	9,840	2,811	2,744
Interest cost	30,992	30,275	3,492	3,501
Participant contributions			542	571
Plan amendments	315	1,461
Plan settlements			(1,157)	(610)
Benefits paid	(25,531)	(24,140)	(3,509)	(3,232)
Actuarial (gain) or loss	43,146	18,143	938	3,324
Foreign currency exchange rate changes			(3,641)	4,505
Benefit obligation at the end of the year	$612,346	$553,358	$69,575	$70,099

Accumulated benefit obligation at the end of the year	$572,965	$513,661	$57,790	$57,585

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2010	2009	2010	2009
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$434,006	$338,043	$50,554	$42,573
Actual return on plan assets	52,302	88,982	5,131	4,394
Employer contributions	16,122	31,121	3,063	3,269
Participant contributions			542	571
Plan settlements			(1,189)	(713)
Benefits paid	(25,531)	(24,140)	(3,509)	(3,232)
Foreign currency exchange rate changes			(2,332)	3,692
Fair value of plan assets at the end of the year	$476,899	$434,006	$52,260	$50,554

Funded (unfunded) status at year end:	$(135,447)	$(119,352)	$(17,315)	$(19,545)

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$	$	$117	$195
Accrued benefit liability, current	(1,863)	(4,311)	(314)	(293)
Accrued benefit liability, non-current	(133,584)	(115,041)	(17,118)	(19,447)
Sub-total	(135,447)	(119,352)	(17,315)	(19,545)
Deferred tax asset	93,907	87,719	2,559	3,222
Accumulated other comprehensive loss (income)	155,792	152,608	4,245	5,605
Net amount recognized in consolidated balance sheet	$114,252	$120,975	$(10,511)	$(10,718)

Accumulated other comprehensive income related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2010	2009	2010	2009
Unrecognized net actuarial losses	$242,441	$230,857	$4,033	$5,563
Unrecognized net prior service costs	7,258	9,470	642	713
Unrecognized net transition costs			2,129	2,551
Tax benefit	(93,907)	(87,719)	(2,559)	(3,222)
Accumulated other comprehensive loss (income), end of year	$155,792	$152,608	$4,245	$5,605

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2011 are as follows:

		Non-U.S.
(in thousands)	U.S. Pension Plans	Pension Plans
Net actuarial losses	$23,406	$18
Net prior service costs	2,009	68
Net transition costs		238
Total	$25,415	$324

The accumulated benefit obligation for all defined benefit pension plans was $630.8 million and $571.2 million at December 31, 2010, and 2009, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2010 and 2009.

	Projected Benefit Obligation				Accumulated Benefit Obligation
	Exceeds the Fair Value of Plan’s Assets				Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Projected benefit obligation	$612,346	$553,358	$67,064	$67,904	$612,346	$553,358	$36,704	$67,904
Accumulated benefit obligation	572,965	513,661	55,279	55,389	572,965	513,661	26,681	55,389
Fair value of plan assets	476,899	434,006	49,632	48,164	476,899	434,006	19,884	48,164

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax purposes.  The employer contributions for the years ended December 31, 2010 and 2009, were $19.2 million and $34.4 million respectively.  The expected cash contribution for 2011 is $19.8 million which is expected to satisfy plan funding requirements and regulatory funding requirements.

For each of the years ended December 31, 2010 and 2009, the U.S. pension plans represented approximately 90 percent of the Company’s total plan assets and approximately 89 percent of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, we separately present and discuss the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2010	2009	2010	2009
Weighted-average discount rate	5.25%	5.75%	5.13%	5.39%
Rate of increase in future compensation levels	4.25%	4.25%	3.73%	3.92%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2010	2009	2008	2010	2009	2008
Weighted-average discount rate	5.75%	6.00%	6.25%	5.42%	5.82%	5.60%
Expected return on plan assets	8.25%	8.25%	8.50%	6.25%	6.16%	6.18%
Rate of increase in future compensation levels	4.25%	4.25%	4.75%	3.90%	3.90%	3.98%

The Pension Investment Committee appointed by our Board of Directors is responsible for overseeing the investments of the pension plans.  The overall investment strategy is to achieve a long-term rate of return that maintains an adequate funded ratio and minimizes the need for future contributions through diversification of asset types, investment strategies, and investment managers.  A target asset allocation policy is used to balance investments in equity securities with investments in fixed income securities.  The majority of pension plan assets relate to U.S. plans and employ a target asset allocation of 70% equity securities and 30% fixed income securities.  Equity securities primarily include investments in diversified portfolios of domestic large cap and small cap companies.  Fixed income securities include diversified investments across a broad spectrum of primarily investment-grade debt securities.

The pension plan assets measured at fair value at December 31, 2010 and December 31, 2009 follow:

	2010
	U.S. Pension Plans *			Non-U.S. Pension Plans
(in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,239	$11,796	$	$	$	$
Corporate debt securities		60,529	598
U.S. Government debt securities		48,989	1,037
State and municipal debt securities		12,801
Corporate common stock	294,886
Registered investment company funds (a)	29,092			29,748
Common trust funds (b)		19,489			4,278
General insurance account (c)						18,234
Balance at December 31, 2010	$327,217	$153,604	$1,635	$29,748	$4,278	$18,234

	2009
	U.S. Pension Plans *			Non-U.S. Pension Plans
(in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$437	$13,819	$	$	$	$
Corporate debt securities		55,660	2,767
U.S. Government debt securities		34,689	7,981
State and municipal debt securities		13,309
Corporate common stock	271,572
Registered investment company funds (a)	26,434			26,557
Common trust funds (b)		14,080			4,269
General insurance account (c)						19,728
Balance at December 31, 2009	$298,443	$131,557	$10,748	$26,557	$4,269	$19,728

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

* The tables presenting the fair value of plan assets do not include a liability related to the U.S. pension plans’ participation in a securities lending program.  The securities lending program authorizes the pension plan trustee to lend securities, which are assets of the pension plans, to approved borrowers.  The trustee requires that borrowers, pursuant to a securities lending agreement, deliver collateral to secure each loan.  Cash collateral received is invested in collateral funds comprised primarily of high quality, short-term investments.  As of December 31, 2010 and December 31, 2009, the value of the loans outstanding exceeded the value of the invested collateral by $5.6 million and $6.7 million, respectively.

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 follows:

	U.S. Govt.	Corporate	General
	Debt	Debt	Insurance
(in thousands)	Securities	Securities	Account
Fair value of plan assets at December 31, 2008	$11,459	$3,418	$18,164
Actual return on plan assets	242	91	1,019
Purchases, sales and settlements, net	5,801	983	(126)
Transfers into (out of) Level 3 *	(9,521)	(1,725)
Foreign currency exchange rate changes			671
Fair value of plan assets at December 31, 2009	$7,981	$2,767	$19,728
Actual return on plan assets	31	28	1,033
Purchases, sales and settlements, net		(32)	(1,097)
Transfers into (out of) Level 3 *	(6,975)	(2,165)
Foreign currency exchange rate changes			(1,430)
Fair value of plan assets at December 31, 2010	$1,037	$598	$18,234

* Transfers into and out of Level 3 are due to availability of observable market data for the same or similar securities.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	U.S. Pension Plans	Non-U.S. Pension Plans
2011	$28,518	$2,314
2012	46,920	1,450
2013	35,785	4,005
2014	39,260	4,501
2015	36,693	3,650
Years 2016-2020	194,805	22,853

As of January 1, 2011, we have assumed that the expected long-term annual rate of return on plan assets will be 8.25 percent, which is unchanged from our January 1, 2010 assumption.  To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, 20, and 25 years ended December 31, 2010, our pension plan assets have earned annualized rates of return of 2.0 percent, 7.3 percent, 8.5 percent, and 8.7 percent, respectively.  Using our target asset allocation for plan assets of 70 percent equity securities and 30 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, we have determined our assumptions to be reasonable.

At the end of each year, we determine the discount rate to be used to calculate the present value of our U.S. pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  For the years ended December 31, 2010 and 2009, we determined this rate to be 5.25 percent and 5.75 percent, respectively. For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

Note 10 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several defined postretirement benefit plans that cover a majority of salaried and a portion of nonunion hourly employees.  These plans provide health care benefits and, in some instances, provide life insurance benefits.  Postretirement health care plans are contributory, with retiree contributions adjusted annually.  Life insurance plans are noncontributory.

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2010, 2009, and 2008:

(in thousands)	2010	2009	2008
Service cost - benefits earned during the year	$305	$224	$221
Interest cost on accumulated postretirement benefit obligation	446	610	688
Amortization of prior service cost	(750)	(454)	(455)
Recognized actuarial net (gain) or loss	(464)	(524)	(501)
Net periodic postretirement benefit (income) cost	$(463)	$(144)	$(47)

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2010 and 2009, are as follows:

(in thousands)	2010	2009
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$9,987	$10,651
Service cost	305	224
Interest cost	446	610
Participant contributions	534	485
Plan amendments	(1,791)	(882)
Actuarial (gain) or loss	(6)	624
Benefits paid	(1,668)	(1,725)
Benefit obligation at the end of the year	$7,807	$9,987

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$	$
Employee contributions	534	485
Employer contribution	1,134	1,240
Benefits paid	(1,668)	(1,725)
Fair value of plan assets at the end of the year	$	$

Funded (unfunded) status at year end:	$(7,807)	$(9,987)

Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$	$
Accrued benefit liability, current	(677)	(826)
Accrued benefit liability, non-current	(7,130)	(9,161)
Deferred tax	(4,311)	(3,971)
Accumulated other comprehensive income	(7,153)	(6,909)
Net amount recognized in consolidated balance sheet	$(19,271)	$(20,867)

Accumulated other comprehensive income related to other postretirement benefit plans is as follows:

(in thousands)	2010	2009
Unrecognized net actuarial losses (gains)	$(6,183)	$(6,640)
Unrecognized net prior service costs (benefits)	(5,281)	(4,240)
Tax expense (benefit)	4,311	3,971
Accumulated other comprehensive loss (income), end of year	$(7,153)	$(6,909)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2011 are as follows:

(in thousands)
Net actuarial (gains) losses	$(443)
Net prior service costs (benefits)	(750)
Total	$(1,193)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Benefit Payments
2011	$677
2012	631
2013	598
2014	616
2015	632
Years 2016-2020	3,528

The employer contributions for the years ended December 31, 2010 and 2009, were $1.1 million and $1.2 million, respectively.  The expected contribution for 2011 is $0.7 million which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 8.5 percent for 2010 and was 7.5 percent for 2009; each year’s estimated rate was assumed to decrease gradually to 5.0 percent and remain at that level thereafter.  The annual incremental decrease was assumed to be one-half percent for both 2010 and 2009.  A one-percentage point change in assumed health care trends would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components for 2010	$2	$(2)
Effect on postretirement benefit obligation at December 31, 2010	$20	$(19)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2010 and 2009 were 5.25 percent and 5.75 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost was 5.75 percent, 6.00 percent, and 6.25 percent for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 11 — STOCK INCENTIVE PLANS

The Company’s 2001 and 2007 (adopted in 2006) Stock Incentive Plans provide for the issuance of an aggregate of up to 11,000,000 shares of common stock to certain employees.  Each plan expires 10 years after its inception, at which point no further stock options or performance units (commonly referred to as stock awards) may be granted.  As of December 31, 2010, 2009, and 2008, respectively, 4,541,522, 5,674,004, and 5,915,585 shares were available for future grants under these plans.  Shares forfeited by an employee become available for future grants.

Stock Options

Stock options have not been granted since 2003 and all stock options outstanding at December 31, 2010 are fully vested.  Stock options were granted at prices equal to fair market value on the date of the grant and are exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Stock options for directors vested immediately, while options for Company employees generally vested over three years (one-third per year).  Details of the exercisable stock options are presented in the table below:

	Aggregate		Per Share	Weighted-Average
	Intrinsic	Number of	Option Price	Exercise Price
(dollars in thousands, except per share amounts)	Value	Options	Range	Per Share
Exercisable at December 31, 2007	$13,238	1,684,082	$ 15.86 - $26.95	$19.52

Exercised in 2008	$2,385	(287,346)	$ 15.88 - $18.81	$18.45
Forfeited in 2008	$46	(7,398)	$ 18.81	$18.81
Exercisable at December 31, 2008	$5,467	1,389,338	$ 15.86 - $26.95	$19.75

Exercised in 2009	$4,906	(563,156)	$ 15.86 - $17.44	$17.40
Exercisable at December 31, 2009	$6,860	826,182	$ 16.78 - $26.95	$21.35

Exercised in 2010	$5,988	(575,236)	$ 16.78 - $24.82	$19.87
Exercisable at December 31, 2010	$1,991	250,946	$ 22.04 - $26.95	$24.72

The following table summarizes information about outstanding and exercisable stock options at December 31, 2010.

	Options Outstanding and Exercisable
		Weighted-Average
Range of	Stock Options	Remaining	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price
$22.04 - $26.95	250,946	1.6 years	$24.72

Stock Awards

Distribution of stock awards is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the stock award grant.  Stock awards for directors vest immediately.  All other stock awards granted under the plans are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  Approximately 18 percent of the stock awards granted in 2010 and 50 percent of stock awards granted in 2009 are also subject to the degree to which specified total shareholder return conditions are satisfied.  In addition, cash payments are made during the vesting period on the outstanding stock awards granted prior to January 1, 2010, equal to the dividend on the Company’s common stock.  Cash payments equal to dividends on awards made on or after January 1, 2010, will be distributed at the same time as the shares of common stock to which they relate.  The cost of the award is based on the fair market value of the stock on the date of grant and is charged to income over the requisite service period.

Total compensation expense related to stock incentive plans was $18.4 million in 2010, $19.0 million in 2009, and $18.1 million in 2008.

As of December 31, 2010, the unrecorded compensation cost for stock awards was $43.4 million and will be recognized over the remaining vesting period for each grant which ranges between December 31, 2011 and December 31, 2015.  The remaining weighted-average life of all stock awards outstanding as of December 31, 2010 was 2.6 years.  These awards are considered equity-based awards and are therefore classified as a component of additional paid-in capital.

The following table summarizes stock awards unit activity for the three years ended December 31, 2010:

	2010	2009	2008
Outstanding units granted at the beginning of the year	3,303,137	3,342,414	3,296,583
Units Granted	1,344,084	285,470	318,441
Units Paid (in shares)	(1,277,284)	(280,858)	(182,943)
Units Canceled	(211,602)	(43,889)	(89,667)
Outstanding units granted at the end of the year	3,158,335	3,303,137	3,342,414

Aggregate intrinsic value at year end of outstanding awards, in thousands	$103,053	$97,938	$79,148

Note 12 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in thousands)	2010	2009
Commercial paper payable through 2011 at a weighted-average interest rate of 0.4%	$158,750	$90,500
Notes payable in 2012 at an interest rate of 4.9%	300,000	300,000
Industrial revenue bond payable through 2012 at an interest rate of 1.9%	8,000	8,000
Notes payable in 2014, at an interest rate of 5.7% less unamortized discount of $484 and $620, respectively	399,516	399,380
Notes payable in 2019, at an interest rate of 6.8% less unamortized discount of $1,061 and $1,184, respectively	398,939	398,816
Debt of subsidiary companies payable through 2014 at interest rates of 3.7% to 11.3%	20,469	53,334
Obligations under capital leases	792	11

Total debt	1,286,466	1,250,041
Less current portion	2,941	22,527
Total long-term debt	$1,283,525	$1,227,514

The commercial paper has been classified as long-term debt, to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2010, was 0.4 percent.  The maximum outstanding during 2010 was $440.0 million, and the average outstanding during 2010 was $275.5 million.  The weighted-average interest rate during 2010 was 0.4 percent.

As of December 31, 2010, the Company had available from its banks a $625.0 million revolving credit facility.  This credit facility is used principally as back-up for our commercial paper program and expires on April 28, 2013.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of our international subsidiaries.

On July 27, 2009, we issued $400.0 million of bonds due in 2014 with a fixed interest rate of 5.7 percent and $400.0 million of bonds due in 2019 with a fixed interest rate of 6.8 percent.  The proceeds of these bonds were used as partial funding of the acquisition of the Alcan Packaging Food Americas business.

The industrial revenue bond has a variable interest rate which is determined weekly by a “Remarketing Agent” based on similar debt then available.  The interest rate at December 31, 2010, was 1.9 percent and the weighted-average interest rate during 2009 was 1.8 percent.

Long-term debt maturing in years 2011 through 2015 is $2.9 million, $320.8 million, $164.1 million, $399.7 million, and $0.0 million, respectively.  The Company is in compliance with all debt covenants.

Note 13 — LEASES

The Company has operating leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that expire at various times over the next 32 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $13.9 million in 2010, $10.6 million in 2009, and $11.5 million in 2008.  Capital leases are insignificant.

Minimum future obligations on leases in effect at December 31, 2010, were:

Operating
(in thousands)	Leases
2011	$8,858
2012	6,982
2013	5,692
2014	4,163
2015	3,513
Thereafter	10,907
Total minimum obligations	$40,115

Note 14 — INCOME TAXES

(in thousands)	2010	2009	2008
U.S. income before income taxes	$221,576	$148,447	$180,719
Non-U.S. income before income taxes	105,708	91,863	87,806
Income before income taxes	$327,284	$240,310	$268,525

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$70,894	$51,921	$42,963
Foreign	28,689	26,019	28,579
State and local	9,925	4,904	9,092
Total current tax expense	109,508	82,844	80,634
Deferred tax expense:
U.S. federal	2,017	(22)	17,171
Foreign	5,734	4,232	(803)
State and local	341	746	(702)
Total deferred tax expense	8,092	4,956	15,666
Total income tax expense	$117,600	$87,800	$96,300

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(in thousands)	2010	2009
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$7,458	$6,978
Inventories, principally due to additional costs inventoried for tax purposes	17,949	14,417
Employee compensation and benefits accrued for financial reporting purposes	99,487	88,227
Foreign net operating losses	18,910	16,614
Other	3,706	4,024
Total deferred tax assets	147,510	130,260
Less valuation allowance	(23,032)	(13,474)
Total deferred tax assets, after valuation allowance	$124,478	$116,786

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$137,560	$134,192
Goodwill and intangible assets, principally due to differences in amortization	86,313	66,581
Other	60	5,531
Total deferred tax liabilities	223,933	206,304

Deferred tax liabilities, net	$99,455	$89,518

The net deferred tax liabilities are reflected in the balance sheet as follows:

(in thousands)	2010	2009
Deferred tax assets (included in prepaid expense)	$58,834	$45,158
Deferred tax liabilities	158,289	134,676
Net deferred tax liabilities	$99,455	$89,518

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2010		2009		2008
		% of		% of		% of
		Income		Income		Income
(dollars in thousands)	Amount	Before Tax	Amount	Before Tax	Amount	Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$114,549	35.0%	$84,109	35.0%	$93,984	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	6,673	2.0	3,672	1.5	5,454	2.0
Foreign tax rate differential	(3,383)	(1.0)	(2,181)	(0.9)	(3,635)	(1.3)
Manufacturing tax benefits	(5,775)	(1.8)	(3,710)	(1.5)	(2,345)	(0.9)
Other	5,536	1.7	5,910	2.4	2,842	1.1
Actual income tax expense	$117,600	35.9%	$87,800	36.5%	$96,300	35.9%

As of December 31, 2010, the Company had foreign net operating loss carryovers of approximately $54.4 million that are available to offset future taxable income.  Approximately $23.3 million of the carryover expires over the period 2014-2023.  The balance has no expiration.  FASB authoritative guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company has, and continues to generate, both net operating losses and deferred tax assets in certain jurisdictions for which a valuation allowance is required.  The Company’s management determined that a valuation allowance of $23.0 million against deferred tax assets primarily associated with the foreign net operating loss carryover was necessary at December 31, 2010.  This valuation allowance includes $4.8 million at December 31, 2010 associated with assets acquired in the acquisition of the Food Americas operations of Alcan Packaging.

Provision has not been made for U.S. or additional foreign taxes on $263.4 million of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

The Company had total unrecognized tax benefits of $24.0 million and $11.6 million for the years ended December 31, 2010 and 2009 respectively. The approximate amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods was $16.8 million and $7.7 million for the years ended December 31, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2010	2009
Balance at beginning of year	$11.6	$11.9
Additions based on tax positions related to the current year	1.3	1.0
Additions for tax positions of prior years	13.0	5.5
Reductions for tax positions of prior years	(0.7)	(0.5)
Reductions due to a lapse of the statute of limitations	(0.8)	(0.8)
Settlements	(0.4)	(5.5)

Balance at end of year	$24.0	$11.6

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had approximately $7.8 million and $1.0 million accrued for interest and penalties, net of tax benefits, at December 31, 2010 and 2009, respectively.

As a result of the acquisition of the Food Americas operations of Alcan Packaging, the Company recorded $7.7 million of unrecognized tax benefits and $6.7 million of interest and penalties as of December 31, 2010 related to pre-acquisition tax positions of prior years.  A corresponding asset related to the indemnity provisions has also been recorded for these amounts.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $0.0 to $3.0 million as a result of the resolution of positions taken on previously filed returns.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company’s U.S. federal income tax returns are currently being audited for tax years 2008 and 2009. The U.S. federal income tax returns prior to 2008 have been audited and completely settled.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2005 in the significant jurisdictions in which it operates.

Note 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of total other comprehensive income (loss) are as follows:

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
Comprehensive income (loss) attributable to Bemis Company, Inc.	$51,194	$58,977	$223,771	$331,679
Comprehensive income (loss) attributable to Noncontrolling interests	1,981	(815)	7,730	11,939
Total comprehensive income (loss)	$53,175	$58,162	$231,501	$343,618

The components of accumulated other comprehensive income (loss) are as follows as of December 31:

(in thousands)	2010	2009	2008
Foreign currency translation	$243,344	$220,297	$61,666
Pension liability adjustment, net of deferred tax effect of $92,154, $90,009 and $105,157	(152,885)	(149,025)	(175,378)
Unrecognized gain on derivative, net of deferred tax effect of $421, $758 and $1,095	658	1,185	1,711
Accumulated other comprehensive income (loss)	$91,117	$72,457	$(112,001)

Note 16 — NONCONTROLLING INTERESTS

On March 15, 2010, the Company acquired an additional 38.6 percent of the outstanding equity in American Plast S.A. for a total consideration of $13.6 million.  On January 4, 2010, the Company acquired the remaining 10 percent noncontrolling interest in Insit Embalagens Ltda. for $2.3 million.  In accordance with current accounting guidance, the differences between the total consideration amounts paid and the noncontrolling interest adjustments were recorded as adjustments to capital in excess of par value. The following table summarizes the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

(in thousands)	2010
Net income attributable to Bemis Company, Inc.	$205,111
Transfers to noncontrolling interests:
Decrease in Bemis Company, Inc.’s capital in excess of par value due to purchase of American Plast S.A. common shares	(6,016)
Decrease in Bemis Company, Inc.’s capital in excess of par value due to purchase of Insit Embalagens Ltda. common shares	(1,991)
Net transfers to noncontrolling interests	(8,007)
Change from net income attributable to Bemis Company, Inc. and transfers to noncontrolling interests	$197,104

Note 17 — EARNINGS PER SHARE COMPUTATIONS

On January 1, 2009, the Company adopted the authoritative accounting guidance issued by the FASB which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. Participating securities under this guidance include a portion of our unvested employee stock awards, which receive nonforfeitable cash payments equal to the dividend on the Company’s common stock.  The calculation of earnings per share for common stock shown below excludes the income attributable to the participating securities from the numerator and excludes the dilutive impact of those awards from the denominator.

(in thousands, except per share amounts)	2010	2009	2008
Numerator
Net income attributable to Bemis Company, Inc.	$205,111	$147,221	$166,214
Income allocated to participating securities	(3,691)	(4,583)	(5,399)
Net income available to common shareholders (1)	$201,420	$142,638	$160,815

Denominator
Weighted-average common shares outstanding — basic	108,662	103,447	99,777
Dilutive shares	88	154	277
Weighted-average common and common equivalent shares outstanding — diluted	108,750	103,601	100,054

Earnings per share
Basic	$1.85	$1.38	$1.61
Diluted	$1.85	$1.38	$1.61

(1) Basic weighted-average common shares outstanding	108,662	103,447	99,777
Basic weighted-average common shares outstanding and unvested employee stock awards	110,653	106,771	103,127
Percentage allocated to common shareholders	98.2%	96.9%	96.8%

Certain stock options and stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.  Such stock options and stock awards represented an aggregate of 1,244,773, -0-, and 410,720 shares at December 31, 2010, 2009, and 2008, respectively.

Note 18 — COMMITMENTS AND CONTINGENCIES

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

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $65.8 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2010 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 cancelled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City of São Paulo.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $9.9 million for Itap Bemis and $32.0 million for Dixie Toga, translated to U.S. dollars at the December 31, 2010 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $47.4 million for Itap Bemis and $137.2 million for Dixie Toga for interest, monetary adjustments and costs.

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

The City has also asserted the applicability of the city services tax for the subsequent years 2004-2009.  The assessments issued by the City for these years have been received and are being challenged by the Company at the administrative level.  The assessments for tax, penalties, and interest are estimated to be approximately $32.6 million, translated to U.S. dollars at the December 31, 2010 exchange rate.

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

Brazil Investigation

On September 18, 2007, the Secretariat of Economic Law (SDE), a governmental agency in Brazil, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the preliminary nature of the proceedings, the Company is unable at the present time to predict the outcome of this matter.

Other

The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial position, or liquidity of the Company.

Note 19 — SEGMENTS OF BUSINESS

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

A summary of the Company’s business activities reported by its two business segments follows:

BUSINESS SEGMENTS (in millions)	2010	2009	2008
Net Sales:
Flexible Packaging	$4,273.7	$2,986.2	$3,154.4
Pressure Sensitive Materials	567.1	537.4	632.2
Intersegment Sales:
Flexible Packaging	(1.3)	(2.8)	(1.2)
Pressure Sensitive Materials	(4.5)	(6.2)	(6.0)
Net Sales to Unaffiliated Customers	$4,835.0	$3,514.6	$3,779.4

Operating Profit and Pretax Profit:
Flexible Packaging	$474.9	$385.3	$315.9
Pressure Sensitive Materials	33.0	13.6	34.3
Total operating profit (1)	507.9	398.9	350.2
General corporate expenses	(107.1)	(116.5)	(42.3)
Interest expense	(73.5)	(42.1)	(39.4)
Income before income taxes	$327.3	$240.3	$268.5

Total Assets:
Flexible Packaging	$3,792.5	$2,483.3	$2,343.8
Pressure Sensitive Materials	305.6	303.0	339.0
Total identifiable assets (2)	4,098.1	2,786.3	2,682.8
Corporate assets (3)	187.7	1,142.4	139.5
Total	$4,285.8	$3,928.7	$2,822.3

Depreciation and Amortization:
Flexible Packaging	$191.5	$143.1	$147.2
Pressure Sensitive Materials	13.2	13.6	13.7
Corporate	5.0	2.6	1.1
Total	$209.7	$159.3	$162.0

Expenditures for Property and Equipment:
Flexible Packaging	$90.4	$66.7	$86.3
Pressure Sensitive Materials	7.8	7.6	11.9
Corporate	15.0	14.9	22.3
Total	$113.2	$89.2	$120.5

OPERATIONS BY GEOGRAPHIC AREA (in millions)	2010	2009	2008
Net Sales to Unaffiliated Customers: (4)
North America	$3,246.3	$2,281.9	$2,441.7
Latin America	1,006.0	655.2	650.4
Europe	526.4	545.9	656.5
Asia Pacific	56.3	31.6	30.8
Total	$4,835.0	$3,514.6	$3,779.4

Long-Lived Assets: (5)
North America	$1,047.5	$734.6	$772.6
Latin America	386.3	279.5	223.2
Europe	140.0	156.0	150.9
Asia Pacific	15.8	8.5	9.0
Total	$1,589.6	$1,178.6	$1,155.7

(1)                                  Operating profit is defined as profit from continuing operations before general corporate expense, interest expense, income taxes, and noncontrolling interests.

(2)                                  Total assets by business segment include only those assets that are specifically identified with each segment’s operations.

(3)                                  Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property.

(4)           Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

(5)           Long-lived assets include net property and equipment, long-term receivables, and deferred charges.

Note 20 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2010
Net sales	$1,021.7	$1,270.2	$1,294.3	$1,248.8	$4,835.0
Gross profit	185.8	230.3	242.3	231.1	889.5
Net income	30.8	59.6	61.4	53.3	205.1
Basic earnings per common share	0.28	0.54	0.55	0.48	1.85
Diluted earnings per common share	0.28	0.54	0.55	0.48	1.85

2009
Net sales	$843.4	$866.4	$898.9	$905.9	$3,514.6
Gross profit	164.0	178.4	180.1	177.7	700.2
Net income	36.7	48.5	35.8	26.2	147.2
Basic earnings per common share	0.36	0.47	0.33	0.23	1.38
Diluted earnings per common share	0.36	0.47	0.33	0.23	1.38

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(b)  Management’s Report on Internal Control Over Financial Reporting

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2010.  In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the 2010 acquisition of the Alcan Food Americas business, which represents approximately 23 percent of net sales for the year ended December 31, 2010 and 34 percent of total assets as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page 20 of this Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART  III — ITEMS 10, 11, 12, 13, and 14

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held

William F.	Austen (52) Vice President — Operations	2004 to present
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to 2004

Jeffrey H.	Curler (60) Director	1992 to present
	Executive Chairman and Chairman of the Board	2008 to present
	Chief Executive Officer and Chairman of the Board	2007 to 2008
	President, Chief Executive Officer and Chairman of the Board	2005 to 2007
	President and Chief Executive Officer	2000 to 2005
	President and Chief Operating Officer	1998 to 2000
	President	1996 to 1998
	Executive Vice President	1991 to 1996
	Various R&D and management positions within the Company	1973 to 1991

Sheri H.	Edison (54) Vice President, General Counsel, and Secretary	2010 to present
	Senior Vice President and Chief Administrative Officer, Hill-Rom, Inc.	2007 to 2010
	Vice President, General Counsel, and Secretary, Hill-Rom, Inc.	2003 to 2007

Timothy S.	Fliss (48) Vice President — Human Resources	2010 to present
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

Robert F.	Hawthorne (61) Vice President — Operations	2007 to present
	Vice President — Operations (Paper Packaging Division and Bemis Clysar, Inc. (1))	2005 to 2007
	President — Curwood, Inc. (1)	2003 to 2005
	Various sales, marketing, and management positions within the Company	1985 to 2003

Stanley A.	Jaffy (62) Vice President and Controller	2002 to present
	Vice President — Tax and Assistant Controller	1998 to 2002
	Various finance management positions within the Company	1987 to 1998

Melanie	E.R. Miller (47) Vice President, Investor Relations and Treasurer	2005 to present
	Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
	Various finance management positions within the Company	2000 to 2002

Name (Age)	Positions Held	Period The Position Was Held

James W.	Ransom (51) Vice President — Operations	2007 to present
	President — Curwood, Inc. (1)	2005 to 2010
	President — Banner Packaging, Inc. (1)	2002 to 2005

Eugene H.	Seashore, Jr. (61) Senior Vice President	2010 to present
	Vice President — Human Resources	2000 to 2010
	Various human resource and management positions within the Company	1980 to 2000

Henry J.	Theisen (57) Director	2006 to present
	President and Chief Executive Officer	2008 to present
	President and Chief Operating Officer	2007 to 2008
	Executive Vice President and Chief Operating Officer	2003 to 2007
	Vice President — Operations	2002 to 2003
	Various R&D, marketing, and management positions within the Company	1976 to 2002

Scott B.	Ullem (44) Vice President and Chief Financial Officer	2010 to present
	Vice President, Finance	2008 to 2010
	Managing Director, Banc of America Securities LLC	2005 to 2008
	Various investment banking positions leading to Managing Director, Goldman, Sachs & Co.	1989 to 1992 & 1994 to 2005

Gene C.	Wulf (60) Director	2006 to present
	Executive Vice President	2010 to present
	Senior Vice President and Chief Financial Officer	2005 to 2010
	Vice President, Chief Financial Officer and Treasurer	2002 to 2005
	Vice President and Controller	1998 to 2002
	Vice President and Assistant Controller	1997 to 1998
	Various financial and management positions within the Company	1975 to 1997

(1)            Identified operation is a 100 percent owned subsidiary or division of the Company.

The Company’s annual CEO certification to the NYSE for the previous year was submitted to the NYSE on May 27, 2010.  The Company’s CEO and CFO executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 which are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  No qualifications were taken with respect to any of the certifications.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity compensation plans as of December 31, 2010, were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,409,281	(1)	$24.72	(2)	4,541,522	(3)
Equity compensation plans not approved by security holders	-0-		N/A		-0-
Total	3,409,281	(1)	$24.72	(2)	4,541,522	(3)

(1)   Includes outstanding options and restricted stock units.

(2)   Represents weighted-average exercise price of outstanding options only.  Restricted stock units do not have an exercise price.

(3)   May be issued as options or restricted stock units.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010, and such information is expressly incorporated herein by reference.

PART IV — ITEM 15

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of Item 8 of this Annual Report on Form 10-K:

Pages in
Form 10-K
(1) Financial Statements
Management’s Responsibility Statement	19
Report of Independent Registered Public Accounting Firm	20
Consolidated Statement of Income for each of the Three Years Ended December 31, 2010	21
Consolidated Balance Sheet at December 31, 2010 and 2009	22
Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 2010	23
Consolidated Statement of Equity for each of the Three Years Ended December 31, 2010	24
Notes to Consolidated Financial Statements	25-43

(2) Financial Statement Schedule for Years 2010, 2009, and 2008
Schedule II - Valuation and Qualifying Accounts and Reserves	50
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for each of the Three Years Ended December 31, 2010	50

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

BEMIS COMPANY, INC.

By	/s/ Scott B. Ullem	By	/s/ Stanley A. Jaffy
	Scott B. Ullem, Vice President and Chief Financial Officer		Stanley A. Jaffy, Vice President and Controller
	Date March 1, 2011		Date March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ Scott B. Ullem, Vice President		/s/ Stanley A. Jaffy
	Scott B. Ullem, Vice President and Chief Financial Officer		Stanley A. Jaffy, Vice President and Controller (principal accounting officer)
	Date March 1, 2011		Date March 1, 2011

	/s/ Jeffrey H. Curler		/s/ William J. Bolton
	Jeffrey H. Curler, Chairman of the Board and Executive Chairman		William J. Bolton, Director
Date March 1, 2011
Date March 1, 2011

	/s/ David S. Haffner		/s/ Barbara L. Johnson
	David S. Haffner, Director		Barbara L. Johnson, Director
	Date March 1, 2011		Date March 1, 2011

	/s/ Timothy M. Manganello		/s/ Roger D. O’Shaughnessy
	Timothy M. Manganello, Director		Roger D. O’Shaughnessy, Director
	Date March 1, 2011		Date March 1, 2011

	/s/ Paul S. Peercy		/s/ Edward N. Perry
	Paul S. Peercy, Director		Edward N. Perry, Director
	Date March 1, 2011		Date March 1, 2011

	/s/ William J. Scholle		/s/ Henry J. Theisen
	William J. Scholle, Director		Henry J. Theisen, Director, President, and Chief Executive Officer
	Date March 1, 2011		Date March 1, 2011

	/s/ Holly Van Deursen		/s/ Philip G. Weaver
	Holly Van Deursen, Director		Philip G. Weaver, Director
	Date March 1, 2011		Date March 1, 2011

	/s/ Gene C. Wulf,		/s/ Jeffrey H. Curler
	Gene C. Wulf, Director and Executive Vice President		Jeffrey H. Curler, Director
	Date March 1, 2011		Date March 1, 2011

Exhibit Index

Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have filed certain agreements as exhibits to this Annual Report on Form 10-K.  These agreements may contain representations and warranties by the parties thereto.  These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors.  Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Exhibit	Description	Form of Filing
2(a)

Asset Purchase Agreement between Exopack Holding Corp. and Bemis Company, Inc., dated June 11, 2010, portions have been omitted pursuant to the request for confidential treatment filed with the Securities and Exchange Commission concurrent with the original filing (excluding certain schedules and exhibits referred to in the agreement which the Registrant agrees to furnish supplementally to the SEC upon request). (1)

Incorporated by Reference
2(b)

Sale and Purchase Agreement between Bemis Company, Inc. as buyer and Alcan Holdings Switzerland AG, Alcan Corporation, and certain Rio Tinto Alcan Group Companies as sellers, dated as of July 5, 2009 and amended and restated as of February 26, 2010, portions have been omitted pursuant to the request for confidential treatment filed with the SEC concurrent with the original filing (excluding certain schedules and exhibits referred to in the agreement, as amended, which the Registrant agrees to furnish supplementally to the SEC upon request). (2)

Incorporated by Reference
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (3)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended February 4, 2011. (4)	Incorporated by Reference
4(a)

Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. Copies of constituent instruments defining rights of holders of long-term debt of the Company and subsidiaries, other than the Indenture specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument. (5)

Incorporated by Reference
10(a)	Bemis Retirement Plan, Amended and Restated as of January 1, 2010.*	Filed Electronically
10(b)

Commitment Letter among the Registrant, JPMorgan Chase Bank, N.A. (“JPMorgan”), Wells Fargo Bank, National Association (“Wells Fargo”), Bank of America, N.A. (“Bank of America”) and BNP Paribas dated July 5, 2009. (As reported by the Registrant on a current Report on Form 8-K, filed with the SEC on July 31, 2009, this agreement was terminated. It is being filed herewith in accordance with the requirements of Regulation S-K, Item 601(b)(10)). (6)

Incorporated by Reference
10(c)

Credit Facility Amendment No. 1 to Amended and Restated Long-Term Credit Agreement among the Registrant, JPMorgan, Wells Fargo, Bank of America, BNP Paribas and certain subsidiaries of the Registrant, dated July 5, 2009. (6)

Incorporated by Reference
10(d)

Share Purchase Agreement between the Company and Pechiney Plastic Packaging, Inc., dated July 5, 2009. (As reported by the Registrant on a current Report on Form 8-K, filed with the SEC on July 31, 2009, this agreement was terminated. It is being filed herewith in accordance with the requirements of Regulation S-K, Item 601(b)(10)). (6)

Incorporated by Reference
10(e)	Bemis Deferred Compensation Plan, as amended Effective January 1, 2009.* (7)	Incorporated by Reference
10(f)	Bemis Company, Inc. 2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008.* (7)	Incorporated by Reference
10(g)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of January 1, 2008.* (7)	Incorporated by Reference
10(h)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2008.* (7)	Incorporated by Reference
10(i)	Bemis Company, Inc. 2007 Stock Incentive Plan, Amended and Restated as of January 1, 2008.* (7)	Incorporated by Reference
10(j)	Bemis Supplemental BIPSP, as Established Effective January 1, 2006.* (7)	Incorporated by Reference
10(k)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (8)	Incorporated by Reference
10(l)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (8)	Incorporated by Reference
10(m)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (9)	Incorporated by Reference
10(n)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (10)	Incorporated by Reference
10(o)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (11)	Incorporated by Reference
10(p)	Credit Agreement dated as of August 14, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, NA, as Administrative Agent. (12)	Incorporated by Reference
10(q)	Bemis Investment Incentive Plan, Amended and Restated Effective as of January 1, 2010.*	Filed Electronically

Exhibit	Description	Form of Filing
10(r)	Amended and Restated Long-Term Credit Agreement dated as of April 29, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. (13)	Incorporated by Reference
10(s)	Amended and Restated 364-Day Credit Agreement dated as of April 29, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. (13)	Incorporated by Reference
10(t)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers Effective January 1, 2009. (14)	Incorporated by Reference
14	Financial Code of Ethics. (15)	Incorporated by Reference
21	Subsidiaries of the Registrant.	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101

The following materials from Bemis Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statements of Income for the year ended December 31, 2010, 2009, and 2008; (ii) Consolidated Balance Sheets at December 31, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2010, 2009, and 2008; (iv) Consolidated Statements of Equity for the year ended December 31, 2010, 2009, and 2008; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

Filed Electronically

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed July 19, 2010 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed March 1, 2010 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Form 8-K filed February 10, 2011 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(11)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 21, 2005 (File No. 1-5277).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-5277).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-5277).
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-5277).
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at	Additions			Foreign			Balance
Year Ended	Beginning	Charged to			Currency			at Close
December 31,	of Year	Profit & Loss	Write-offs		Impact	Other		of Year

RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS, AND ALLOWANCES
2010	$21,078	$26,346	$(22,157	)(1)	$(23)	$2,299	(4)	$27,543
2009	$16,262	$18,674	$(15,321	)(2)	$1,383	$80	(5)	$21,078
2008	$19,311	$17,073	$(15,317	)(3)	$(1,534)	$(3,271	)(6)	$16,262

RESERVES FOR INVENTORY
2010	$21,729	$15,438	$(2,896)		$(71)			$34,200
2009	$18,916	$3,812	$(1,611)		$612			$21,729
2008	$19,718	$4,858	$(4,681)		$(979)			$18,916

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2010	$13,474	$5,088			$(177)	$4,647	(4)	$23,032
2009	$9,242	$3,838			$394			$13,474
2008	$7,059	$3,362			$(1,179)			$9,242

(1) Net of $1,029 collections on accounts previously written off.

(2) Net of $310 collections on accounts previously written off.

(3) Net of $220 collections on accounts previously written off.

(4) Reserve accruals and valuation allowance related to acquisition of the Food Americas operations of Alcan Packaging.

(5) Customer receivable accrual related to a South American rigid packaging acquisition.

(6) Customer rebates accrual reclassified to accounts payable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Bemis Company, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2011 appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 1, 2011