Form 10-Q
period 2011-03-31
BEMIS CO INC
filed 2011-05-10
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2011, the registrant had 105,334,252 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the three months ended March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2011

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Three-month review of results	Three months ended March 31,
(dollars in millions)	2011		2010
Net sales	$1,324.4	100.0%	$1,021.7	100.0%
Cost of products sold	1,094.5	82.6	835.9	81.8
Gross profit	229.9	17.4	185.8	18.2
Selling, general, and administrative expenses	126.2	9.5	107.0	10.5
Research and development	7.6	0.6	5.6	0.6
Other operating (income) expense, net	(7.1)	(0.5)	8.4	0.7
Operating income	103.2	7.8	64.8	6.4
Interest expense	18.3	1.4	18.1	1.8
Other non-operating (income) expense, net	1.8	0.1	(3.0)	(0.3)
Income from continuing operations before income taxes	83.1	6.3	49.7	4.9
Provision for income taxes	30.3	2.3	17.9	1.8
Income from continuing operations	52.8	4.0	31.8	3.1
Income from discontinued operations, net of tax	0.0	0.0	0.7	0.1
Net income	52.8	4.0	32.5	3.2
Less: net income attributable to noncontrolling interests	1.6	0.1	1.7	0.2
Net income attributable to Bemis Company, Inc.	$51.2	3.9%	$30.8	3.0%
Effective income tax rate		36.5%		36.0%

Overview

Bemis Company, Inc. (the Company) is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Approximately 65 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounted for approximately 89 percent of our net sales in the first quarter of 2011.  The remaining 11 percent of net sales is from our pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets such as advertising, housing, and automotive.

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding our offering of value-added, proprietary products.  We also manufacture products that are less unique but for which our technical know-how and economies of scale offer us a competitive advantage.

The primary raw materials for our business segments are polymer resins, films and adhesives, the costs of which have been impacted in recent months by higher energy prices and supply shortages.  During the first quarter of 2011, many of our suppliers announced dramatic price increases for our raw materials.  The time lag between raw material cost increases and the subsequent adjustment of our selling prices in accordance with formulas included in our customer agreements is expected to have a negative effect on flexible packaging operating profit for the first half of 2011 compared to the first half of 2010.

Results of Operations — First Quarter 2011

Consolidated Overview

(in millions, except per share amounts)	2011	2010
Net sales	$1,324.4	$1,021.7
Net income attributable to Bemis Company, Inc.	51.2	30.8
Diluted earnings per share
from continuing operations	0.47	0.27
from discontinued operations		0.01
Bemis Company, Inc.	0.47	0.28

Net sales for the first quarter ended March 31, 2011, were $1.32 billion compared to $1.02 billion in the first quarter of 2010, an increase of 29.6 percent.  We estimate that acquisitions increased net sales by approximately 19 percent during the quarter, while currency benefits increased net sales by 2 percent.  The remaining increase in net sales reflects higher selling prices and a modest increase in unit sales volume.

Diluted earnings per share for the first quarter of 2011 were $0.47 compared to diluted earnings from continuing operations of $0.27 per share reported in the same quarter of 2010.  Performance for the first quarter of 2011 was negatively impacted by increases in the cost of specialty resin raw materials which began in the fourth quarter of 2010 and are expected to continue through the second quarter of 2011.  Results for the first quarter of 2010 included an $0.08 charge for acquisition related legal, accounting and other professional fees and a $0.07 charge associated with purchase accounting adjustments for inventory and order backlog.  In addition, the pre-closing impact of the July 2009 financing of the Food Americas acquisition reduced diluted earnings by $0.06 per share during the first quarter of 2010.  Results from discontinued operations were $0.01 per share for the first quarter of 2010.  These discontinued operations were acquired on March 1, 2010 as part of the Food Americas acquisition and disposed of on July 13, 2010.

Flexible Packaging Business Segment

(dollars in millions)	2011	2010
Net sales	$1,179.4	$881.4
Operating profit (See Note 15 to the Consolidated Financial Statements)	116.3	93.9
Operating profit as a percentage of net sales	9.9%	10.7%

Net sales for our flexible packaging business segment increased 33.8 percent in the first quarter of 2011.  The acquisition of the Food Americas business on March 1, 2010 resulted in an increase in net sales of approximately 22 percent and currency effects increased net sales by 2.5 percent during the current quarter.  The remaining growth in net sales reflects higher selling prices coupled with increased unit sales volume and improved sales mix.  Selling prices have increased to reflect higher raw material costs.

Operating profit as a percentage of net sales in the first quarter of 2011 reflects the negative effect of dramatic raw material cost increases that began in the fourth quarter of 2010.  The effect of currency translation increased operating profit in the first quarter of 2011 by $2.0 million compared to the first quarter of 2010.  Operating profit for the first quarter of 2010 included a charge of $12.0 million related to purchase accounting charges for inventory and order backlog.

Pressure Sensitive Materials Business Segment

(dollars in millions)	2011	2010
Net sales	$145.0	$140.3
Operating profit (See Note 15 to the Consolidated Financial Statements)	9.9	6.6
Operating profit as a percentage of net sales	6.8%	4.7%

First quarter 2011 net sales for the pressure sensitive materials business segment increased 3.3 percent from the first quarter of 2010.  Currency fluctuations had little effect on sales compared to the first quarter of 2010.  The impact of lower unit volumes of label products was more than offset by higher selling prices across all product lines during the first quarter of 2011.

Operating profit as a percent of net sales increased in the first quarter reflecting higher selling prices in line with raw material cost increases, in addition to prudent cost management.

Consolidated Gross Profit

(dollars in millions)	2011	2010
Gross profit	$229.9	$185.8
Gross profit as a percentage of net sales	17.4%	18.2%

Gross profit as a percentage of net sales decreased from the same period of 2010 primarily reflecting the negative impact of the increasing raw material cost environment in 2011.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2011	2010
Selling, general and administrative expenses (SG&A)	$126.2	$107.0
SG&A as a percentage of net sales	9.5%	10.5%

Selling, general and administrative expenses were higher for the first quarter of 2011 compared to the same quarter of 2010 which principally reflects the impact of the Food Americas acquisition on March 1, 2010.

Other Consolidated Statement of Income Items

(dollars in millions)	2011	2010
Research and development (R&D)	$7.6	$5.6
R&D as a percentage of net sales	0.6%	0.5%

Interest expense	$18.3	$18.1
Effective interest rate	5.4%	5.2%

Other operating (income) expense, net	$(7.1)	$8.4
Other non-operating (income) expense, net	$1.7	$(3.0)

Income taxes	$30.3	$17.9
Effective tax rate	36.5%	36.0%

Other Operating (Income) Expense, Net

For the first quarter of 2011, other operating income, net, included $5.5 million of fiscal incentive income, an increase of $1.8 million compared to the $3.7 million for the first quarter of 2010.  Fiscal incentives are associated with net sales and manufacturing activities in certain South American operations and are included in flexible packaging segment operating profit.  Other operating income and expense for the first quarter of 2010 also included $12.7 million of professional fees associated with the acquisition of the Food Americas business.

Other Non-operating (Income) Expense, Net

Other non-operating expense, net, included net foreign exchange losses of $2.0 million in the first quarter of 2011 compared to net foreign exchange gains in the first quarter of 2010 of $2.5 million, primarily reflecting the net impact of currency fluctuations on financing arrangements for the foreign operations acquired in the 2010 Food Americas acquisition.

Income Taxes

The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash on hand plus equity) was 41 percent at March 31, 2011, compared to 39 percent at December 31, 2010.  Total debt as of March 31, 2011 was $1.4 billion, an increase of $134.2 million from the balance of $1.3 billion at December 31, 2010.  Higher raw materials costs led to increased levels of inventory and higher selling prices which increased accounts receivable in the first quarter of 2011.  The increase in debt reflects the use of cash to support these higher levels of working capital, as well as the open market purchase of 1.7 million shares of Bemis Company, Inc. common stock.  The remaining share repurchase authorization as of March 31, 2011 was 7.9 million shares.

Sources of Liquidity

Cash used by operating activities was $8.6 million for the first quarter of 2011, compared to cash provided by operating activities of $3.2 million for the first quarter of 2010.  Working capital increased by $132.5 million during the first quarter of 2011 primarily reflecting the impact of increased raw material costs.

As of March 31, 2011, we had a total of $625 million of revolving credit facilities.  These credit facilities are used principally as back-up for the Company’s commercial paper program.  As of March 31, 2011, there was $304.3 million of debt outstanding supported by these credit facilities, leaving $320.7 million of available credit.  Cash flows from operating activities are expected to provide sufficient liquidity to meet future cash obligations.

Uses of Liquidity

Capital expenditures were $27.9 million for the three months ended March 31, 2011, compared to $17.5 million for the same period of 2010.  In addition, we made a cash payment of approximately $16 million for the acquisition of the Food Americas business related to post-closing balance sheet adjustments related to the March 1, 2010 closing.  In the first quarter of 2011, we repurchased 1.7 million shares of Bemis Company, Inc. common stock in open market purchases for $54.3 million.

In February 2011, the Board of Directors approved the 28th consecutive annual increase in the quarterly cash dividend on common stock to 24.0 cents per share, a 4.3 percent increase.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based upon historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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
ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three month period ended March 31, 2011.  For additional information, refer to Note 7 to the Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 1A.  RISK FACTORS

The following factor, as well as factors described elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2010, or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company’s consolidated financial position, results of operations or cash flows.  Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Interest rates — An increase in interest rates could reduce our reported results of operations.

At March 31, 2011, our variable rate borrowings approximated $304.3 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $3.0 million on the $304.3 million of variable rate borrowings outstanding as of March 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
January 1-31, 2011	425,000	$32.54	425,000
February 1-28, 2011	508,600	$32.71	508,600
March 1-31, 2011	742,131	$32.18	742,131
Total	1,675,731	$32.43	1,675,731	7,868,069

During the first quarter, the Company repurchased 1,675,731 shares of Bemis Company, Inc. common stock in the open market at an average purchase price of $32.43 per share.  On November 4, 2010, the Board of Directors increased the authority to repurchase the Company’s common stock to a total of ten million shares.  As of March 31, 2011, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 7,868,069 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 10, 2011	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and
Chief Financial Officer

Date	May 10, 2011	/s/ Jerry S. Krempa
Jerry S. Krempa, Vice President
and Controller

Exhibit Index

Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q.  These agreements may contain representations and warranties by the parties thereto.  These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors.  Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Exhibit		Description	Form of Filing
3	(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3	(b)	By-Laws of the Registrant, as amended through February 4, 2011. (2)	Incorporated by Reference
4	(a)

Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. Copies of constituent instruments defining rights of holders of long-term debt of the Company and Subsidiaries, other than the Indenture specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities Authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument. (3)

Incorporated by Reference
10	(a)

Credit Facility Amendment No. 1 to Amended and Restated Long-Term Credit Agreement among the Registrant, JPMorgan, Wells Fargo, Bank of America, BNP Paribas and certain subsidiaries of the Registrant, dated July 5, 2009.

Filed Electronically
10	(b)

Share Purchase Agreement between the Company and Pechiney Plastic Packaging, Inc., dated July 5, 2009. (As reported by the Registrant on a current Report on Form 8-K, filed with the SEC on July 31, 2009, this agreement was terminated. It is being filed herewith in accordance with the requirements of Regulation S-K, Item 601(b)(10)).

Filed Electronically
10	(c)	Amended and Restated Long-Term Credit Agreement dated as of April 29, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent.	Filed Electronically
10	(d)	Amended and Restated 364-Day Credit Agreement dated as of April 29, 2008, among the Registrant, the various banks listed therein, and JPMorgan Chase Bank, as Administrative Agent.	Filed Electronically
19		Reports Furnished to Security Holders.	Filed Electronically
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32		Section 1350 Certification of CEO and CFO.	Filed Electronically
101

The following materials from Bemis Company, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statements of Equity for the three months ended March 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

Filed Electronically

(1)                                  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(2)                                  Incorporated by reference to the Registrant’s Form 8-K filed February 10, 2011 (File No. 1-5277).

(3)                                  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995  (Filed No. 1-5277).