Form 10-Q
period 2011-06-30
BEMIS CO INC
filed 2011-08-09
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 4, 2011, the registrant had 103,409,176 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended June 30, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Six-month review of results	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2011		2010		2011		2010
Net sales	$1,370.2	100.0%	$1,270.2	100.0%	$2,694.6	100.0%	$2,291.9	100.0%
Cost of products sold	1,132.2	82.6	1,036.2	81.6	2,226.8	82.6	1,872.1	81.7
Gross profit	238.0	17.4	234.0	18.4	467.8	17.4	419.8	18.3
Selling, general, and administrative expenses	126.7	9.2	116.4	9.2	252.9	9.4	223.4	9.7
Research and development	10.0	0.7	8.7	0.7	17.6	0.7	14.4	0.6
Other operating (income) expense, net	(4.0)	(0.2)	(3.6)	(0.3)	(11.2)	(0.4)	4.7	0.2
Operating income	105.3	7.7	112.5	8.8	208.5	7.7	177.3	7.8
Interest expense	18.1	1.3	18.5	1.5	36.4	1.4	36.7	1.6
Other non-operating (income)expense, net	(0.4)	0.0	0.9	0.0	1.4	0.0	(2.2)	(0.1)
Income from continuing operations before income taxes	87.6	6.4	93.1	7.3	170.7	6.3	142.8	6.3
Provision for income taxes	32.0	2.3	33.5	2.6	62.3	2.3	51.4	2.2
Income from continuing operations	55.6	4.1	59.6	4.7	108.4	4.0	91.4	4.1
Income from discontinued operations, net of tax	0.0	0.0	2.0	0.1	0.0	0.0	2.6	0.1
Net income	55.6	4.1	61.6	4.8	108.4	4.0	94.0	4.2
Less: net income attributable to noncontrolling interests	1.3	0.1	2.0	0.1	2.9	0.1	3.6	0.2
Net income attributable to Bemis Company, Inc.	$54.3	4.0%	$59.6	4.7%	$105.5	3.9%	$90.4	4.0%
Effective income tax rate		36.5%		36.0%		36.5%		36.0%

Overview

Bemis Company, Inc. (the Company) is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Approximately 65 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounted for approximately 89 percent of our net sales in the second quarter of 2011.  The remaining 11 percent of net sales is from our pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets such as advertising, housing, and automotive.

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding our offering of value-added, proprietary products.  We also manufacture products for which our technical know-how and economies of scale offer us a competitive advantage.

The primary raw materials for our business segments are polymer resins, films and adhesives, the costs of which have been impacted in recent months by higher energy prices.  During the first five months of 2011, the cost of our commodity and specialty resin raw materials increased substantially.  The time lag between raw material cost increases and the subsequent adjustment of our selling prices in accordance with formulas included in our customer agreements has had a negative effect on our flexible packaging operating profit for the first half of 2011 compared to the first half of 2010.

Subsequent Events

Mayor Packaging Acquisition

On August 1, 2011, we acquired Mayor Packaging, a privately-owned manufacturer of consumer and specialty flexible packaging including a manufacturing facility in Dongguan, China.  The cash purchase price paid at closing of approximately $93 million was financed with commercial paper and is subject to customary post-closing adjustments.

Successful Completion of Dixie Toga Tender Offer

On July 8, 2011, our wholly-owned Brazilian subsidiary, Dendron Participacoes Ltda., completed a tender offer for the purchase of 38 million shares of its Brazilian subsidiary, Dixie Toga, S.A.  With this purchase, we have increased our ownership from 86 percent to over 99 percent of the total issued and outstanding shares of Dixie Toga, S.A. The total cost of the purchase was approximately $90 million.

Results of Operations — Second Quarter 2011

Consolidated Overview

(in millions, except per share amounts)	2011	2010
Net sales	$1,370.2	$1,270.2
Income from continuing operations, net of tax, attributable to Bemis Company, Inc.	54.3	57.7
Diluted earnings per share from continuing operations	0.51	0.52

Net sales for the second quarter ended June 30, 2011, were $1.37 billion compared to $1.27 billion in the second quarter of 2010, an increase of 7.9 percent.  Currency effects increased net sales by 3.1 percent compared to the same quarter of 2010.  The remaining 4.8 percent increase in net sales reflects higher selling prices to accommodate increased raw material costs.

Diluted earnings per share for the second quarter of 2011 was $0.51.  Diluted earnings per share for the second quarter of 2010 was $0.52 and included a $0.04 per share charge for acquisition-related integration costs and a $0.02 per share charge associated with purchase accounting adjustments for inventory.

Flexible Packaging Business Segment

(dollars in millions)	2011	2010
Net sales	$1,218.7	$1,127.0
Operating profit (See Note 16 to the Consolidated Financial Statements)	116.3	122.7
Operating profit as a percentage of net sales	9.5%	10.9%

Net sales for our flexible packaging business segment increased 8.1 percent in the second quarter of 2011.  Currency effects increased net sales by 2.8 percent during the second quarter.  The remaining 5.3 percent growth in net sales reflects generally higher selling prices which reflect the increased raw materials costs.  Unit sales volumes during the quarter were similar to volume levels achieved in the same period of 2010.

Operating profit for the second quarter of 2011 reflects the negative short term effects of dramatic raw material cost increases that began in the fourth quarter of 2010.  Operating profit for the second quarter of 2010 included a charge of $3.5 million related to purchase accounting charges for inventory and a charge of $3.9 million for acquisition-related costs including severance costs for workforce reduction and equipment relocation costs.

Pressure Sensitive Materials Business Segment

(dollars in millions)	2011	2010
Net sales	$151.5	$143.2
Operating profit (See Note 16 to the Consolidated Financial Statements)	11.8	11.7
Operating profit as a percentage of net sales	7.8%	8.2%

Second quarter 2011 net sales for our pressure sensitive materials business segment increased 5.8 percent from the second quarter of 2010.  Currency effects increased net sales by 5.7 percent.  The impact of lower unit sales volumes on net sales was offset by higher selling prices.  Operating profit as a percentage of net sales decreased to 7.8 percent for the second quarter of 2011 from 8.2 percent for the second quarter of 2010.

Consolidated Gross Profit

(dollars in millions)	2011	2010
Gross profit	$238.0	$234.0
Gross profit as a percentage of net sales	17.4%	18.4%

Gross profit as a percentage of net sales decreased from the same period of 2010 primarily reflecting the negative impact of the increasing raw material cost environment in 2011. Gross profit for the second quarter of 2010 included a charge of $3.5 million related to purchase accounting charges for inventory.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2011	2010
Selling, general and administrative expenses (SG&A)	$126.7	$116.4
SG&A as a percentage of net sales	9.2%	9.2%

The increase in selling, general, and administrative expenses is principally due to the impact of both inflation and currency on costs incurred.

Other (Income) Expense, Net

(dollars in millions)	2011	2010
Research and development (R&D)	$10.0	$8.7
R&D as a percentage of net sales	0.7%	0.7%

Interest expense	$18.1	$18.5
Effective interest rate	5.0%	4.9%

Other operating (income) expense, net	$(4.1)	$(3.6)
Other non-operating (income) expense, net	$(0.3)	$0.8

Income taxes	$32.0	$33.5
Effective tax rate	36.5%	36.0%

Other Operating (Income) Expense, Net

For the second quarter of 2011, other operating (income) expense, net, included $5.4 million of fiscal incentive income, an increase of $1.2 million compared to $4.2 million for the second quarter of 2010.  Fiscal incentives are associated with net sales and manufacturing activities in certain South American operations and are included in business segment operating profit.

Income Taxes

The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for the total year 2011 to be about 36.5 percent.

Results of Operations — Six Months Ended June 30, 2011

Consolidated Overview

(in millions, except per share amounts)	2011	2010
Net sales	$2,694.6	$2,291.9
Income from continuing operations, net of tax, attributable to Bemis Company, Inc.	105.5	87.8
Diluted earnings per share from continuing operations	0.98	0.79

Net sales for the six months ended June 30, 2011 increased 17.6 percent compared to net sales for the first six months of 2010.  We estimate that acquisitions increased net sales by approximately 8.5 percent. Compared to the same period of 2010, currency effects increased net sales by 2.5 percent in the first six months of 2010.  The remaining increase in net sales reflects both higher selling prices and increased unit sales volume.

Performance for the first half of 2011 was negatively impacted by increases in the cost of specialty resin raw materials which began in the fourth quarter of 2010.  Results for 2010 included $0.09 of charges associated with purchase accounting adjustments for inventory and order backlog, $0.08 of acquisition-related legal, accounting, and other professional fees, $0.04 of acquisition-related integration costs, and $0.06 of acquisition-related financing costs incurred before the transaction was completed.

Flexible Packaging Business Segment

(dollars in millions)	2011	2010
Net sales	$2,398.0	$2,008.4
Operating profit (See Note 16 to the Consolidated Financial Statements)	232.6	215.0
Operating profit as a percentage of net sales	9.7%	10.7%

Net sales for our flexible packaging business segment for the first six months of 2011 increased 19.4 percent compared to the same period of 2010.  Currency effects increased net sales by 2.5 percent in the first six months of 2011.  Acquisitions increased net sales by approximately 10 percent compared to the first six months of 2010.  The remaining growth in net sales reflects higher selling prices  and modest improvement in unit sales volume during the period.

Operating profit from the flexible packaging business segment increased 8.2 percent during the first six months of 2011 compared to the same period of 2010.  Operating profit for 2010 included $15.4 million of purchase accounting adjustments for inventory and order backlog in addition to a $3.9 million charge for acquisition-related integration costs, which included severance costs for workforce reductions and equipment relocation costs.  Operating profit as a percentage of net sales in the first six months of 2011 reflected the impact of an increasing raw material cost environment.

Pressure Sensitive Materials Business Segment

(dollars in millions)	2011	2010
Net sales	$296.6	$283.5
Operating profit (See Note 16 to the Consolidated Financial Statements)	21.7	18.3
Operating profit as a percentage of net sales	7.3%	6.5%

Net sales for the pressure sensitive materials business segment increased 4.6 percent to $296.6 million during the first six months of 2011 compared to the same period of 2010.  Currency effects increased net sales by 3.0 percent in the first six months of 2011.  Excluding the effects of currency, the increase in net sales reflects increased selling prices partially offset by lower unit sales volumes.

Consolidated Gross Profit

(dollars in millions)	2011	2010
Gross profit	$467.8	$419.8
Gross profit as a percentage of net sales	17.4%	18.3%

Gross profit as a percentage of net sales decreased from the same period of 2010 primarily reflecting the impact of the increasing raw material cost environment in 2011.  Gross profit for the first six months of 2010 included a charge of $15.4 million related to purchase accounting charges for inventory and order backlog.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2011	2010
Selling, general and administrative expenses (SG&A)	$252.9	$223.4
SG&A as a percentage of net sales	9.4%	9.7%

Selling, general, and administrative expenses increased 13.2 percent for the six months ended June 30, 2011 compared to the same period of 2010.  The increase in costs is attributable to the impact of both inflation and currency, as well as the additional two months of costs associated with the March 1, 2010 Alcan Packaging Food Americas acquisition.

Other (Income) Expense, Net

(dollars in millions)	2011	2010
Research and development (R&D)	$17.6	$14.4
R&D as a percentage of net sales	0.7%	0.6%

Interest expense	$36.4	$36.7
Effective interest rate	5.3%	5.4%

Other operating (income) expense, net	$(11.1)	$4.8
Other non-operating (income) expense, net	$1.4	$(2.2)

Income taxes	$62.3	$51.4
Effective tax rate	36.5%	36.0%

Other Operating (Income) Expense, Net

For the six months ended June 30, 2011, other operating (income) expense, net, included $10.8 million of fiscal incentive income, an increase of $2.9 million compared to $7.9 million for the first six months of 2010.

Other Non-operating (Income) Expense, Net

During the first six months of 2011, Other non-operating (income) expense, net, included foreign exchange loss of $1.9 million, while the same period of 2010 included $1.3 million of foreign exchange gain, primarily due to currency fluctuations on financing arrangements for the foreign operations acquired in the Alcan Packaging Food Americas acquisition.

Income Taxes

The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for the total year 2011 to be about 36.5 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash and cash equivalents on hand and total Bemis Company, Inc. stockholders’ equity) was 42 percent at June 30, 2011.  Net debt to total capitalization was 39 percent at December 31, 2010.  Total debt at June 30, 2011 increased by $196.1 million from the balance at December 31, 2010. Higher raw materials costs led to increased inventory values and higher selling prices which increased accounts receivable in the first six months of 2011.  The increase in debt reflects the use of cash to support these higher levels of working capital, as well as the open market purchase of 3.8 million shares of Bemis Company, Inc. common stock.  The remaining share repurchase authorization as of June 30, 2011 was 5.7 million shares.

Sources of Liquidity

Cash provided by operating activities was $82.0 million for the first six months of 2011, compared to $128.7 million for the first six months of 2010.  Working capital increased by $153.5 million during the first six months of 2011 primarily reflecting the impact of increased raw material costs and higher selling prices.

As of June 30, 2011, we had a total of $625.0 million in a revolving credit facility.  This credit facility is used principally as back-up for our commercial paper program.  As of June 30, 2011, there was $347.2 million of debt outstanding supported by this credit facility, leaving $277.8 million of available credit.  Cash flows from operating activities are expected to continue to provide sufficient liquidity to meet future cash obligations.  On July 21, 2011, we amended our credit facility to increase the total amount available from $625 million to $800 million and to extend the term from April 29, 2013 to July 21, 2016.

Public bonds totaling $300 million are scheduled to mature on April 1, 2012.  These bonds have been classified as long term debt on the June 30, 2011 balance sheet in accordance with our ability and intent to refinance these bonds with commercial paper.

Uses of Liquidity

Capital expenditures were $61.3 million for the six months ended June 30, 2011, compared to $39.3 million for the same period of 2010.  Lower expenditures in 2010 reflect reduced 2010 capital expenditure requirements during our Alcan Packaging Food Americas acquisition integration process.  Cash flow from operating activities during the first six months of 2011 also supported $51.7 million of common stock dividend payments and $123.1 million of opportunistic share repurchases.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six month period ended June 30, 2011.  For additional information, refer to Note 7 to the Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

At June 30, 2011, our variable rate borrowings approximated $347.2 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $3.5 million on the $347.2 million of variable rate borrowings outstanding as of June 30, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
April 1-30, 2011	674,058	$32.28	674,058
May 1-31, 2011	699,700	$32.13	699,700
June 1-30, 2011	764,431	$32.12	764,431
Total		$32.18	2,138,189	5,729,880

During the second quarter, the Company repurchased 2,138,189 shares of Bemis common stock in the open market at an average purchase price of $32.18 per share.  On November 4, 2010, the Board of Directors increased the authority to repurchase the Company’s common stock to a total of ten million shares.  As of June 30, 2011, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 5,729,880 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 9, 2011	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and
Chief Financial Officer

Date	August 9, 2011	/s/ Jerry S. Krempa
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
101

The following materials from Bemis Company, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheet at June 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Equity for the six months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed February 10, 2011 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (Filed No. 1-5277).