Form 10-Q
period 2011-09-30
BEMIS CO INC
filed 2011-11-07
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2011, the registrant had 102,979,363 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended September 30, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Nine-month review of results	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2011		2010		2011		2010
Net sales	$1,357.9	100.0%	$1,294.3	100.0%	$4,052.5	100.0%	$3,586.3	100.0%
Cost of products sold	1,134.2	83.5	1,052.1	81.3	3,361.0	82.9	2,924.2	81.5
Gross profit	223.7	16.5	242.2	18.7	691.5	17.1	662.1	18.5
Selling, general, and administrative expenses	111.6	8.2	114.0	8.8	364.5	9.0	337.4	9.4
Research and development	10.6	0.8	10.5	0.8	28.2	0.7	24.9	0.7
Other operating (income) expense, net	(2.7)	(0.2)	(1.5)	(0.1)	(13.9)	(0.3)	3.3	0.1
Operating income	104.2	7.7	119.2	9.2	312.7	7.7	296.5	8.3
Interest expense	18.4	1.4	18.3	1.4	54.8	1.3	55.0	1.6
Other non-operating (income) expense, net	(1.4)	(0.1)	1.5	0.1	0.0	0.0	(0.7)	0.0
Income from continuing operations before income taxes	87.2	6.4	99.4	7.7	257.9	6.4	242.2	6.7
Provision for income taxes	31.0	2.3	35.8	2.8	93.3	2.3	87.2	2.4
Income from continuing operations	56.2	4.1	63.6	4.9	164.6	4.1	155.0	4.3
Income from discontinued operations, net of tax			(0.8)	(0.1)			1.8	0.0
Net income	56.2	4.1	62.8	4.8	164.6	4.1	156.8	4.3
Less: net income attributable to noncontrolling interests	0.3	0.0	1.4	0.1	3.3	0.1	5.0	0.1
Net income attributable to Bemis Company, Inc.	$55.9	4.1%	$61.4	4.7%	$161.3	4.0%	$151.8	4.2%
Effective income tax rate		35.5%		36.0%		36.2%		36.0%

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Approximately 65 percent of our total company net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has historically provided a more stable market environment for our flexible packaging business segment, which accounted for approximately 90 percent of our net sales in the third quarter of 2011.  The remaining 10 percent of net sales is from our pressure sensitive materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets such as advertising, housing, and automotive.

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding our offering of value-added, proprietary products.  We also manufacture products for which our technical know-how and economies of scale offer us a competitive advantage.

The primary raw materials for our business segments are polymer resins, films and adhesives, the costs of which have been impacted in recent months by higher energy prices.  During the first five months of 2011, the cost of our commodity and specialty resin raw materials increased substantially.  The time lag between raw material cost increases and the subsequent adjustment of our selling prices in accordance with formulas included in our customer agreements has had a negative effect on the ratio of flexible packaging operating profit as a percentage of net sales for the first nine months of 2011 compared to the ratio for the first nine months of 2010.  During the third quarter of 2011, a weakening Brazilian currency drove higher raw material costs in that region.

During the third quarter of 2011, weak global economic conditions and sustained high unemployment levels combined with higher retail food prices in grocery stores led to reduced consumer demand for certain packaged food products.  Lower unit sales volumes during the period reflect the lower unit sales volumes of our major customers.

Mayor Packaging Acquisition

On August 1, 2011, we acquired Mayor Packaging, a privately-owned manufacturer of consumer and specialty flexible packaging including a manufacturing facility in Dongguan, China.  The preliminary purchase price of approximately $96.1 million was financed with commercial paper and is subject to customary post-closing adjustments.

Acquisition of the Noncontrolling Interest of Dixie Toga, S.A.

During the third quarter, we completed the purchase of the remaining shares owned by the noncontrolling interest of our Brazilian subsidiary, Dixie Toga, S.A., for approximately $90 million.

Subsequent Event

Bond Issuance

On October 4, 2011, we issued $400 million aggregate principal amount of 4.5 percent senior notes due 2021.  We intend to use the net proceeds of the bonds to repay outstanding commercial paper and for general corporate purposes.  Subsequently, we intend to fund the repayment of our $300 million aggregate principal amount of 4.875 percent notes due April 1, 2012 with the proceeds from additional commercial paper issuances.  Concurrent with the issuance, we entered into interest rate swap contracts to convert the fixed-rate notes to floating rates.

Results of Operations — Third Quarter 2011

Consolidated Overview
(in millions, except per share amounts)	2011	2010
Net sales	$1,357.9	$1,294.3
Income from continuing operations, net of tax, attributable to Bemis Company, Inc.	55.9	62.3
Diluted earnings per share from continuing operations	0.53	0.56

Net sales for the third quarter ended September 30, 2011, were $1.36 billion compared to $1.29 billion in the third quarter of 2010, an increase of 4.9 percent.  Currency effects increased net sales by 2.3 percent compared to the same quarter of 2010, and acquisitions contributed 1.1 percent.  The remaining 1.5 percent increase in net sales reflects higher selling prices partially offset by lower unit sales volumes.

Diluted earnings per share for the third quarter of 2011 was $0.53 and included a $0.03 per share charge for acquisition-related costs.  Diluted earnings per share for the third quarter of 2010 was $0.56 and included a $0.01 per share charge for acquisition-related costs.

Flexible Packaging Business Segment
(dollars in millions)	2011	2010
Net sales	$1,216.1	$1,152.3
Operating profit (See Note 16 to the Consolidated Financial Statements)	117.4	133.9
Operating profit as a percentage of net sales	9.7%	11.6%

Net sales for our flexible packaging business segment increased 5.5 percent in the third quarter of 2011 compared to the same quarter of 2010.  Currency effects increased net sales by 2.1 percent during the third quarter, and the acquisition of Mayor Packaging increased net sales by 1.2 percent.  The remaining 2.2 percent growth in net sales reflects higher selling prices partially offset by lower unit sales volumes compared to the third quarter of 2010.

Lower operating profit for the third quarter of 2011 reflects the negative impact of lower unit sales volumes compared to the third quarter of 2010.  In addition, higher raw material costs in 2011 reduced operating profit on shipments for which contractual price adjustments had not yet occurred.

Pressure Sensitive Materials Business Segment
(dollars in millions)	2011	2010
Net sales	$141.8	$142.0
Operating profit (See Note 16 to the Consolidated Financial Statements)	8.0	7.6
Operating profit as a percentage of net sales	5.6%	5.4%

Currency effects increased both net sales and operating profit for the third quarter of 2011 by about 4.0 percent compared to the same quarter of 2010.  Excluding the impact of currency, the decrease in net sales reflects the impact of lower unit sales volumes partially offset by higher selling prices.

Consolidated Gross Profit
(dollars in millions)	2011	2010
Gross profit	$223.7	$242.2
Gross profit as a percentage of net sales	16.5%	18.7%

Gross profit as a percentage of net sales decreased from the same period of 2010 reflecting both the negative impact of the increasing raw material costs in 2011 and lower unit sales volumes compared to the third quarter of 2010.  The decrease in the ratio of gross profit to net sales in 2011 was magnified by higher sales levels for the period ended September 30, 2011 as selling prices were adjusted upward to reflect increasing raw material costs during the period.

Consolidated Selling, General and Administrative Expenses
(dollars in millions)	2011	2010
Selling, general and administrative expenses (SG&A)	$111.6	$114.0
SG&A as a percentage of net sales	8.2%	8.8%

The decrease in selling, general, and administrative expenses is principally due to the adjustment of incentive compensation accruals during the third quarter of 2011.  The ratio of selling, general, and administrative expenses as a percentage of net sales is expected to return to the 9.0 percent to 9.5 percent range in future periods.

Other (Income) Expense, Net
(dollars in millions)	2011	2010
Research and development (R&D)	$10.6	$10.5
R&D as a percentage of net sales	0.8%	0.8%

Interest expense	$18.4	$18.3
Effective interest rate	4.8%	5.1%

Other operating (income) expense, net	$(2.7)	$(1.5)
Other non-operating (income) expense, net	$(1.4)	$1.5

Income taxes	$31.0	$35.8
Effective tax rate	35.5%	36.0%

Other Operating (Income) Expense, Net

For the third quarter of 2011, other operating (income) expense, net, included $4.9 million of fiscal incentive income, an increase of $1.4 million compared to $3.5 million for the third quarter of 2010.  Government fiscal incentives are associated with net sales and manufacturing activities in operations in Brazil and are included in business segment operating profit.

Other Non-operating (Income) Expense, Net

During the third quarter of 2011, other non-operating income principally reflected a $1.1 million gain on the sale of excess land.  For the same period of 2010, other non-operating expenses included a foreign exchange loss of $2.0 million, partially offset by interest income.

Income Taxes

The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for the total year 2011 to be about 36.2 percent.

Results of Operations — Nine Months Ended September 30, 2011

Consolidated Overview
(in millions, except per share amounts)	2011	2010
Net sales	$4,052.5	$3,586.3
Income from continuing operations, net of tax, attributable to Bemis Company, Inc.	161.3	150.0
Diluted earnings per share from continuing operations	1.51	1.35

Net sales for the nine months ended September 30, 2011 increased 13.0 percent compared to net sales for the first nine months of 2010.  We estimate that acquisitions increased net sales by approximately 5.8 percent. Currency effects increased net sales by 2.8 percent in the first nine months of 2011.  The remaining increase in net sales reflects higher selling prices partially offset by lower unit sales volume.

Performance for the first nine months of 2011 was negatively impacted by increases in the cost of raw materials which began during the fourth quarter of 2010.  Diluted earnings per share for the nine months ended September 30, 2011 included $0.03 of acquisition and integration related costs.  Results for the corresponding period in 2010 included $0.09 of charges associated with purchase accounting adjustments for inventory and order backlog; $0.09 of acquisition-related legal, accounting, and other professional fees; $0.04 of acquisition-related integration costs; and $0.06 of acquisition-related financing costs incurred before the Alcan Packaging Food Americas transaction was completed in March 2010.

Flexible Packaging Business Segment
(dollars in millions)	2011	2010
Net sales	$3,614.2	$3,160.6
Operating profit (See Note 16 to the Consolidated Financial Statements)	350.0	349.0
Operating profit as a percentage of net sales	9.7%	11.0%

Net sales for our flexible packaging business segment for the first nine months of 2011 increased 14.4 percent compared to the same period of 2010.  Currency effects increased net sales by 2.7 percent and acquisitions added approximately 6.8 percent compared to the first nine months of 2010.  The remaining increase in net sales reflects higher selling prices and lower unit sales volume during the period.

Flexible Packaging operating profit for the first nine months of 2011 included $1.7 million of charges associated with the Mayor Packaging acquisition.  Operating profit for the same period of 2010 included $15.4 million of purchase accounting adjustments for inventory and order backlog, in addition to a $4.5 million charge for acquisition-related integration costs such as severance and equipment relocation costs.  Higher raw material costs in advance of selling price adjustments negatively impacted operating profit in this segment during 2011.

Pressure Sensitive Materials Business Segment
(dollars in millions)	2011	2010
Net sales	$438.3	$425.7
Operating profit (See Note 16 to the Consolidated Financial Statements)	29.6	25.9
Operating profit as a percentage of net sales	6.8%	6.1%

Net sales for the pressure sensitive materials business segment increased 3.0 percent to $438.3 million during the first nine months of 2011 compared to the same period of 2010.  Currency effects increased net sales by 3.5 percent   During 2011, the impact of lower unit sales volumes was substantially offset by higher selling prices.

Consolidated Gross Profit
(dollars in millions)	2011	2010
Gross profit	$691.5	$662.1
Gross profit as a percentage of net sales	17.1%	18.5%

Gross profit included a charge of $0.5 million and $15.4 million related to purchase accounting charges for inventory and order backlog for the first nine months of 2011 and 2010 respectively.  Gross profit as a percentage of net sales for the first nine months of 2011 decreased compared with the same period of 2010, reflecting the impact of the increasing raw material costs and lower unit sales volumes in 2011.  The decrease in the ratio of gross profit to net sales in 2011 was magnified by higher sales levels for the period ended September 30, 2011 as selling prices were adjusted upward to reflect increasing raw material costs during the period.

Consolidated Selling, General and Administrative Expenses
(dollars in millions)	2011	2010
Selling, general and administrative expenses (SG&A)	$364.5	$337.4
SG&A as a percentage of net sales	9.0%	9.4%

The increase in selling, general, and administrative expenses is attributable to the impact of both inflation and currency, as well as the additional two months of costs associated with the March 1, 2010 Alcan Packaging Food Americas acquisition.

Other (Income) Expense, Net
(dollars in millions)	2011	2010
Research and development (R&D)	$28.2	$24.9
R&D as a percentage of net sales	0.7%	0.7%

Interest expense	$54.8	$55.0
Effective interest rate	5.1%	5.6%

Other operating (income) expense, net	$(13.9)	$3.3
Other non-operating (income) expense, net	$0.0	$(0.7)

Income taxes	$93.3	$87.2
Effective tax rate	36.2%	36.0%

Other Operating (Income) Expense, Net

For the nine months ended September 30, 2011, net other operating income included $15.7 million of fiscal incentive income, partially offset by other charges including $2.7 million of acquisition-related costs.  For the first nine months of 2010, net other operating expense included $11.4 million of fiscal incentive income, which was more than offset by $14.7 million of acquisition-related costs.

Other Non-operating (Income) Expense, Net

During the first nine months of 2011, net other non-operating (income) expense included a foreign exchange loss of $1.8 million offset by interest income and a gain on sales of excess land.  For the same period of 2010, net other non-operating income included interest income partially offset by a $0.6 million foreign exchange loss.

Income Taxes

The difference between our overall tax rate and the U.S. statutory tax rate of 35.0 percent in each period principally relates to state and local income taxes net of federal income tax benefits.  We expect the effective tax rate for the total year 2011 to be about 36.2 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash and cash equivalents on hand and total Bemis Company, Inc. shareholders’ equity) was 47 percent at September 30, 2011.  Net debt to total capitalization was 39 percent at December 31, 2010.  Total debt increased by $320.4 million during the first nine months of the year to support a $117.0 million increase in working capital in addition to acquisition and share repurchase activities.  Shareholders’ equity decreased by $245.0 million from the December 31, 2010 balance due principally to the impact of common stock repurchases on treasury shares; the impact of foreign currency translation on accumulated other comprehensive income; and the acquisition of the outstanding preferred shares of our Brazilian subsidiary which eliminated the noncontrolling interest.

Sources of Liquidity

Cash provided by operating activities was $250.5 million for the first nine months of 2011, compared to $253.7 million for the first nine months of 2010.  In 2011, working capital increases totaling $117.0 million reduced cash provided by operating activities reflecting the impact of increased raw material costs and higher selling prices on inventory and accounts receivable balances. During 2010, working capital increases totaling $83.6 million reflected the impact of acquisition integration.

On July 21, 2011, we amended our revolving credit facility to increase the total amount available from $625 million to $800 million and to extend the term from April 29, 2013 to July 21, 2016.  This revolving credit facility is used principally as back-up for our commercial paper program.  As of September 30, 2011, there was $492 million of debt outstanding supported by this credit facility, leaving $308 million of available credit.  Cash flows from operating activities are expected to continue to provide sufficient liquidity to meet future cash obligations.

Public bonds totaling $300 million are scheduled to mature on April 1, 2012.  These bonds have been classified as long term debt on the September 30, 2011 balance sheet in accordance with our ability and intent to refinance these bonds with commercial paper.

On October 4, 2011, we issued $400 million aggregate principal amount of 4.5 percent senior notes due in 2021.  We intend to use the proceeds for general corporate purposes and to repay outstanding commercial paper.  Concurrent with the issuance, we entered into interest rate swap contracts to convert the fixed-rate notes to floating rates.

Uses of Liquidity

Capital expenditures were $92.2 million for the nine months ended September 30, 2011, compared to $64.7 million for the same period of 2010.  Lower expenditures in 2010 reflect reduced capital expenditure requirements during our Alcan Packaging Food Americas acquisition integration process.  Cash available during the first nine months of 2011 also supported $76.8 million of common stock dividends, $102.7 million for acquisition payments, $89.7 million for the purchase of the outstanding preferred shares of our Brazilian subsidiary, and $161.1 million of open market common stock share repurchases.

Critical Accounting Estimates and Judgments

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based upon historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with cost management initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs related to plant closings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine month period ended September 30, 2011.  For additional information, refer to Note 7 to the Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the Company’s implementation of Oracle’s Hyperion Financial Management (HFM) application.  HFM provides the Company an automated tool for consolidating financial data from our general ledger and other financial reporting systems used by our subsidiaries.  The Company considers the implementation of HFM an enhancement to our financial statement process and preparation because the implementation reduces and in some cases replaces the Company’s reliance on manual control procedures in the preparation of the Company’s consolidated financial statements and other financial data.

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

At September 30, 2011, our variable rate borrowings approximated $492.6 million.  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $4.9 million on the $492.6 million of variable rate borrowings outstanding as of September 30, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly Announced	That May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plans or Programs
July 1-31, 2011	500,000	$33.80	500,000
August 1-31, 2011	686,080	$30.67	686,080

Total		$31.99	1,186,080	4,543,800

During the third quarter, the Company repurchased 1,186,080 shares of Bemis common stock in the open market at an average purchase price of $31.99 per share.  On November 4, 2010, the Board of Directors increased the authority to repurchase the Company’s common stock to a total of ten million shares.  As of September 30, 2011, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 4,543,800 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	November 7, 2011	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and
Chief Financial Officer

Date	November 7, 2011	/s/ Jerry S. Krempa
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

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through February 4, 2011. (2)	Incorporated by Reference
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
10(a)

Second Amended and Restated Long-Term Credit Agreement dated as of July 21, 2011 among Bemis Company, Inc., various subsidiaries thereof, the Lenders Party, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., BNP Paribas and U.S. Bank National Association. (4)

Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101

The following materials from Bemis Company, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheet at September 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Equity for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed February 10, 2011 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2011 (File No. 1-5277).