Form 10-K
period 2011-12-31
BEMIS CO INC
filed 2012-02-29
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 30, 2011, based on a closing price of $33.78 per share as reported on the New York Stock Exchange, was $3,516,333,187.

As of February 21, 2012, the Registrant had 103,090,342 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement - Annual Meeting of Shareholders May 3, 2012 - Part III

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosures	9

Part II
Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8.	Financial Statements and Supplementary Data	20
	Management’s Responsibility Statement	20
	Report of Independent Registered Public Accounting Firm	21
	Consolidated Statement of Income	22
	Consolidated Balance Sheet	23
	Consolidated Statement of Cash Flows	24
	Consolidated Statement of Equity	25
	Notes to Consolidated Financial Statements	26
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	48

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence	50
Item 14.	Principal Accountant Fees and Services	50

Part IV
Item 15.	Exhibits and Financial Statement Schedules	50
	Signatures	51
	Exhibit Index	52
	Schedule II — Valuation and Qualifying Accounts and Reserves	54
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	54
	Exhibit 21 — Subsidiaries of the Registrant	55
	Exhibit 23 — Consent of PricewaterhouseCoopers LLP	57
	Exhibit 31.1 — Certification of Henry J. Theisen, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated February 29, 2012	58
	Exhibit 31.2 — Certification of Scott B. Ullem, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), dated February 29, 2012	59
	Exhibit 32 — Certification of Henry J. Theisen, Chief Executive Officer of the Company, and Scott B. Ullem, Chief Financial Officer of the Company, pursuant to Section 1350, dated February 29, 2012	60

PART I — ITEMS 1, 1A, 1B, 2, and 3

ITEM 1 — BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a principal manufacturer of flexible packaging products and pressure sensitive materials, selling to customers throughout North America, Latin America, Europe, and Asia Pacific.  In 2011, approximately 89 percent of the Company’s sales were derived from the Flexible Packaging segment and approximately 11 percent were derived from the Pressure Sensitive Materials segment.

The majority of the Company’s products are sold to customers in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphic industries, and other consumer goods.  Further information about the Company’s operations in its business segments and geographic areas is available in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2011, the Company had over 20,000 employees, about 13,900 of whom were classified as production employees.  Many of the North American production employees are covered by collective bargaining contracts involving five different international unions, two independent unions, and 26 individual contracts with terms ranging from one to five years.  During 2011, six contracts covering 1,102 employees at six different locations in the United States were successfully negotiated.  Ten domestic labor agreements covering 1,150 employees are scheduled to expire in 2012.  Many of the production employees and some of the salaried workforce who are located outside the United States are covered by collective bargaining contracts involving 23 different unions with terms ranging from one to two years.

Working capital fluctuates throughout the year in relation to the level of customer volume and other marketplace conditions.  Inventory levels reflect a reasonable balance between raw material pricing and availability, and the Company’s commitment to promptly fill customer orders.  Manufacturing backlogs are not a significant factor in the industries in which the Company operates.  The business of each of the segments is not seasonal to any significant extent.

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

Research and Development Expense

Research and development expenditures were as follows:

(in thousands)	2011	2010	2009
Flexible Packaging	$33,886	$28,271	$17,301
Pressure Sensitive Materials	4,865	6,067	7,041
Total	$38,751	$34,338	$24,342

Environmental Control

Compliance with federal, state, and local laws, rules, and regulations which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect on the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

Available Information

The Company is a large accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 100 F St., N.E., Washington, DC 20549 (call 1-202-551-8090 or 1-800-732-0330 for hours of operation). Electronically filed and furnished reports can also be accessed through the Company’s own website (http://www.bemis.com), under Investor Relations/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54957-0669, or calling (920) 727-4100.  In addition, the Company’s Board Committee charters, Principles of Corporate Governance, and the Company’s Code of Conduct can be electronically accessed at the Company’s website under Company Overview or, free of charge, by writing directly to the Company, Attention:  Corporate Secretary.  The Company intends to post any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions on the Investor Relations section of its website (www.bemis.com) promptly following the date of such amendment or waiver.

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

As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, which are subject to price fluctuations.  Inflationary and other increases in the costs of raw materials have occurred in the past and are expected to recur, and our performance depends in part on our ability to reflect changes in costs in selling prices for our products.  In the past, we have been generally successful in managing increased raw material costs and increasing selling prices when necessary.  Past performance may or may not be replicable in the future.  Natural disasters such as hurricanes, in addition to terrorist activity and government regulation of environmental emissions, may negatively impact the production or delivery capacity of our raw material suppliers in the chemical and paper industries.  This could result in increased raw material costs or supply shortages, which may have a negative impact on our profitability if we are unable to pass along the increased costs in our selling prices or, in the case of a shortage, secure raw materials from alternative sources.

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

We review our goodwill balance for impairment at least once a year using the business valuation methods allowed in accordance with current accounting standards.  These methods include the use of a weighted-average cost of capital to calculate the present value of the expected future cash flows of our reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment.  In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating performance.  If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth.  We have identified the valuation of intangibles as a critical accounting estimate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Intangible assets and goodwill” included in Item 7 of this Annual Report on Form 10-K.

Patents and proprietary technology — Our success is dependent on our ability to develop and successfully introduce new products and to acquire and retain intellectual property rights.

Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured.

Facility consolidation activities — Our facility consolidation activities and cost saving initiatives may not achieve the results we anticipate.

We have undertaken and will continue to undertake facility consolidation activities and cost reduction initiatives to optimize our asset base, improve operating efficiencies and generate cost savings.  We cannot be certain that we will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.  In addition, we may not be successful in migrating production from one facility to another.

Funded status of pension plans — Recognition of pension liabilities may cause a significant reduction in stockholders’ equity.

Current accounting standards issued by the Financial Accounting Standards Board (FASB) require balance sheet recognition of the funded status of our defined benefit pension and postretirement benefit plans.  If the fair value of our pension plans’ assets at a future reporting date decreases or if the discount rate used to calculate the projected benefit obligation (PBO) as of that date decreases, we will be required to record the incremental change in the excess of PBO over the fair value of the assets as a reduction of stockholders’ equity.  The resulting non-cash after-tax charge would not reduce reported earnings as this amount would represent future expense.  Rather, it would be recorded directly as a decrease in the Accumulated Other Comprehensive Income component of stockholders’ equity.  While we cannot estimate the future funded status of our pension liability with any certainty at this time, we believe that if the market value of assets or the discount rate used to calculate our pension liability materially decreases, the adjustment could significantly reduce our stockholders’ equity.  A significant reduction in stockholders’ equity may impact our compliance with debt covenants or could cause a downgrade in our credit ratings that could also adversely impact our future cost and speed of borrowing and have an adverse affect on our financial condition, results of operations and liquidity.  We have identified pension assumptions as critical accounting estimates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Pension costs” and “—Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

Multiemployer Pension Plans

We participate in three “multiemployer” pension plans administered by labor unions representing some of our employees.  We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants.  Our required contributions to these funds are increasing because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies.  In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet.  Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits.  In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability.  All multiemployer plans in which we participate are reported to have significant underfunded liabilities.  Such underfunding could increase the size of our potential withdrawal liability.

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

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes.  Such unauthorized access could disrupt our business and could result in the loss of assets, which could result in the loss of customer confidence and business, and cause us to incur time and expense in remediation efforts.

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

At December 31, 2011, our variable rate borrowings approximated $455.0 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap).  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $4.6 million on the $455.0 million of variable rate debt outstanding as of December 31, 2011.

Domestic and international economic conditions.

Disruption in the domestic and international equity and financial markets may impact local economies in which we conduct business.  We are not able to predict the future impact of other market disruptions on our liquidity and consolidated statements of financial position, results of operations, and cash flows.

Foreign operations — Conditions in foreign countries and changes in foreign currency exchange rates may significantly reduce our reported results of operations.

We have operations in the United States, Canada, Mexico, South America, Europe, and Asia Pacific.  In 2011, approximately 33 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Properties utilized by the Company at December  31, 2011, were as follows:

Flexible Packaging Segment

This segment has 73 manufacturing plants located in 18 states, the Commonwealth of Puerto Rico, and eleven non-US countries, of which 64 are owned directly by the Company or its subsidiaries and nine are leased from outside parties.  Initial building lease terms generally provide for minimum terms of five to 21 years and have one or more renewal options.  The initial term of building leases in effect at December 31, 2011, expire between 2012 and 2026.

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

ITEM 3 — LEGAL PROCEEDINGS

The Company is involved in a number of lawsuits incidental to its business, including environmental related litigation and routine litigation arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below, that any ultimate liability would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

São Paulo Tax Dispute

Dixie Toga Ltda. (formerly Dixie Toga, S.A.), acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo, Brazil.  The City imposes a tax on the rendering of printing services.  The City has assessed this city services tax on the production and sale of printed labels and packaging products.  Dixie Toga, along with a number of other packaging companies, disagree and contend that the city services tax is not applicable to its products and that the products are subject only to the state value added tax (VAT).  Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes.  Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga appealed the city services tax and instead continued to collect and pay only the state VAT.

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $58.5 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2011 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 cancelled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City of São Paulo.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $8.8 million for Itap Bemis and $28.4 million for Dixie Toga, translated to U.S. dollars at the December 31, 2011 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $47.9 million for Itap Bemis and $142.2 million for Dixie Toga for interest, monetary adjustments and costs.

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

The City has also asserted the applicability of the city services tax for the subsequent years 2004-2009.  The assessments issued by the City for these years have been received and are being challenged by the Company at the administrative level.  The assessments for tax, penalties, and interest are estimated to be approximately $41.7 million, translated to U.S. dollars at the December 31, 2011 exchange rate.

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

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II — ITEMS 5, 6, 7, 7A, 8, 9, 9A, and 9B

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2011, there were 3,618 registered holders of record of our common stock.  The Company did not repurchase any of its equity securities in the fourth quarter of the fiscal year ended December 31, 2011.  As of December 31, 2011, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 4,543,800 shares of its common stock.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31

2011
Dividend paid per common share	$0.24	$0.24	$0.24	$0.24
Common stock price per share
High	$33.32	$33.83	$34.40	$32.16
Low	$30.13	$31.00	$28.41	$27.21
2010
Dividend paid per common share	$0.23	$0.23	$0.23	$0.23
Common stock price per share
High	$30.74	$31.80	$32.00	$34.25
Low	$27.09	$25.50	$26.58	$30.01
2009
Dividend paid per common share	$0.225	$0.225	$0.225	$0.225
Common stock price per share
High	$26.27	$26.32	$27.65	$31.41
Low	$16.85	$20.34	$23.88	$24.92

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW

(dollars in millions, except per share amounts)

Years Ended December 31,	2011		2010		2009		2008		2007
Operating Data
Net sales	$5,322.7		$4,835.0		$3,514.6		$3,779.4		$3,649.3
Cost of products sold and other expenses	4,953.7		4,434.2		3,232.2		3,471.5		3,309.4
Interest expense	76.8		73.5		42.1		39.4		50.3
Income from continuing operations before income taxes	292.2		327.3		240.3		268.5		289.6
Provision for income taxes	104.9		117.6		87.8		96.3		104.3
Income from continuing operations	187.3		209.7		152.5		172.2		185.3
Income from discontinued operations	—		1.8		—		—		—
Net income	187.3		211.5		152.5		172.2		185.3
Less: net income attributable to noncontrolling interests	3.2		6.4		5.3		6.0		3.7
Net income attributable to Bemis Company, Inc.	184.1		205.1		147.2		166.2		181.6
Net income attributable to Bemis Company, Inc. as a percent of net sales	3.5%		4.2%		4.2%		4.4%		5.0%

Common Share Data
Basic earnings per share	$1.73		$1.85		$1.38		$1.61		$1.71
Diluted earnings per share	1.73		1.85		1.38		1.61		1.70
Dividends per share	0.96		0.92		0.90		0.88		0.84
Book value per share	15.36		17.90		17.11		13.87		15.93
Weighted-average shares outstanding for computation of diluted earnings per share	106,623,410		110,741,252		106,924,919		103,404,199		106,758,469
Common shares outstanding at December 31,	102,983,846		107,673,904		108,223,740		99,708,191		100,518,355

Capital Structure and Other Data
Current ratio	2.3	x	2.2	x	3.8	x	2.3	x	2.1	x
Working capital	$867.0		$791.7		$1,480.5		$560.9		$602.4
Total assets	4,320.4		4,285.8		3,928.7		2,822.3		3,191.4
Short-term debt	15.2		2.9		31.3		26.6		67.8
Long-term debt	1,554.8		1,283.5		1,227.5		660.0		775.5
Total equity	1,582.1		1,927.4		1,851.7		1,382.5		1,601.3
Return on average total equity	10.5%		10.9%		9.1%		11.1%		11.7%
Return on average total capital	7.0%		7.6%		6.4%		8.0%		8.5%
Depreciation and amortization	$220.3		$209.7		$159.3		$162.0		$158.5
Capital expenditures	135.2		113.2		89.2		120.5		178.9
Number of common shareholders	3,618		3,758		3,870		3,920		4,111
Number of employees	20,165		19,796		16,040		15,394		15,678

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2011

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2011		2010		2009
Net sales	$5,322.7	100.0%	$4,835.0	100.0%	$3,514.6	100.0%
Cost of products sold	4,412.5	83.0	3,941.8	81.5	2,814.4	80.1
Gross margin	910.2	17.0	893.2	18.5	700.2	19.9
Selling, general, and administrative expenses	483.4	9.1	459.1	9.5	370.9	10.5
Research and development	38.7	0.7	34.3	0.7	24.3	0.7
Facility consolidation and other costs	38.4	0.7	—	—	—	—
Other operating (income) expense, net	(17.7)	(0.3)	(1.0)	—	24.7	0.7
Operating income	367.4	6.8	400.8	8.3	280.3	8.0
Interest expense	76.8	1.4	73.5	1.5	42.1	1.2
Other non-operating (income) expense, net	(1.6)	—	—	—	(2.1)	—
Income from continuing operations before taxes	292.2	5.4	327.3	6.8	240.3	6.8
Provision for income taxes	104.9	1.9	117.6	2.4	87.8	2.5
Income from continuing operations	187.3	3.5	209.7	4.4	152.5	4.3
Income from discontinued operations	—	—	1.8	—	—	—
Net Income	187.3	3.5	211.5	4.4	152.5	4.3
Less: net income attributable to Noncontrolling interests	3.2	0.1	6.4	0.2	5.3	0.1
Net income attributable to Bemis Company, Inc.	$184.1	3.4	$205.1	4.2%	$147.2	4.2%
Effective income tax rate		35.9%		35.9%		36.5%

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

The primary raw materials for our business segments are polymer resins, films, paper, ink, adhesives, aluminum, and chemicals.  During the first five months of 2011, the cost of our commodity and specialty resin raw materials increased substantially.  Furthermore, the time lag between raw material cost increases and the subsequent adjustment of our selling prices in accordance with formulas included in our customer pricing agreements has had a negative effect on operating profit during 2011 compared to 2010.  Weak global economic conditions, sustained high unemployment levels, and higher retail food prices in grocery stores has also led to reduced consumer demand for certain packaged food products during 2011.  Lower unit sales volumes during the second half of 2011 reflect the lower unit sales volumes experienced by many of our customers.

Facility Consolidation

During the fourth quarter of 2011, Bemis initiated a facility consolidation program to improve efficiencies and reduce fixed costs.  As a part of this program, both administrative and production workforce levels were reduced during the fourth quarter.  Bemis has also announced the planned closure of five facilities, two of which were completed by early January 2012.  Most of the production from these five facilities will be transferred to other Bemis facilities.

Charges associated with the facility consolidation-related activities totaled $38.4 million in the fourth quarter of 2011, including $26.3 million of employee-related costs and $12.1 million of fixed asset accelerated depreciation and writedowns.  Management expects to recognize additional pre-tax charges related to these efforts of approximately $45 million over the next 15 months, primarily associated with accelerated depreciation, equipment relocation, and lease termination expenses.  Cash payments in 2012 are expected to be approximately $35 million.

Acquisitions

Shield Pack

On December 1, 2011, we acquired the common stock of Shield Pack, LLC of West Monroe, Louisiana for a cash purchase price of approximately $44.5 million, subject to customary post-closing adjustments.  Shield Pack is a manufacturer of high barrier liners for bulk container packaging.

Mayor Packaging

On August 1, 2011, we acquired Mayor Packaging, a Hong Kong-based manufacturer of consumer and specialty flexible packaging including a manufacturing facility in Dongguan, China.  The cash purchase price of approximately $96.7 million was financed with commercial paper.

Noncontrolling Interest of Dixie Toga Ltda. (formerly Dixie Toga, S.A.)

During the third quarter of 2011, we completed the purchase of the remaining shares owned by the noncontrolling interest of our Brazilian subsidiary, Dixie Toga Ltda., for approximately $90 million.

Alcan Packaging Food Americas

On March 1, 2010, we acquired the Food Americas operations of Alcan Packaging (Alcan Packaging Food Americas), a business unit of Rio Tinto plc.  Under the terms of the $1.2 billion transaction, we acquired 23 Food Americas flexible packaging facilities in the United States, Canada, Mexico, Brazil, Argentina, and New Zealand, which recorded 2009 net sales of $1.4 billion.  These facilities are included in our flexible packaging business segment and produce flexible packaging principally for the food and beverage industries and augment our product offerings and technological capabilities.  The majority of the financing for this transaction was completed during the third quarter of 2009 through the issuance of $800.0 million of public notes and 8.2 million common shares issued in a secondary public stock offering.  The remaining cash purchase price was financed in the commercial paper market at the time of closing.

Sale of Discontinued Operations

Under the terms of an order signed by the U.S. District Court for the District of Columbia on February 25, 2010, a portion of the Alcan Packaging Food Americas business acquired on March 1, 2010 was to be divested; accordingly, we had classified the related operating results as discontinued operations.  On July 13, 2010, we sold these discontinued operations to Exopack Holding Corp., an affiliate of private investment firm Sun Capital Partners, Inc.  The transaction was completed for a cash purchase price, net of selling costs, of $75.2 million.  The divested business recorded 2009 net sales of approximately $156 million and included two facilities which manufacture flexible packaging for retail natural cheese and shrink bags for fresh red meat.

Results of Operations

Consolidated Overview

(in millions, except per share amounts)	2011	2010	2009
Net sales	$5,322.7	$4,835.0	$3,514.6
Net income attributable to Bemis Company, Inc.	184.1	205.1	147.2
Diluted earnings per share	1.73	1.85	1.38

2011 versus 2010

Net sales for the year ended December 31, 2011 increased by 10.1 percent.  We estimate that acquisitions increased net sales by approximately 4.8 percent during the year.  Currency translation increased net sales by 1.7 percent.  The remaining organic sales growth primarily reflects higher selling prices which were partially offset by lower unit sales volume.  Higher selling prices during 2011 reflect higher raw material costs.

Diluted earnings per share for 2011 of $1.73 included charges of $0.24 for facility consolidation and other costs and $0.05 related to our Mayor Packaging acquisition, partially offset by a $0.03 gain associated with a non U.S. pension plan curtailment.  This compared to diluted earnings per share for 2010 of $1.85, which included a $0.23 charge related to our Alcan Packaging Food Americas acquisition and a $0.06 charge related to the pre-closing impact of the July 2009 financing of the Alcan Packaging Food Americas acquisition.  Diluted earnings per share from discontinued operations were $0.02 in 2010.  Operating results for the year ended December 31, 2011 were negatively impacted by higher raw material costs and lower unit sales volumes during the year.

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

Diluted earnings per share for 2010 of $1.85 included a $0.09 charge for transaction related legal, accounting and other professional fees, a $0.09 charge associated with Alcan Packaging Food Americas purchase accounting adjustments for inventory and order backlog, as well as a $0.05 charge for acquisition related integration costs including severance costs for workforce reductions and equipment relocation costs.  In addition, the pre-closing impact of the July 2009 financing of the Alcan Packaging Food Americas acquisition reduced 2010 diluted earnings by $0.06 per share.  Diluted earnings per share from discontinued operations were $0.02 in 2010.  For the year ended December 31, 2009, diluted earnings per share of $1.38 included a $0.50 per share charge representing the impact of Alcan Packaging Food Americas acquisition related professional fees, acquisition financing, an administrative sales tax assessment, and severance charges, partially offset by a $0.02 per share gain on the sale of an asset.  Operating results for the year ended December 31, 2010 improved compared with the year ended December 31, 2009 due to increased unit sales volume, currency translation benefits, and the accretive effect of the Alcan Packaging Food Americas acquisition.

Flexible Packaging Business Segment

Our flexible packaging business segment provides packaging to a variety of end markets, including applications for meat and cheese, confectionery and snack foods, frozen foods, lawn and garden products, health and hygiene products, beverages, healthcare products, bakery goods, and dry foods.

(dollars in millions)	2011	2010	2009
Net sales	$4,747.9	$4,272.4	$2,983.4
Operating profit (See Note 21 to the Consolidated Financial Statements)	427.6	468.5	379.2
Operating profit as a percentage of net sales	9.0%	11.0%	12.7%

2011 versus 2010

For the total year 2011, flexible packaging net sales increased 11.1 percent compared to 2010.  Acquisitions increased net sales by approximately 5.4 percent, and currency effects accounted for a sales increase of 1.6 percent.  The remaining increase in net sales was driven by higher selling prices partially offset by the impact of lower unit sales volumes of packaging for applications such as bakery, confectionery, pet food, and health and hygiene products.

Operating profit for the total year 2011 was $427.6 million, or 9.0 percent of net sales, compared to $468.5 million, or 11.0 percent of net sales, in 2010.  The net effect of currency translation increased operating profit in 2011 by $5.0 million.  The lower percentage of operating profit to net sales in 2011 reflects the impact of higher raw material costs during the first six months of 2011 and lower unit sales volumes during the second half of the year.  In addition, operating profit for 2011 included $34.9 million of facility consolidation and other charges and $4.5 million of Mayor Packaging acquisition-related charges, which was partially offset by a $2.7 million gain associated with a non U.S. pension plan curtailment.  Total year 2010 operating profit included $20.1 million of Alcan Packaging Food Americas acquisition related charges.

2010 versus 2009

Net sales in our flexible packaging business segment increased 43.2 percent in 2010.  Acquisitions increased net sales by approximately 36 percent, and currency effects accounted for a sales increase of 2.4 percent.  The remaining increase in net sales was driven by higher sales across many market categories.

Operating profit increased to $468.5 million, or 11.0 percent of net sales, in 2010, compared to $379.2 million, or 12.7 percent of net sales in 2009.  The net effect of currency translation increased operating profit in 2010 by $6.5 million compared to 2009.  The decrease in operating profit as a percentage of net sales in 2010 reflects the combined impact of generally lower operating margins from the acquired business and the short-term negative impact of higher raw material costs in advance of selling price adjustments.  In addition, operating profit includes $20.1 million of acquisition related charges.  Operating margins in 2009 benefited from decreasing raw material costs during the first half of that year.

Pressure Sensitive Materials Business Segment

The pressure sensitive materials business segment offers adhesive products to three markets:  prime and variable information labels, which include roll label stock used in a wide variety of label markets; graphic design, used to create signage and decorations; and technical components, which represent pressure sensitive components for industries such as the medical, automotive, construction and electronics industries.  Paper and adhesive are the primary raw materials used in our pressure sensitive materials business segment.

(dollars in millions)	2011	2010	2009
Net sales	$574.8	$562.6	$531.2
Operating profit (See Note 21 to the Consolidated Financial Statements)	33.4	33.0	13.6
Operating profit as a percentage of net sales	5.8%	5.9%	2.6%

2011 versus 2010

For the total year 2011, net sales of pressure sensitive materials were $574.8 million, a 2.2 percent increase from net sales in 2010.  Currency effects increased net sales by 2.4 percent.  Net sales reflected lower unit sales volumes offset by higher selling prices.

Operating profit was $33.4 million or 5.8 percent of net sales in 2011, compared to $33.0 million or 5.9 percent of net sales in 2010.  The net effect of currency translation increased operating profit in 2011 by $1.1 million.  Lower unit sales volumes reflecting current weak economic conditions were offset by higher selling prices across all product categories.  Total year 2011 operating profit included a $2.7 million charge related to facility consolidation and other costs.

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

Consolidated Gross Profit

(dollars in millions)	2011	2010	2009
Gross profit	$910.2	$893.2	$700.2
Gross profit as a percentage of net sales	17.0%	18.5%	19.9%

Gross profit in 2011 reflects the negative impact of increasing resin prices during the first half of the year coupled with lower sales volume during the second half of 2011.  Gross profit in 2010 reflects the negative impact of $15.4 million of expenses associated with the purchase accounting impact of the fair value write-up of inventory and a charge for the fair value of the customer order backlog, both related to the Alcan Packaging Food Americas acquisition.  The decrease in gross profit as a percentage of net sales in 2010 is primarily attributable to generally lower operating margins in the newly acquired Alcan Packaging Food Americas business combined with increasing raw material costs.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2011	2010	2009
Selling, general and administrative expenses (SG&A)	$483.4	$459.1	$370.9
SG&A as a percentage of net sales	9.1%	9.5%	10.5%

Selling, general, and administrative expenses increased in both 2011 and 2010 primarily reflecting the increased costs associated with the August 1, 2011 purchase of Mayor Packaging, and the March 1, 2010 purchase of Alcan Packaging Food Americas.  Selling, general, and administrative expenses in 2010 included $4.5 million of expenses primarily related to severance and equipment relocation costs associated with our Alcan Packaging Food Americas acquisition.

Research and Development (R&D)

(dollars in millions)	2011	2010	2009
Research and development (R&D)	$38.7	$34.3	$24.3
R&D as a percentage of net sales	0.7%	0.7%	0.7%

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

Other Operating (Income) Expense, Net

(dollars in millions)	2011	2010	2009
Other operating (income) expense, net	(17.7)	(1.0)	24.7

For the year 2011, other operating income and expense included $20.0 million of fiscal incentive income compared to $15.9 million in 2010 and $16.6 million in 2009.  These fiscal incentives are associated with net sales in South America and are included in flexible packaging segment operating profit. Other operating income and expense for the year 2011 also included $3.1 million of acquisition related expense, compared to $15.6 million of such charges in 2010.  During 2009, in addition to the fiscal incentive income, other operating income and expense included $44.8 million of acquisition related expenses.

Interest Expense

(dollars in millions)	2011	2010	2009
Interest expense	76.8	73.5	42.1
Effective interest rate	5.4%	5.8%	4.3%

Interest expense increased in 2011 compared to 2010 as a result of the October 2011 issuance of $400 million long-term notes. These funds were raised in anticipation of the repayment of our $300 million notes which will mature on April 1, 2012.  Interest expense increased in 2010 compared to 2009 due to the July 2009 issuance of $800 million of long-term notes as financing for the Alcan Packaging Food Americas acquisition.

Other Non-operating (Income) Expense, Net

(dollars in millions)	2011	2010	2009
Other non-operating (income) expense, net	(1.6)	—	(2.1)

During 2011, net other non-operating (income) expense included interest income and a gain on sales of excess land, partially offset by a foreign exchange loss of $1.8 million.  During 2010, net other non-operating income included interest income offset by foreign exchange losses.

Income Taxes

(dollars in millions)	2011	2010	2009
Income taxes	104.9	117.6	87.8
Effective tax rate	35.9%	35.9%	36.5%

The difference between our overall tax rate of 35.9 percent in 2011 and 2010, and 36.5 percent in 2009 and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes net of federal income tax benefits and the differences between tax rates in the various foreign jurisdictions in which we operate.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests primarily represent the outstanding preferred shares of Dixie Toga Ltda., our Brazilian flexible packaging subsidiary.  During the third quarter of 2011, we completed the purchase of the outstanding shares owned by the noncontrolling interest of Dixie Toga for approximately $90 million.

Liquidity and Capital Resources

Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 48.0 percent at December 31, 2011, compared to 38.9 percent at December 31, 2010.  Total debt increased from $1,286.5 million as of December 31, 2010 to $1,569.9 million as of December 31, 2011, principally due to acquisition financing.  In addition, equity balances decreased in 2011 reflecting changes in exchange rates used to translate foreign currency financial statements to the U.S. dollar.

Credit Rating

Our capital structure and financial practices have earned us investment grade credit ratings from two nationally recognized credit rating agencies.  These credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Cash Flow

Net cash provided by operations totaled $420.8 million for the year ended December 31, 2011, compared to $368.0 million in 2010 and $475.8 million in 2009.  Increases in working capital had a negative impact on cash provided by operations during the years presented.  Increasing raw material costs negatively impacted working capital levels during 2011 and 2010. Net cash provided by operations was reduced by voluntary pension contributions to our U.S. pension plans of $15.0 million, $15.0 million, and $30.0 million during 2011, 2010, and 2009, respectively.  Contributions to our defined benefit pension plans are expected to be approximately $65 million in 2012.

Net cash used in investing activities totaled $284.1 million for the year ended December 31, 2011, including the acquisition of both Shield Pack and Mayor Packaging.  This compares to cash used in investing activities in 2010 totaling $1.2 billion, reflecting the acquisition of Alcan Packaging Food Americas.  During 2009, we invested $30.3 million net cash in the acquisition of the South American rigid packaging operations of Huhtamaki Oyi.

Net cash used in financing activities for the year ended December 31, 2011 included common stock dividend payments of $101.8 million, the purchase of 5 million shares of our common stock for $161.1 million, and the purchase of the remaining shares of our Brazilian subsidiary, Dixie Toga, Ltda. owned by the noncontrolling interest for $89.7 million.  This compares to cash used for financing activities during the year ended December 31, 2010 that included common stock dividends of $101.9 million, the purchase of 1.5 million shares of our common stock for $45.8 million, and the purchase of subsidiary shares from noncontrolling interests of $15.9 million.  Net cash provided by financing activities in 2009 reflected the issuance of $800 million of public notes and 8.2 million of common shares issued in a secondary public stock offering.  The proceeds of these financing activities were used to fund the 2010 purchase of the Alcan Packaging Food Americas acquisition.

Available Financing

In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $46.5 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

Under the terms of our revolving credit agreement, we have the capacity to borrow up to $800 million.  This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  At December 31, 2011, there was no outstanding balance on the revolving credit facility.  If this revolving credit facility was no longer available to us and we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Public notes totaling $300 million are scheduled to mature in April 2012 and industrial revenue bonds totaling $8 million are scheduled to mature in November 2012.  These bonds have been classified as long term debt on the December 31, 2011 balance sheet in accordance with our ability and intent to refinance them with commercial paper.

Liquidity Outlook

On July 21, 2011, we amended our revolving credit facility to increase the total amount available from $625 million to $800 million and to extend the term from April 29, 2013 to July 21, 2016.  As of December 31, 2011, $54.5 million of outstanding debt was supported by this credit facility, leaving $745.5 million of available credit.  As of December 31, 2011 cash and cash equivalents outside of the United States was $36.9 million.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short term liquidity needs.

Capital Expenditures

Capital expenditures were $135.2 million during 2011, compared to $113.2 million in 2010, and $89.2 million in 2009.  Over the next several years, we expect average annual capital expenditures to be less than total annual depreciation and amortization expenses.  We expect to fund 2012 capital expenditures with cash provided by operating activities.

Dividends

We increased our quarterly cash dividend by 4.3 percent during the first quarter of 2011 to $0.24 per share from $0.23 per share.  This follows increases of 2.2 percent in 2010 and 2.3 percent in 2009.  In February 2012, the Board of Directors approved the 29th consecutive annual increase in the quarterly cash dividend on common stock to $0.25 per share, a 4.2 percent increase.

Share Repurchases

During 2011, we purchased 5.0 million shares of our common stock in the open market, compared to 1.5 million shares in 2010. No shares were repurchased during 2009.  As of December 31, 2011, we were authorized to purchase an additional 4.5 million shares of our common stock for the treasury.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2011.  Obligations under capital leases are insignificant.

	Contractual Payments Due by Period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$1,568.2	$321.4	$447.0	$—	$799.8
Interest expense (2)	441.0	73.2	125.9	90.0	151.9
Operating leases (3)	71.5	11.5	16.2	10.4	33.4
Purchase obligations (4)	248.6	237.2	2.2	0.3	8.9
Postretirement obligations (5)	73.4	30.5	13.0	11.5	18.4
Severance (6)	15.8	15.8	—	—	—
Total	$2,418.5	$689.6	$604.3	$112.2	$1,012.4

(1)         These amounts are included in our Consolidated Balance Sheet.  A portion of this debt is commercial paper backed by a bank credit facility that expires on July 21, 2016.  Certain amounts have been reflected as being due in less than one year even though they have been classified as long term in our Consolidated Balance Sheet.  These items include $300 million notes, $8 million IRB, and commercial paper and have been included in Long Term Debt in our Consolidated Balance Sheet in accordance with our ability and intent to refinance these items on a long-term basis.  See Note 14 to the Consolidated Financial Statements for additional information about our long term debt.

(2)         A portion of the interest expense disclosed is subject to variable interest rates.  The amounts disclosed above assume that future variable interest rates are equal to rates at December 31, 2011.

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

(5)         Postretirement obligations represent contracts or commitments for postretirement healthcare benefits and benefit payments for the unfunded Bemis Supplemental Retirement Plan.  See Note 11 to the Consolidated Financial Statements for additional information about our postretirement benefit obligations.

(6)         Severance costs relate to our facility consolidation program, which is further described in Note 2 and Note 4 to the Consolidated Financial Statements.

Pursuant to current authoritative accounting guidance, we have accrued income tax liabilities associated with uncertain tax positions.  These liabilities have been excluded from the table above due to the high degree of uncertainty as to amounts and timing regarding future payments.  See Note 16 of the Consolidated Financial Statements for additional information.

Market Risks and Foreign Currency Exposures

We enter into contractual arrangements (derivatives) in the ordinary course of business to manage foreign currency exposure and interest rate risks.  We do not enter into derivative transactions for speculative trading purposes.  Our use of derivative instruments is subject to internal policies that provide guidelines for control, counterparty risk, and ongoing reporting.  These derivative instruments are designed to reduce the income statement volatility associated with movement in foreign exchange rates and to achieve greater exposure to variable interest rates.

A portion of the interest expense on our outstanding debt is subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $455.0 million of variable rate debt outstanding (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap) would increase by $4.6 million.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2011 and 2010, we had outstanding forward exchange contracts with notional amounts aggregating $9.8 million and $12.0 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is recorded on the balance sheet within current liabilities and as an element of other operating (income) expense, net, which offsets the related transactions gains and losses on the related foreign denominated asset or liability.  Amounts recognized in income related to forward exchange contracts were $0.5 million income and $1.3 million income in the years ended December 31, 2011 and 2010, respectively.

Our business in Brazil held U.S. dollar denominated debt which created exposure to changes in currency rates when compared to its functional currency of the Brazilian real.  In order to hedge this exposure, we entered into currency swap contracts with maturities that matched the underlying debt, effectively converting a portion of the U.S. denominated debt to the local currency.  We had not designated these derivative instruments as hedging instruments.  There were no outstanding currency swap contracts as of December 31, 2011.  At December 31, 2010, the Company had outstanding currency swap contracts with notional amounts aggregating $86.4 million.  The net settlement amount (fair value) related to swap contracts was recorded on the balance sheet as either a current or long-term asset or liability and as an expense element of other non-operating (income) expense, net, which offset the related transaction gains or losses.  Amounts recognized in income related to these currency swaps were $6.6 million expense and $12.0 million expense in the years ended December 31, 2011 and 2010, respectively.

The Company enters into interest-rate swap contracts to economically convert a portion of the Company’s fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, the Company entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of the Company’s $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to the Company, which is recorded as a reduction in interest expense, was $1.6 million in 2011.  At December 31, 2011, the fair value of these interest rate swaps was $3.3 million, in the Company’s favor, using discounted cash flow or other appropriate methodologies, and is included in deferred charges and other assets with a corresponding increase in long-term debt.

The operating results of our international operations are recorded in local currency and translated into U.S. dollars for consolidation purposes.  The impact of foreign currency translation on net sales was an increase of $80.3 million and $62.1 million in 2011 and 2010, respectively.  Operating profit increased by approximately $6.1 million and $5.8 million in 2011 and 2010, respectively, as a result of foreign currency translation.

Shareholders’ equity includes adjustments to other comprehensive income for changes in currency translation for consolidated balance sheet accounts.  The impact of currency translation during 2011 was a decrease in shareholders’ equity totaling $112.9 million.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting estimates used in the preparation of our consolidated financial statements.

•                  The calculation of annual pension costs and related assets and liabilities; and

•                  The valuation and useful lives of intangible assets and goodwill.

Pension costs

Amounts related to our defined benefit pension plans that are recognized in our financial statements are determined on an actuarial basis.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  Net periodic pension cost recorded in 2011 was $28.6 million, compared to pension cost of $26.5 million in 2010 and $18.8 million in 2009.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets. For the year 2011, we maintained a target allocation to equity investments of 70 percent of total assets and an expected long-term rate of return on total U.S. pension plan assets of 8.25 percent.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based on our target asset allocation.  For the historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2011, our U.S. pension plan assets earned annualized rates of return of 3.7 percent, 6.4 percent, 7.4 percent, and 8.2 percent, respectively.  Using our U.S. target asset allocation of plan assets of 70 percent equity securities and 30 percent fixed income securities, our outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, we have determined our U.S. asset return assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2011, for our U.S. defined benefit pension plans we determined this rate to be 4.25 percent, a decrease of one percent from the 5.25 percent rate used at December 31, 2010.

For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

U.S.  Pension assumptions sensitivity analysis

Based on our current discount rate assumption of 4.25 percent and our expected rate of return on pension plan assets of 8.00 percent, we expect pension expense before the effect of income taxes for 2012 to be in a range of $45 million to $50 million.  The following charts depict the sensitivity of estimated 2012 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Total increase (decrease)
to pension expense
(dollars in millions)	from current assumptions
Discount rate
3.25 percent	$8.2
3.50 percent	6.0
3.75 percent	3.9
4.00 percent	1.9
4.25 percent — Current Assumption	0.0
4.50 percent	(1.9)
4.75 percent	(3.7)
5.00 percent	(5.4)
5.25 percent	(7.0)
Rate of Return on Plan Assets
7.00 percent	4.9
7.25 percent	3.6
7.50 percent	2.4
7.75 percent	1.2
8.00 percent — Current Assumption	0.0
8.25 percent	(1.2)
8.50 percent	(2.4)
8.75 percent	(3.6)
9.00 percent	(4.9)

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

Total increase (decrease) in Accumulated Other Comprehensive
(dollars in millions)	Income, net of taxes, from current assumptions
Discount rate
3.25 percent	$(101.9)
3.50 percent	(74.3)
3.75 percent	(48.3)
4.00 percent	(23.5)
4.25 percent — Current Assumption	0.0
4.50 percent	22.4
4.75 percent	43.7
5.00 percent	63.9
5.25 percent	83.2

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable.  The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $1.0 billion as of December 31, 2011.

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

New Accounting Pronouncements

There has been no new accounting guidance issued or effective during 2011 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with facility consolidation initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs related to plant closings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A “Risk Factors” of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is included in Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.  Based on a sensitivity analysis (assuming a 10 percent adverse change in market rates) of our foreign exchange, currency swaps, and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would not materially affect our consolidated financial position and liquidity.  The effect on our consolidated results of operations would be substantially offset by the impact of the hedged items.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2011.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.

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

Henry J. Theisen	Scott B. Ullem	Jerry S. Krempa
President and	Vice President and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bemis Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and of cash flow present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A in this Annual Report.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 29, 2012

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

For the years ended December 31,	2011	2010	2009

Net sales	$5,322,670	$4,835,042	$3,514,586
Cost of products sold	4,412,474	3,941,850	2,814,412

Gross profit	910,196	893,192	700,174

Operating expenses:
Selling, general, and administrative expenses	483,365	459,088	370,926
Research and development	38,751	34,338	24,342
Facility consolidation and other costs	38,357	—	—
Other operating (income) expense, net	(17,656)	(1,064)	24,683

Operating income	367,379	400,830	280,223

Interest expense	76,809	73,488	42,052
Other non-operating (income) expense, net	(1,653)	58	(2,139)

Income from continuing operations before income taxes	292,223	327,284	240,310

Provision for income taxes	104,900	117,600	87,800

Income from continuing operations	187,323	209,684	152,510

Income from discontinued operations, net of tax	—	1,782	—

Net income	187,323	211,466	152,510

Less: Net income attributable to noncontrolling interests	3,242	6,355	5,289

Net income attributable to Bemis Company, Inc.	$184,081	$205,111	$147,221

Amounts attributable to Bemis Company, Inc.:
Income from continuing operations, net of tax	$184,081	$203,329	$147,221
Income from discontinued operations, net of tax	—	1,782	—
Net income attributable to Bemis Company, Inc.	$184,081	$205,111	$147,221

Basic earnings per share:
Income from continuing operations	$1.73	$1.83	$1.38
Income from discontinued operations	—	0.02	—
Net income attributable to Bemis Company, Inc.	$1.73	$1.85	$1.38

Diluted earnings per share:
Income from continuing operations	$1.73	$1.83	$1.38
Income from discontinued operations	—	0.02	—
Net income attributable to Bemis Company, Inc.	$1.73	$1.85	$1.38

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share amounts)

As of December 31,	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$109,796	$60,404
Accounts receivable, net	665,402	637,738
Inventories	646,058	673,863
Prepaid expenses and other current assets	127,755	94,914
Total current assets	1,549,011	1,466,919

Property and equipment:
Land and land improvements	75,108	80,153
Buildings and leasehold improvements	608,422	591,407
Machinery and equipment	1,810,353	1,866,524
Total property and equipment	2,493,883	2,538,084
Less accumulated depreciation	(1,052,994)	(997,331)
Net property and equipment	1,440,889	1,540,753

Other long-term assets:
Goodwill	1,048,469	1,013,697
Other intangible assets, net	222,475	200,116
Deferred charges and other assets	59,600	64,346
Total other long-term assets	1,330,544	1,278,159
TOTAL ASSETS	$4,320,444	$4,285,831

LIABILITIES
Current liabilities:
Current portion of long-term debt	$13,411	$2,941
Short-term borrowings	1,740	6
Accounts payable	547,186	548,042
Accrued salaries and wages	95,774	103,024
Accrued income and other taxes	23,854	21,246
Total current liabilities	681,965	675,259

Long-term debt, less current portion	1,554,750	1,283,525
Deferred taxes	175,585	158,289
Other liabilities and deferred credits	326,041	241,326
Total liabilities	2,738,341	2,358,399

Commitments and contingencies

EQUITY
Bemis Company, Inc. shareholders’ equity:
Common stock, $.10 par value:
Authorized — 500,000,000 shares
Issued — 126,937,817 and 126,627,875 shares	12,694	12,663
Capital in excess of par value	532,441	568,035
Retained earnings	1,832,893	1,751,908
Accumulated other comprehensive income	(90,744)	91,117
Common stock held in treasury, 23,953,971 and 18,953,971 shares, at cost	(705,181)	(544,100)
Total Bemis Company, Inc. shareholders’ equity	1,582,103	1,879,623
Noncontrolling interests	—	47,809
TOTAL EQUITY	1,582,103	1,927,432

TOTAL LIABILITIES AND EQUITY	$4,320,444	$4,285,831

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the years ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$187,323	$211,466	$152,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,324	209,667	159,274
Excess tax benefit from share-based payment arrangements	(1,381)	(3,921)	(509)
Share-based compensation	16,349	18,395	19,020
Deferred income taxes	23,506	8,092	4,956
Income of unconsolidated affiliated company	(2,515)	(2,121)	(2,163)
Cash dividends received from unconsolidated affiliated company	4,338	—	—
Loss (gain) on sale of property and equipment	3,272	721	(1,149)
Non-cash facility consolidation and other activities	35,043	—	—
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(44,732)	(18,510)	16,704
Inventories	15,383	(92,060)	67,508
Prepaid expenses and other current assets	(36,112)	(22,183)	10,632
Accounts payable	(20,348)	22,550	15,034
Accrued salaries and wages	(5,738)	1,396	21,087
Accrued income and other taxes	1,375	3,900	14,854
Other current liabilities - discontinued operations	—	7,119	—
Changes in other liabilities and deferred credits	(1,588)	17,008	(21,488)
Changes in deferred charges and other assets	26,388	6,463	19,543
Net cash provided by operating activities	420,887	367,982	475,813

Cash flows from investing activities:
Additions to property and equipment	(135,238)	(113,208)	(89,154)
Business acquisitions and adjustments, net of cash acquired	(152,783)	(1,179,667)	(30,343)
Proceeds from sales of property and equipment	3,928	2,287	10,921
Net proceeds from sale of discontinued operations	—	75,192	—
Net cash used in investing activities	(284,093)	(1,215,396)	(108,576)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,860	17,868	823,088
Repayment of long-term debt	(11,843)	(51,601)	(24,154)
Net borrowing (repayment) of commercial paper	(114,707)	63,619	(240,295)
Net borrowing (repayment) of short-term debt	1,953	(8,797)	(10,894)
Cash dividends paid to shareholders	(101,834)	(101,884)	(96,595)
Proceeds from issuance of common stock	—	—	202,809
Common stock purchased for the treasury	(161,081)	(45,759)	—
Purchase of subsidiary shares of noncontrolling interests	(89,713)	(15,879)	—
Excess tax benefit from share-based payment arrangements	1,381	3,921	509
Stock incentive programs and related withholdings	(5,008)	(14,881)	(3,186)
Net cash provided by (used in) financing activities	(79,992)	(153,393)	651,282

Effect of exchange rates on cash and cash equivalents	(7,410)	(4,476)	3,714

Net increase (decrease) in cash and cash equivalents	49,392	(1,005,283)	1,022,233
Cash and cash equivalents balance at beginning of year	60,404	1,065,687	43,454

Cash and cash equivalents balance at end of year	$109,796	$60,404	$1,065,687

Supplemental disclosure of cash flow information
Business acquisitions, net of cash:
Working capital acquired, net	$25,734	$188,492	$(48)
Goodwill and intangible assets acquired	113,658	484,455	1,048
Fixed and other long-term assets	29,490	541,562	29,454
Deferred taxes and other liabilities	(16,099)	(34,842)	(111)
Cash used for acquisitions	$152,783	$1,179,667	$30,343

Interest paid during the year	$69,435	$72,381	$19,990
Income taxes paid during the year	$91,811	$107,680	$65,286

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands, except per share amounts)

Bemis Company, Inc. Shareholders

				Accumulated
		Capital In		Other	Common
	Common	Excess of	Retained	Comprehensive	Stock Held	Noncontrolling
	Stock	Par Value	Earnings	Income (Loss)	In Treasury	Interests	Total
Balance at December 31, 2008	$11,713	$345,982	$1,599,178	$(112,001)	$(498,341)	$36,012	$1,382,543

Net income			147,221			5,289	152,510
Unrecognized gain reclassified to earnings, net of tax $(337)				(526)			(526)
Translation adjustment				158,631		6,650	165,281
Pension and other postretirement liability adjustment, net of tax effect $(15,148)				26,353			26,353
Total comprehensive income							343,618
Cash dividends declared on common stock $0.90 per share			(96,595)				(96,595)
Stock incentive programs and related tax effects (340,549 shares)	34	(3,186)					(3,152)
Excess tax benefit from share-based compensation arrangements		1,856					1,856
Share-based compensation		20,604					20,604
Common stock issued (8,175,000 shares)	818	201,991					202,809
Balance at December 31, 2009	12,565	567,247	1,649,804	72,457	(498,341)	47,951	1,851,683

Net income			205,111			6,355	211,466
Unrecognized gain reclassified to earnings, net of tax $(337)				(527)			(527)
Translation adjustment				23,047		1,375	24,422
Pension and other postretirement liability adjustment, net of tax effect $(2,145)				(3,860)			(3,860)
Total comprehensive income							231,501
Cash dividends declared on common stock $0.92 per share			(103,007)				(103,007)
Stock incentive programs and related tax effects (981,364 shares)	98	(14,979)					(14,881)
Excess tax benefit from share-based compensation arrangements		5,379					5,379
Share-based compensation		18,395					18,395
Purchase of subsidiary shares from noncontrolling interests		(8,007)				(7,872)	(15,879)
Purchase of 1,531,200 shares of common stock for the treasury					(45,759)		(45,759)
Balance at December 31, 2010	12,663	568,035	1,751,908	91,117	(544,100)	47,809	1,927,432

Net income			184,081			3,242	187,323
Unrecognized gain reclassified to earnings, net of tax $(336)				(526)			(526)
Translation adjustment				(126,195)		2,041	(124,154)
Pension and other postretirement liability adjustment, net of tax effect $(37,904)				(66,804)			(66,804)
Total comprehensive income							(4,161)
Cash dividends declared on common stock $0.96 per share			(103,096)				(103,096)
Stock incentive programs and related tax effects (309,942 shares)	31	(5,039)					(5,008)
Excess tax benefit from share-based compensation arrangements		1,381					1,381
Share-based compensation		16,349					16,349
Purchase of subsidiary shares from noncontrolling interests		(48,285)		11,664		(53,092)	(89,713)
Purchase of 5,000,000 shares of common stock for the treasury					(161,081)		(161,081)
Balance at December 31, 2011	$12,694	$532,441	$1,832,893	$(90,744)	$(705,181)	$—	1,582,103

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION

Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Neenah, Wisconsin, the Company employs approximately 20,200 individuals and has 80 manufacturing facilities.  The Company manufactures and sells flexible packaging products and pressure sensitive materials throughout North America, Latin America, Europe, and Asia Pacific.

The Company’s business activities are organized around its two business segments, Flexible Packaging, which accounted for approximately 89 percent of 2011 net sales, and Pressure Sensitive Materials, which accounted for the remaining net sales.  The Company’s flexible packaging business has a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 66 percent of net sales.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  The classification of $15.9 million purchase of subsidiary shares from noncontrolling interests in the first quarter of 2010 was corrected from cash used in investing activities to cash used in financing activities for the year ended December 31, 2010.  This correction in classification did not have a material impact on previously issued statements of cash flows.  In addition, certain prior year amounts have been reclassified to conform to current year presentation.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $2.5 million, $2.1 million, and $2.2 million in 2011, 2010, and 2009 respectively, included in other operating (income) expense, net, on the accompanying consolidated statement of income.  Investments in joint ventures are included in deferred charges and other assets on the accompanying consolidated balance sheet.

Noncontrolling interests:  During the third quarter of 2011, the Company completed the purchase of the remaining shares owned by the noncontrolling interest of the Company’s Brazilian subsidiary, Dixie Toga, Ltda. (formerly Dixie Toga, S.A.), for approximately $90 million.

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

Translation of foreign currencies:  The Company considers the local currency to be the functional currency for substantially all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive income (loss) in shareholders’ equity.  Foreign currency transaction gains (losses) of $(1.9) million, $(0.9) million, and $1.4 million in 2011, 2010, and 2009 respectively, are included as a component of other operating (income) expense, net.  Additionally in 2011 and 2010, foreign currency transaction losses of $1.8 million and $2.6 million, respectively, are included as a component of other non-operating (income) expense, net.

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

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  The Company’s reserve for environmental liabilities at December 31, 2011 and 2010 was $7.5 million.  The Company made no adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for each of the years 2011, 2010, and 2009.  There were no third party reimbursements for any of the years presented.

Research and development:  Research and development expenditures are expensed as incurred.

Facility Consolidation and Other Costs:  Facility consolidation and other costs are recognized when the liability is incurred.  The Company calculates severance obligations based on its standard customary practices.  Accordingly, the Company records provisions for severance when probable and estimable and the Company has committed to the facility consolidation plan.  In the absence of a standard customary practice or established local practice for locations outside the U.S., liabilities for severance are recognized when incurred.  If fixed assets are to be disposed of as a result of the Company’s facility consolidation efforts, the assets are written off when the Company commits to dispose of them and they are no longer in use.  Depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used.  Other facility consolidation costs, including costs to relocate equipment, are generally recorded as the service is provided.

Estimates of facility consolidation and other program costs and related cash charges are based on the Company’s best estimates at December 31, 2011.  Although the Company does not anticipate significant changes, the actual costs may differ from estimates due to subsequent events.  As such, additional costs and further fixed asset write-downs may be required in future periods.

Cash and cash equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents include certificates of deposit that can be readily liquidated without penalty at the Company’s option.  Cash equivalents are carried at cost which approximates fair market value.

Accounts receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments.  The following factors are considered when determining the collectability of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $30.5 million and $27.5 million at December 31, 2011 and 2010, respectively.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized at December 31, as follows:

(in thousands)	2011	2010
Raw materials and supplies	$225,263	$242,847
Work in process and finished goods	420,795	431,016
Total inventories	$646,058	$673,863

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $203.1 million, $191.6 million, and $150.8 million, for 2011, 2010, and 2009 respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs which are capitalized during the construction of major capital projects totaled $0.1 million in 2011, $0.0 million in 2010, and $1.1 million in 2009.

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

The Company is in the process of developing and implementing a new Enterprise Resource Planning (ERP) system.  Certain costs incurred during the application development stage have been capitalized in accordance with authoritative accounting guidance related to accounting for costs of computer software developed or obtained for internal use.  These costs are amortized over the system’s estimated useful life as the ERP system is placed in service.  Capitalized costs for this new ERP system were $87 million and $85 million as of December 31, 2011 and 2010, respectively.

Goodwill:  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed at least annually for impairment and whenever there is an impairment indicator, using a fair-value based approach.  The Company conducts its annual impairment evaluation in the fourth quarter of each year.  No impairment was indicated for the years ended December 31, 2011, 2010, or 2009.  The recoverability of goodwill is measured using a two step process.  Step one of the test compared the fair value of each reporting unit to its book value.  Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one.

Intangible assets:  Contractual or separable intangible assets that have finite useful lives are amortized against income using the straight-line method over their estimated useful lives, with original periods ranging from one to 30 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.  The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator.  Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

Financial instruments:  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives not designated as hedging instruments are adjusted to fair value through income.  Depending on the nature of derivatives designated as hedging instruments, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.

Note 8 contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts, currency swap contracts, and interest rate swap arrangements.

Other liabilities and deferred credits:  Other liabilities and deferred credits balances include non-current pension and other postretirement liability amounts of $243.4 million and $157.8 million at December 31, 2011 and 2010, respectively.

Treasury stock:  Treasury stock purchases are stated at cost and presented as a separate reduction of shareholders’ equity.  During 2011, the Company purchased 5.0 million shares of common stock in the open market for $161.1 million.  During 2010, the Company purchased 1.5 million shares of common stock in the open market for $45.8 million.  At December 31, 2011, 4.5 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2011.

Note 3 — NEW ACCOUNTING GUIDANCE

Balance Sheet Disclosure — Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued new guidance that requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement.  The new guidance was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position.  The new guidance is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The adoption of the new guidance will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Goodwill Impairment Testing

In September 2011, the FASB issued new guidance intended to simplify goodwill impairment testing.  The new guidance allows an entity to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary.  This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012.  The adoption of this guidance will not have an impact on its consolidated financial position, results of operations, or cash flows.

Multiemployer Pension Plans

In September 2011, the FASB issued guidance requiring companies to provide additional disclosures related to multiemployer pension plans.  The disclosures are required to be made on an annual basis for all individually material plans.  Retrospective application of the disclosures is required.  This guidance is effective for fiscal years ending after December 15, 2011.  The adoption of the new guidance in the fourth quarter of 2011 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Comprehensive Income

In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  In December 2011, the FASB indefinitely deferred the guidance related to the presentation of reclassification adjustments.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The adoption of the new guidance in the first quarter of 2012 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Fair Value Measurements

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization and is effective for fiscal years and interim periods beginning after December 15, 2011.  The adoption of the new guidance in the first quarter of 2012 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 4— FACILITY CONSOLIDATION AND OTHER COSTS

During the fourth quarter of 2011, the Company initiated a facility consolidation program to improve efficiencies and reduce fixed costs. As a part of this program, both administrative and production workforce levels were reduced during the fourth quarter. The Company has also announced the planned closure of five facilities, two of which were completed by early January 2012. Most of the production from these five facilities will be transferred to other facilities.  The total estimated program costs of $83.4 million, the majority of which relate to our Flexible Packaging segment, include $28.5 million employee costs, $30.8 million fixed asset accelerated depreciation and writedowns, and $24.1 million other facility consolidation costs.

Charges associated with the facility consolidation and other costs totaled $38.4 million or $0.24 per share in the fourth quarter of 2011, including $26.3 million of employee-related costs including severance, pension and other termination benefits, $11.8 million of fixed assets accelerated depreciation and writedowns, and $0.3 million of other exit costs.  Included in the 2011 employee-related costs is a partial withdrawal liability provision which represents management’s best estimate for the cost to exit a multiemployer pension plan related to a facility which is scheduled to cease operations in 2012.  Management expects to recognize additional pre-tax charges related to these efforts of approximately $45 million over the next 15 months, primarily associated with accelerated depreciation, equipment relocation, and lease termination expenses.  Cash payments in 2012 are expected to be approximately $35 million.  The costs related to facility consolidation activities have been recorded on the consolidated statement of income as facility consolidation and other costs.

An analysis of the 2011 facility consolidation and other costs activity follows:

		Fixed		Total Facility
	Employee	Asset	Other	Consolidation
(in thousands)	Costs	Related	Costs	and Other Costs
2011 Activity
Total net expense accrued
Flexible Packaging	$23,115	$11,575	$242	$34,932
Pressure Sensitive	2,744	—	—	2,744
Corporate	445	234	—	679

Charges to accrual account
Flexible Packaging	(3,389)	(11,575)	(15)	(14,979)
Pressure Sensitive	(199)	—	—	(199)
Corporate	327	(234)	—	93
Reserve balance at December 31, 2011	$23,043	$—	$227	$23,270

Note 5 — ACQUISITIONS

Shield Pack

On December 1, 2011, the Company acquired the common stock of Shield Pack, LLC, a Louisiana manufacturer of high barrier liners for bulk container packaging.  The acquisition supports new market applications for bulk liquids and other products requiring barrier packaging.  The preliminary purchase price of approximately $44.5 million was paid in cash and is subject to customary post-closing adjustments.  The preliminary purchase price allocation resulted in goodwill of approximately $24.4 million.  The preliminary fair value of assets and liabilities acquired was $56.1 million and $11.6 million, respectively.

Mayor Packaging

On August 1, 2011, the Company acquired Mayor Packaging, a privately-owned manufacturer of consumer and specialty flexible packaging including a manufacturing facility in Dongguan, China.  The acquisition supports the Company’s strategy to enhance its presence in the Asia-Pacific region.  The purchase price of approximately $96.7 million was financed with commercial paper and is subject to customary post-closing adjustments.  Under the terms of the agreement, the Company may be required to make additional payments to the sellers of up to $13 million over three years if certain conditions are met.  These payments are recorded as compensation expense within selling, general and administrative expenses in the period accrued based on the likelihood of achieving these milestones.  The preliminary allocation of the purchase price resulted in approximately $42.6 million of goodwill.  The preliminary fair value of assets and liabilities acquired was $116.8 million and $20.1 million, respectively.

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

In compliance with regulatory requirements for approval of the transaction in the United States, the Company was obligated to divest a portion of the acquired business, which included two facilities.  This portion of the business was related primarily to sales of flexible packaging for retail natural cheese products and shrink bag packaging for fresh meat products.  The sale of this portion of the business was completed on July 13, 2010 as discussed in Note 6 — Discontinued Operations.  The 2009 annual net sales associated with the sold business were approximately $156 million.  Operating results associated with this sold business have been classified on the consolidated statement of income as income (loss) from discontinued operations, net of tax.

The total purchase price for the acquisition was as follows:

(in thousands)
Cash consideration	$1,210,491
Assumption of liabilities of seller	7,092
$1,217,583

Certain customary working capital adjustments were made to the purchase price in the first quarter of 2011.  The majority of the financing for this transaction was completed during the third quarter of 2009 through the issuance of $800.0 million of public notes and 8.2 million common shares issued in a secondary public stock offering.  The remaining cash purchase price was financed in the commercial paper market in advance of closing.  The Company incurred $59.4 million in acquisition-related fees which were recorded in other operating expense in the consolidated statement of income, of which $15.6 million were incurred in the year ended December 31, 2010 and $43.8 million were incurred in the year ended December 31, 2009.

The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition.  The allocation resulted in goodwill of approximately $353.3 million, which is attributed to business synergies and intangible assets that do not meet the criteria for separate recognition.  The Company expects that approximately $308.5 million of this goodwill will be deductible for tax purposes.  Other long-term assets include an adjustment of approximately $17.9 million to record assets related to the indemnity provisions of the sale and purchase agreement, and are primarily related to tax matters.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the acquisition date:

March 1,
(in thousands)	2010
Cash and cash equivalents	$22,090
Accounts receivable, net	145,874
Inventories	179,536
Prepaid expenses and other current assets	8,291
Working capital of discontinued operations	8,452
Property and equipment	458,846
Goodwill	353,296
Other intangible assets	130,300
Long-term assets of discontinued operations	63,985
Other long-term assets	19,693
Accounts payable	(125,678)
Accrued salaries and wages	(12,088)
Accrued income and other taxes	139
Deferred income taxes	(2,921)
Long-term liabilities	(32,232)
$1,217,583

The determination of fair value for acquired intangible assets was primarily based on the discounted expected cash flows.  The determination of useful life was based on historical acquisition experience, economic factors, and future cash flows of the assets acquired.  The amortization expense related to these intangible assets was $7.0 million and $9.1 million for the twelve months ended December 31, 2011 and December 31, 2010, respectively, using straight-line amortization.  The fair values and useful lives that have been assigned to the acquired identifiable intangible assets follow:

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

The following pro forma financial information for the year ended December 31, 2010 reflects the results of operations as if the acquisition of the Food Americas operations of Alcan Packaging had been completed on January 1, 2010.  No pro forma results are presented for the year ended December 31, 2011, as the results of the acquired company are included in the actual results.  Pro forma adjustments have been made for the elimination of sales of discontinued operations and changes in depreciation and amortization expenses related to the valuation of the acquired fixed and intangible assets and assumed liabilities at fair value, the addition of incremental interest costs related to debt used to finance the acquisition, and the tax benefits related to the increased costs.

(in thousands)	2010
Net sales
Pro forma	$5,030,956
As reported	4,835,042

Net income attributable to Bemis Company, Inc.
Pro forma	$211,947
As reported	205,111

Diluted earnings per share
Pro forma	$1.91
As reported	1.85

The pro forma financial information is presented for informational purposes only.  It is not necessarily indicative of what the Company’s results of operations actually would have been had the Company completed the acquisition as of the beginning of 2010, nor does it purport to project the future operating results of the Company.  It also does not reflect any cost savings, operating synergies or revenue enhancements that may be achieved nor the costs necessary to achieve those cost savings, operating synergies, revenue enhancements, or integration efforts.

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

Note 6 — DISCONTINUED OPERATIONS

As discussed in Note 5 - Acquisitions, the Company was obligated to divest a portion of the acquired Alcan Packaging Food Americas business in the United States in order to comply with regulatory requirements for approval of the transaction.  This portion of the business included two facilities and was primarily related to the production and sales of flexible packaging for retail natural cheese products and shrink bag packaging for fresh meat products.  The sale of this portion of the business was completed on July 13, 2010 for net cash proceeds of approximately $75.2 million.  Prior to the sale, the assets and liabilities for these operations were segregated as assets and liabilities of discontinued operations on the Company’s consolidated balance sheet.  The pre-sale goodwill and intangible assets values were adjusted to reflect the Company’s updated estimate of fair value of the assets of the discontinued operations less estimated selling costs as of March 1, 2010. This resulted in no gain or loss on the sale of discontinued operations.

From the March 1, 2010, date of the Food Americas acquisition, through the July 13, 2010 sale date, the operating results associated with this portion of the acquired business were classified as discontinued operations.  In accordance with current accounting guidance, income from discontinued operations does not include depreciation or amortization expense.  The operating results of the discontinued operations from the March 1, 2010 acquisition date through July 13, 2010 included in the consolidated financial statements for the year ended December 31, 2010 follow:

(in thousands)	2010
Net sales	$54,950

Income (loss) before income taxes	$2,782
Provision for income taxes	(1,000)
Income (loss) from discontinued operations, net of tax	$1,782

Note 7 — FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2011 and 2010, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

Fair value disclosures are classified based on the fair value hierarchy.  Level 1 fair value measurements represent exchange-traded securities which are valued at quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.  Level 2 fair value measurements are determined using input prices that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.  Level 3 fair value measurements are determined using unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

The fair value measurements of the Company’s long-term debt, including current maturities, primarily represent exchange-traded securities which are valued at quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access as of the reporting date.  The carrying values and estimated fair values of long-term debt, including current maturities, at December 31, 2011 and 2010 follow:

	December 31, 2011		December 31, 2010
	Carrying	Fair Value	Carrying	Fair Value
(in thousands)	Value	(Level 2)	Value	(Level 2)
Total long-term debt	$1,567,532	$1,702,373	$1,285,674	$1,388,019

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

	Fair Value	Fair Value
	As of	As of
	December 31, 2011	December 31, 2010
(in thousands)	(Level 2)	(Level 2)
Currency swaps — net asset (liability) position	$—	$(1,368)
Forward exchange contracts — net asset (liability) position	(3)	13
Interest rate swaps — net asset (liability) position	3,268	—

Note 8 — DERIVATIVE INSTRUMENTS

The Company enters into derivative transactions to manage exposures arising in the normal course of business.  The Company does not enter into derivative transactions for speculative or trading purposes.  The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives not designated as hedging instruments are adjusted to fair value through income.  Depending on the nature of derivatives designated as hedging instruments, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized.  Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2011, and December 31, 2010, the Company had outstanding forward exchange contracts with notional amounts aggregating $9.8 million and $12.0 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating (income) expense, net, which offsets the related transaction gains or losses.

The Company entered into currency swap contracts to manage changes in the fair value of U.S. dollar denominated debt held in Brazil.  The contracts effectively converted a portion of that debt to the functional currency of its Brazilian operation.  These currency swap contracts generally had maturities that matched the maturities of the underlying debt.  The Company had not designated these derivative instruments as hedging instruments.  There were no outstanding currency swap contracts as of December 31, 2011.  At December 31, 2010, the Company had outstanding currency swap contracts with notional amounts aggregating $86.4 million.  The fair value related to swap contracts was recorded on the balance sheet as either a current or long-term asset or liability and as an element of other non-operating (income) expense, net, which offset the related transaction gains or losses.

The Company enters into interest-rate swap contracts to economically convert a portion of the Company’s fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, the Company entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of the Company’s $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to the Company, which is recorded as a reduction in interest expense, was $1.6 million in 2011.  At December 31, 2011, the fair value of these interest rate swaps was $3.3 million, in the Company’s favor, using discounted cash flow or other appropriate methodologies, and is included in deferred charges and other assets with a corresponding increase in long-term debt.

The Company is exposed to credit loss in the event of non-performance by counterparties in forward exchange contracts, currency swaps, and interest-rate swap contracts.  Collateral is generally not required of the counterparties or of the Company.  In the event a counterparty fails to meet the contractual terms of a currency swap or forward exchange contract, the Company’s risk is limited to the fair value of the instrument.  The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.  The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at December 31, 2011 and December 31, 2010 are presented in the table below:

		Fair Value	Fair Value
		As of	As of
(in thousands)	Balance Sheet Location	December 31, 2011	December 31, 2010
Asset Derivatives
Forward exchange contracts — not designated as hedge	Accounts receivable	$57	$90
Interest rate swaps — designated as hedge	Deferred charges and other investments	3,268	—
Total asset derivatives		$3,325	$90

Liability Derivatives
Currency swaps — not designated as hedge	Accounts payable	$—	$1,368
Forward exchange contracts — not designated as hedge	Accounts payable	60	77
Total liability derivatives		$60	$1,445

The income statement impact of derivatives not designated as hedging instruments for the years ended December 31, 2011 and 2010 are presented in the table below:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
	Recognized in Income	in Income on Derivatives
(in thousands)	on Derivatives	2011	2010
Forward exchange contracts	Other operating (income) expense, net	$451	$1,288
Currency swap contracts	Other non-operating (income) expense, net	(1,802)	(5,918)
Total		$(1,351)	$(4,630)

Note 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

	Flexible Packaging	Pressure Sensitive
(in thousands)	Segment	Materials Segment	Total
Reported balance at December 31, 2009	$594,298	$52,554	$646,852

Acquisition Adjustments	354,154		354,154
Currency translation	12,587	104	12,691
Reported balance at December 31, 2010	961,039	52,658	1,013,697

Acquisition Adjustments	66,161		66,161
Currency translation	(31,162)	(227)	(31,389)
Reported balance at December 31, 2011	$996,038	$52,431	$1,048,469

The components of amortized intangible assets follow:

	December 31, 2011		December 31, 2010
(in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$20,793	$(13,571)	$15,447	$(12,468)
Technology based	91,269	(35,287)	92,149	(29,629)
Marketing related	26,304	(13,868)	26,833	(13,253)
Customer based	200,989	(54,154)	168,115	(47,078)
Reported balance	$339,355	$(116,880)	$302,544	$(102,428)

Amortization expense for intangible assets during 2011, 2010, and 2009 was $18.1 million, $18.9 million, and $9.3 million respectively.  Estimated annual amortization expense is $18.4 million for 2012, $17.8 million for 2013, and $16.6 million for each of the years 2014 through 2016.

The Company completed its annual impairment tests in the fourth quarter of 2011 with no indications of impairment of goodwill found.  The Company does not have any accumulated impairment losses.

Note 10 — PENSION PLANS

Total multiemployer plan, defined contribution, and defined benefit pension expense in 2011, 2010, and 2009 was $41.9 million, $44.8 million, and $29.1 million, respectively.  The Company sponsors 401(k) savings plans (a defined contribution plan) for substantially all U.S. employees.  The Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next six percent of eligible compensation for the plans that include a company match.  Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2011, 2010, and 2009 were $8.8 million, $8.2 million, and $6.6 million, respectively.

Effective January 1, 2006, the Company’s U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population.  For those employees impacted, future pension benefits were replaced with the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  Total contribution expense for BIPSP and other defined contribution plans (including a multiemployer defined contribution plan ) was $11.8 million in 2011, $17.0 million in 2010, and $9.5 million in 2009.  Defined benefit multiemployer plans cover employees at four different manufacturing locations and provide for contributions to union administered defined benefit pension plans.  Amounts charged to pension cost and contributed to the multiemployer plans in 2011, 2010, and 2009 totaled $1.5 million, $1.3 million, and $0.8 million, respectively.

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

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2011, 2010, and 2009:

(in thousands)	2011	2010	2009
Service cost - benefits earned during the year	$13,460	$12,876	$12,584
Interest cost on projected benefit obligation	35,267	34,484	33,776
Expected return on plan assets	(40,332)	(39,863)	(40,780)
Settlement gain	(3,283)	(6)	(5)
Curtailment gain	(2,200)	—	—
Amortization of unrecognized transition obligation	248	236	247
Amortization of prior service cost	2,078	2,592	2,367
Recognized actuarial net loss	23,383	16,221	10,594
Net periodic pension cost	$28,621	$26,540	$18,783

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2011 and 2010, were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$612,346	$553,358	$69,575	$70,099
Service cost	10,484	10,066	2,976	2,811
Interest cost	31,409	30,992	3,859	3,492
Participant contributions	—	—	562	542
Plan amendments	512	315	—	—
Plan settlements	—	—	(3,634)	(1,157)
Plan curtailments	—	—	(2,987)	—
Benefits paid	(26,974)	(25,531)	(3,492)	(3,509)
Actuarial loss	100,780	43,146	4,011	938
Transfer in	—	—	7,224	—
Foreign currency exchange rate changes	—	—	(1,931)	(3,641)
Benefit obligation at the end of the year	$728,557	$612,346	$76,163	$69,575

Accumulated benefit obligation at the end of the year	$681,561	$572,965	$59,973	$57,790

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2011	2010	2011	2010
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$476,899	$434,006	$52,260	$50,554
Actual return on plan assets	15,047	52,302	1,955	5,131
Employer contributions	16,426	16,122	3,294	3,063
Participant contributions	—	—	562	542
Plan settlements	—	—	—	(1,189)
Acquisition	—	—	5,531	—
Benefits paid	(26,974)	(25,531)	(3,492)	(3,509)
Foreign currency exchange rate changes	—	—	(1,482)	(2,332)
Fair value of plan assets at the end of the year	$481,398	$476,899	$58,628	$52,260

Funded (unfunded) status at year end:	$(247,159)	$(135,447)	$(17,535)	$(17,315)

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2011	2010	2011	2010
Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$—	$—	$158	$117
Accrued benefit liability, current	(29,837)	(1,863)	(299)	(314)
Accrued benefit liability, non-current	(217,322)	(133,584)	(17,394)	(17,118)
Sub-total	(247,159)	(135,447)	(17,535)	(17,315)
Deferred tax asset	129,052	93,907	4,084	2,559
Accumulated other comprehensive loss (income)	217,992	155,792	6,899	4,245
Net amount recognized in consolidated balance sheet	$99,885	$114,252	$(6,552)	$(10,511)

Accumulated other comprehensive income related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in thousands)	2011	2010	2011	2010
Unrecognized net actuarial losses	$341,284	$242,441	$8,594	$4,033
Unrecognized net prior service costs	5,760	7,258	558	642
Unrecognized net transition costs	—	—	1,831	2,129
Tax benefit	(129,052)	(93,907)	(4,084)	(2,559)
Accumulated other comprehensive loss (income), end of year	$217,992	$155,792	$6,899	$4,245

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2012 are as follows:

		Non-U.S.
(in thousands)	U.S. Pension Plans	Pension Plans
Net actuarial losses	$28,249	$230
Net prior service costs	1,466	66
Net transition costs	—	256
Total	$29,715	$552

The accumulated benefit obligation for all defined benefit pension plans was $741.5 million and $630.8 million at December 31, 2011, and 2010, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2011 and 2010.

	Projected Benefit Obligation				Accumulated Benefit Obligation
	Exceeds the Fair Value of Plan’s Assets				Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Projected benefit obligation	$728,557	$612,346	$76,163	$67,064	$728,557	$612,346	$34,777	$36,704
Accumulated benefit obligation	681,561	572,965	59,973	55,279	681,561	572,965	25,328	26,681
Fair value of plan assets	481,398	476,899	58,628	49,632	481,398	476,899	21,177	19,884

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax purposes.  The employer contributions for the years ended December 31, 2011 and 2010, were $19.7 million and $19.2 million, respectively.  Total expected cash contributions for 2012 are $65.2 million which are expected to satisfy plan and regulatory funding requirements.

For each of the years ended December 31, 2011 and 2010, the U.S. pension plans represented approximately 89 percent of the Company’s total plan assets and approximately 90 percent of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans are separately presented and discussed below.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2011	2010	2011	2010
Weighted-average discount rate	4.25%	5.25%	4.68%	5.13%
Rate of increase in future compensation levels	4.25%	4.25%	3.73%	3.73%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2011	2010	2009	2011	2010	2009
Weighted-average discount rate	5.25%	5.75%	6.00%	5.28%	5.42%	5.82%
Expected return on plan assets	8.25%	8.25%	8.25%	6.34%	6.25%	6.16%
Rate of increase in future compensation levels	4.25%	4.25%	4.25%	3.93%	3.90%	3.90%

The Pension Investment Committee appointed by the Company’s Board of Directors is responsible for overseeing the investments of the pension plans.  The overall investment strategy is to achieve a long-term rate of return that maintains an adequate funded ratio and minimizes the need for future contributions through diversification of asset types, investment strategies, and investment managers.  A target asset allocation policy is used to balance investments in equity securities with investments in fixed income securities.  The majority of pension plan assets relate to U.S. plans and employ a target asset allocation of 70 percent equity securities and 30 percent fixed income securities.  Equity securities primarily include investments in diversified portfolios of domestic large cap and small cap companies.  Fixed income securities include diversified investments across a broad spectrum of primarily investment-grade debt securities.

The pension plan assets measured at fair value at December 31, 2011 and December 31, 2010 follow:

	2011
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Prices			Quoted Prices
	In Active	Significant		In Active	Significant
	Markets for	Other	Significant	Markets for	Other	Significant
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,609	$10,192	$—	$—	$—	$—
Corporate debt securities	—	65,661	2,653	—	—	—
U.S. Government debt securities	18,362	40,736	—	—	—	—
State and municipal debt securities	—	12,955	—	—	—	—
Corporate common stock	265,075	19,575	—	—	—	—
Registered investment company funds (a)	23,779	—	—	35,481	—	—
Common trust funds (b)	—	20,801	—	—	4,091	—
General insurance account (c)	—	—	—	—	—	19,055
Balance at December 31, 2011	$308,825	$169,920	$2,653	$35,481	$4,091	$19,055

	2010
	U.S. Pension Plans *			Non-U.S. Pension Plans
	Quoted Prices			Quoted Prices
	In Active	Significant		In Active	Significant
	Markets for	Other	Significant	Markets for	Other	Significant
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,239	$11,796	$—	$—	$—	$—
Corporate debt securities	—	60,529	598	—	—	—
U.S. Government debt securities	—	48,989	1,037	—	—	—
State and municipal debt securities	—	12,801	—	—	—	—
Corporate common stock	294,886	—	—	—	—	—
Registered investment company funds (a)	29,092	—	—	29,748	—	—
Common trust funds (b)	—	19,489	—	—	4,278	—
General insurance account (c)	—	—	—	—	—	18,234
Balance at December 31, 2010	$327,217	$153,604	$1,635	$29,748	$4,278	$18,234

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

* The table presenting the fair value of plan assets as of December 31, 2010, does not include a liability related to the U.S. pension plans’ participation in a securities lending program.  The securities lending program authorized the pension plan trustee to lend securities, which are assets of the pension plans, to approved borrowers.  The trustee requires that borrowers, pursuant to a securities lending agreement, deliver collateral to secure each loan.  Cash collateral received was invested in collateral funds comprised primarily of high quality, short-term investments.  As of December 31, 2010, the value of the loans outstanding exceeded the value of the invested collateral by $5.6 million.  At December 31, 2011, the Company was no longer participating in the securities lending program.

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 follows:

	U.S. Govt.	Corporate	General
	Debt	Debt	Insurance
(in thousands)	Securities	Securities	Account
Fair value of plan assets at December 31, 2009	$7,981	$2,767	$19,728
Actual return on plan assets	31	28	1,033
Purchases, sales and settlements, net	—	(32)	(1,097)
Transfers into (out of) Level 3 *	(6,975)	(2,165)	—
Foreign currency exchange rate changes	—	—	(1,430)
Fair value of plan assets at December 31, 2010	$1,037	$598	$18,234
Actual return on plan assets	—	854	1,254
Purchases, sales and settlements, net	—	671	249
Transfers into (out of) Level 3 *	(1,037)	530	—
Foreign currency exchange rate changes	—	—	(682)
Fair value of plan assets at December 31, 2011	$—	$2,653	$19,055

* Transfers into and out of Level 3 are due to availability of observable market data for the same or similar securities.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	U.S. Pension Plans	Non-U.S. Pension Plans
2012	$57,841	$1,910
2013	31,660	4,062
2014	40,198	4,151
2015	36,928	3,526
2016	39,191	8,198
Years 2017-2021	204,720	17,063

As of January 1, 2012, the expected long-term annual rate of return on plan assets was assumed to be 8.00 percent, which is a reduction of 0.25 percent from the Company’s January 1, 2011 assumption.  To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, 20, and 25 years ended December 31, 2011, the Company’s pension plan assets have earned annualized rates of return of 3.7 percent, 6.4 percent, 7.4 percent, and 8.2 percent, respectively.  Using the Company’s 2012 target asset allocation for plan assets of 60 percent equity securities and 40 percent fixed income securities, the Company’s outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, the Company has determined these assumptions to be reasonable.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of its U.S. pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company looks to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  For the years ended December 31, 2011 and 2010, the Company determined this rate to be 4.25 percent and 5.25 percent, respectively.  For non-U.S. pension plans, similar methodologies are followed in determining the appropriate expected rates of return on assets and discount rates to be used in the actuarial calculations in each individual country.

Note 11 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several defined postretirement benefit plans that cover a majority of salaried and a portion of nonunion hourly employees.  These plans provide health care benefits and, in some instances, provide life insurance benefits.  Postretirement health care plans are contributory, with retiree contributions adjusted annually.  Life insurance plans are noncontributory.

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2011, 2010, and 2009:

(in thousands)	2011	2010	2009
Service cost - benefits earned during the year	$327	$305	$224
Interest cost on accumulated postretirement benefit obligation	440	446	610
Amortization of prior service (credit)	(642)	(750)	(454)
Recognized actuarial net (gain)	(436)	(464)	(524)
Net periodic postretirement benefit (income)	$(311)	$(463)	$(144)

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2011 and 2010, are as follows:

(in thousands)	2011	2010
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$7,807	$9,987
Service cost	327	305
Interest cost	440	446
Participant contributions	582	534
Plan amendments	946	(1,791)
Actuarial (gain) or loss	1,158	(6)
Benefits paid	(1,844)	(1,668)
Benefit obligation at the end of the year	$9,416	$7,807

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$—	$—
Employee contributions	582	534
Employer contribution	1,262	1,134
Benefits paid	(1,844)	(1,668)
Fair value of plan assets at the end of the year	$—	$—

Funded (unfunded) status at year end:	$(9,416)	$(7,807)

(in thousands)	2011	2010
Amount recognized in consolidated balance sheet consists of:
Accrued benefit liability, current	$(707)	$(677)
Accrued benefit liability, non-current	(8,710)	(7,130)
Deferred tax liability	(3,080)	(4,311)
Accumulated other comprehensive income	(5,202)	(7,153)
Net amount recognized in consolidated balance sheet	$(17,699)	$(19,271)

Accumulated other comprehensive income related to other postretirement benefit plans is as follows:

(in thousands)	2011	2010
Unrecognized net actuarial losses (gains)	$(4,589)	$(6,183)
Unrecognized net prior service costs (benefits)	(3,693)	(5,281)
Tax expense (benefit)	3,080	4,311
Accumulated other comprehensive loss (income), end of year	$(5,202)	$(7,153)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2012 are as follows:

(in thousands)
Net actuarial (gains) losses	$(304)
Net prior service costs (benefits)	(643)
Total	$(947)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Benefit Payments
2012	$706
2013	676
2014	702
2015	724
2016	736
Years 2017-2021	4,012

The employer contributions for the years ended December 31, 2011 and 2010, were $1.2 million and $1.1 million, respectively.  The expected contribution for 2012 is $0.7 million which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 8.0 percent for 2011 and was 8.5 percent for 2010; each year’s estimated rate was assumed to decrease gradually to 5.0 percent and remain at that level thereafter.  The annual incremental decrease was assumed to be one-half percent for both 2011 and 2010.  A one-percentage point change in assumed health care trends would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components for 2011	$4	$(3)
Effect on postretirement benefit obligation at December 31, 2011	65	(60)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2011 and 2010 were 4.25 percent and 5.25 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost was 5.25 percent, 5.75 percent, and 6.00 percent for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 12 — MULTIEMPLOYER DEFINED BENEFIT PENSION PLANS

The Company contributes to three multiemployer defined benefit pensions plans under the terms contained in four collective bargaining agreements.  The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a.               Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.              If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.               If the Company chooses to stop participating in a multiemployer plan, the Company may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company recorded charges related to the partial withdrawal from the GCIU — Employer Retirement Fund as part of its facility consolidation activities. The expense recorded represents the Company’s best estimate of the expected partial withdrawal liability.  There were no similar charges recorded for the years ended December 31, 2010 and 2009.  While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multiemployer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position, or cash flows.

The Company’s participation in these plans for the annual period ended December 31, 2011, 2010, and 2009 is outlined in the table below.

									Expiration
Multiemployer		Pension Protection		FIP/RP	Company Contributions				Date of
Pension	EIN/Pension	Act Zone Status		Status	(in thousands)			Surcharge	Bargaining
Fund	Plan Number	2011	2010	Implemented	2011	2010	2009	Imposed	Agreement
Central States
Southeast and
Southwest Areas	36-6044243/001	Red	Red	Yes	$859	$782	$711	No	5/15/12
Pension Fund

Warehouse
Employees Local
169 & Employers	23-6230368/001	Red	Red	Yes	76	66	62	Yes	5/31/12
Joint Pension
Fund

GCIU — Employer	91-6024903/001	Red	Red	Yes	519	478	N/A	Yes	07/31/12-
Retirement Fund									04/30/13(a)
					$1,454	$1,326	$773

(a)  The Company is party to two significant collective-bargaining agreements that require contributions to GCIU - Employer Retirement Fund.  The agreement for the Company’s Newark, CA facility expires on July 31, 2012 and the agreement for the Company’s Minneapolis, MN facility expires on April 30, 2013.

The “EIN Number” column provides the Employer Identification Number (EIN).  Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2011 and 2010 is for the plan’s year-end at December 31, 2010 and December 31, 2009, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Implemented” column indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) has been implemented.

Note 13 — STOCK INCENTIVE PLANS

The Company’s 2007 (adopted in 2006) Stock Incentive Plan provides for the issuance of up to 6,000,000 shares of common stock to certain employees.  The plan expires 10 years after its inception, at which point no further stock options or performance units (commonly referred to as stock awards) may be granted.  As of December 31, 2011, 2010, and 2009, respectively, 4,378,338, 4,541,522, and 5,674,004 shares were available for future grants under these plans.  Shares forfeited by an employee become available for future grants.

Stock Options

Stock options have not been granted since 2003 and all stock options outstanding at December 31, 2011 are fully vested.  Stock options were granted at prices equal to fair market value on the date of the grant and are exercisable, upon vesting, over varying periods up to ten years from the date of grant.  Stock options for directors vested immediately, while options for Company employees generally vested over three years (one-third per year).  Details of the exercisable stock options are presented in the table below:

	Aggregate		Per Share	Weighted-Average
	Intrinsic	Number of	Option Price	Exercise Price
(dollars in thousands, except per share amounts)	Value	Options	Range	Per Share
Exercisable at December 31, 2008	$5,467	1,389,338	$15.86 - $26.95	$19.75

Exercised in 2009	$4,906	(563,156)	$15.86 - $17.44	$17.40
Exercisable at December 31, 2009	$6,860	826,182	$16.78 - $26.95	$21.35

Exercised in 2010	$5,988	(575,236)	$16.78 - $24.82	$19.87
Exercisable at December 31, 2010	$1,991	250,946	$22.04 - $26.95	$24.72

Exercised in 2011	$1,389	(173,506)	$22.04 - $25.22	$24.65
Exercisable at December 31, 2011	$402	77,440	$24.82 - $26.95	$24.88

The weighted-average remaining contractual life of the outstanding and exercisable options at December 31, 2011 was 1.0 years.

Stock Awards

Distribution of stock awards is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the stock award grant.  Stock awards for directors vest immediately.  All other stock awards granted under the plans are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  Approximately 38 percent of the stock awards granted in 2011 and 18 percent of stock awards granted in 2010 are also subject to the degree to which specified total shareholder return conditions are satisfied.  In addition, cash payments are made during the vesting period on the outstanding stock awards granted prior to January 1, 2010, equal to the dividend on the Company’s common stock.  Cash payments equal to dividends on awards made on or after January 1, 2010, will be distributed at the same time as the shares of common stock to which they relate.  The cost of the award is based on the fair market value of the stock on the date of grant and is charged to income over the requisite service period.  Total compensation expense related to stock incentive plans was $16.3 million in 2011, $18.4 million in 2010, and $19.0 million in 2009.

As of December 31, 2011, the unrecorded compensation cost for stock awards was $33.6 million and will be recognized over the remaining vesting period for each grant which ranges between 2012 and 2015.  The remaining weighted-average life of all stock awards outstanding as of December 31, 2011 was 2.1 years.  These awards are considered equity-based awards and are therefore classified as a component of additional paid-in capital.

The following table summarizes stock awards unit activity for the three years ended December 31, 2011:

	2011	2010	2009
Outstanding units granted at the beginning of the year	3,158,335	3,303,137	3,342,414
Units Granted	357,791	1,344,084	285,470
Units Paid (in shares)	(406,711)	(1,277,284)	(280,858)
Units Canceled	(218,117)	(211,602)	(43,889)
Outstanding units granted at the end of the year	2,891,298	3,158,335	3,303,137

Aggregate intrinsic value at year end of outstanding awards, in thousands	$86,970	$103,053	$97,938

Note 14 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in thousands)	2011	2010
Commercial paper payable through 2012 at a weighted-average interest rate of 0.4%	$46,500	$158,750
Notes payable in 2012 at an interest rate of 4.875%	300,000	300,000
Industrial revenue bond payable in 2012 at an interest rate of 1.6%	8,000	8,000
Notes payable in 2014, at an interest rate of 5.65% less unamortized discount of $349 and $484, respectively	399,651	399,516
Notes payable in 2019, at an interest rate of 6.8% less unamortized discount of $938 and $1,061, respectively	399,062	398,939
Notes payable in 2021, at an interest rate of 4.5% includes $3,268 fair value of interest rate swap, less unamortized discount of $2,534	400,734	—
Debt of subsidiary companies payable through 2013 at interest rates of 7.3% to 20.6%	13,585	20,469
Obligations under capital leases	629	792

Total debt	1,568,161	1,286,466
Less current portion	13,411	2,941
Total long-term debt	$1,554,750	$1,283,525

The commercial paper, $300 million notes, and Industrial Revenue Bond, all due in 2012, have been classified as long-term debt, to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2011, was 0.4 percent.  The maximum outstanding during 2011 was $574.5 million, and the average outstanding during 2011 was $289.8 million.  The weighted-average interest rate during 2011 was 0.4 percent.

As of December 31, 2011, the Company had available from its banks an $800 million revolving credit facility.  This credit facility is used principally as back-up for the Company’s commercial paper program and expires on July 21, 2016.  The revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of the Company’s international subsidiaries.

On July 27, 2009, the Company issued $400 million of notes due in 2014 with a fixed interest rate of 5.7 percent and $400 million of notes due in 2019 with a fixed interest rate of 6.8 percent.  The proceeds of these notes were used as partial funding of the acquisition of the Alcan Packaging Food Americas business.

On October 4, 2011, the Company issued $400 million of notes due in 2021 with a fixed interest rate of 4.5 percent. The Company used the net proceeds of the notes to repay outstanding commercial paper and for general corporate purposes.  The Company intends to fund the repayment of its $300 million aggregate principal amount of 4.875 percent notes due April 1, 2012 with the proceeds from additional commercial paper issuances.  Concurrent with the issuance, the Company entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of the Company’s $400 million 4.5 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to the Company, which is recorded as a reduction in interest expense, was $1.6 million in 2011.  At December 31, 2011, the fair value of these interest rate swaps was $3.3 million, in the Company’s favor, using discounted cash flow or other appropriate methodologies, and is included in deferred charges and other assets with a corresponding increase in long-term debt.

The industrial revenue bond has a variable interest rate which is determined weekly by a “Remarketing Agent” based on similar debt then available.  The interest rate at December 31, 2011, was 1.6 percent and the weighted-average interest rate during 2011 was 1.7 percent.

Long-term debt maturing in years 2012 through 2016 is $321.4 million, $47.1 million, $399.8 million, $0 million, and $0 million, respectively.  Certain of these amounts have been classified as long term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long term basis.  The Company is in compliance with all debt covenants.

Note 15 — LEASES

The Company has leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that expire at various times over the next 90 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $17.8 million in 2011, $13.9 million in 2010, and $10.6 million in 2009.

Minimum future obligations on leases in effect at December 31, 2011, were:

Operating
(in thousands)	Leases
2012	$11,495
2013	9,137
2014	7,094
2015	5,745
2016	4,642
Thereafter	33,379
Total minimum obligations	$71,492

Note 16 — INCOME TAXES

(in thousands)	2011	2010	2009
U.S. income before income taxes	$188,641	$221,576	$148,447
Non-U.S. income before income taxes	103,582	105,708	91,863
Income before income taxes	$292,223	$327,284	$240,310

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$49,310	$70,894	$51,921
Foreign	31,225	28,689	26,019
State and local	859	9,925	4,904
Total current tax expense	81,394	109,508	82,844
Deferred tax expense:
U.S. federal	13,267	2,017	(22)
Foreign	5,126	5,734	4,232
State and local	5,113	341	746
Total deferred tax expense	23,506	8,092	4,956
Total income tax expense	$104,900	$117,600	$87,800

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(in thousands)	2011	2010
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$9,511	$7,458
Inventories, principally due to additional costs inventoried for tax purposes	25,890	17,949
Employee compensation and benefits accrued for financial reporting purposes	141,228	99,487
Foreign net operating losses	22,524	18,910
Foreign tax credits	9,001	6,650
Other	4,583	3,706
Total deferred tax assets	212,737	154,160
Less valuation allowance	(31,590)	(29,682)
Total deferred tax assets, after valuation allowance	$181,147	$124,478

(in thousands)	2011	2010
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$149,002	$137,560
Goodwill and intangible assets, principally due to differences in amortization	129,205	86,313
Other	3,546	60
Total deferred tax liabilities	281,753	223,933

Deferred tax liabilities, net	$100,606	$99,455

The net deferred tax liabilities are reflected in the balance sheet as follows:

(in thousands)	2011	2010
Deferred tax assets (included in prepaid expense and other current assets)	$74,979	$58,834
Deferred tax liabilities	175,585	158,289
Net deferred tax liabilities	$100,606	$99,455

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2011		2010		2009
		% of		% of		% of
		Income		Income		Income
(dollars in thousands)	Amount	Before Tax	Amount	Before Tax	Amount	Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$102,278	35.0%	$114,549	35.0%	$84,109	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	3,881	1.3	6,673	2.0	3,672	1.5
Foreign tax rate differential	(626)	(0.2)	(3,383)	(1.0)	(2,181)	(0.9)
Manufacturing tax benefits	(4,200)	(1.4)	(5,775)	(1.8)	(3,710)	(1.5)
Other	3,567	1.2	5,536	1.7	5,910	2.4
Actual income tax expense	$104,900	35.9%	$117,600	35.9%	$87,800	36.5%

As of December 31, 2011, the Company had foreign net operating loss carryovers of approximately $69.6 million that are available to offset future taxable income.  Approximately $21.1 million of the carryover expires over the period 2014-2023.  The balance has no expiration.  In addition, the Company had $9.0 million of foreign tax credit carryover that is available to offset future tax.  This carryover expires in the year 2018.

Current authoritative guidance issued by the FASB requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company has, and continues to generate, both net operating losses and deferred tax assets in certain jurisdictions for which a valuation allowance is required.  The Company’s management determined that a valuation allowance of $31.6 million and $29.7 million against deferred tax assets primarily associated with the foreign net operating loss carryover and the foreign tax credit carryover was necessary at December 31, 2011 and 2010, respectively.

Provision has not been made for U.S. or additional foreign taxes on $305.4 million of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

The Company had total unrecognized tax benefits of $25.6 million and $24.0 million for the years ended December 31, 2011 and 2010 respectively. The approximate amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods was $18.5 million and $16.8 million for the years ended December 31, 2011 and 2010, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2011	2010
Balance at beginning of year	$24.0	$11.6
Additions based on tax positions related to the current year	2.0	1.3
Additions for tax positions of prior years	5.9	13.0
Reductions for tax positions of prior years	(1.2)	(0.7)
Reductions due to a lapse of the statute of limitations	(1.2)	(0.8)
Settlements	(3.9)	(0.4)

Balance at end of year	$25.6	$24.0

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had approximately $6.9 million and $7.8 million accrued for interest and penalties, net of tax benefits, at December 31, 2011 and 2010, respectively.

As a result of the 2010 acquisition of the Food Americas operations of Alcan Packaging, the Company recorded $7.7 million of unrecognized tax benefits and $6.7 million of interest and penalties as of December 31, 2010 related to pre-acquisition tax positions of prior years.  A corresponding asset related to the indemnity provisions was also recorded for these amounts.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in an amount of up to $6.0 million as a result of the resolution of positions taken on previously filed returns.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company’s U.S. federal income tax returns prior to 2010 have been audited and settled.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2006 in the significant jurisdictions in which it operates.

Note 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of total other comprehensive income (loss) are as follows:

(in thousands)	2011	2010
Comprehensive income (loss) attributable to Bemis Company, Inc.	$(9,444)	$223,771
Comprehensive income (loss) attributable to Noncontrolling interests	5,283	7,730
Total comprehensive income (loss)	$(4,161)	$231,501

The components of accumulated other comprehensive income (loss) are as follows as of December 31:

(in thousands)	2011	2010	2009
Foreign currency translation	$128,813	$243,344	$220,297
Pension and other postretirement liability adjustment, net of deferred tax effect of $130,058, $92,154 and $90,009	(219,689)	(152,885)	(149,025)
Unrecognized gain on derivative, net of deferred tax effect of $85, $421 and $758	132	658	1,185
Accumulated other comprehensive income (loss)	$(90,744)	$91,117	$72,457

Note 18 — NONCONTROLLING INTERESTS

During the third quarter of 2011, the Company completed the purchase of the shares owned by the noncontrolling interest of its Brazilian subsidiary, Dixie Toga, Ltda. (formerly Dixie Toga, S.A.), for approximately $90 million.  The remaining outstanding equity in American Plast S.A. was acquired by the Company during the first quarter of 2011 and the first quarter of 2010 for approximately $14 million.  The Company acquired the remaining outstanding equity in Insit Embalagens Ltda. in the first quarter of 2010 for approximately $2 million. In accordance with current accounting guidance, the differences between the total consideration amounts paid and the noncontrolling interest adjustments were recorded as adjustments to capital in excess of par value. The following table summarizes the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

(in thousands)	2011	2010
Net income attributable to Bemis Company, Inc.	$184,081	$205,111
Transfers to noncontrolling interests:
Decrease in Bemis Company, Inc.’s capital in excess of par value due to purchase of Dixie Toga S.A. preferred shares	(48,115)	—
Decrease in Bemis Company, Inc.’s capital in excess of par value due to purchase of American Plast S.A. common shares	(170)	(6,016)
Decrease in Bemis Company, Inc.’s capital in excess of par value due to purchase of Insit Embalagens Ltda. common shares	—	(1,991)
Net transfers to noncontrolling interests	(48,285)	(8,007)
Change from net income attributable to Bemis Company, Inc. and transfers to noncontrolling interests	$135,796	$197,104

Note 19 — EARNINGS PER SHARE COMPUTATIONS

In accordance with current accounting guidance, unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. Participating securities under this statement include a portion of the Company’s unvested employee stock awards, which receive nonforfeitable cash payments equal to the dividend on the Company’s common stock.  The calculation of earnings per share for common stock shown below excludes the income attributable to the participating securities from the numerator and excludes the dilutive impact of those awards from the denominator.

(in thousands, except per share amounts)	2011	2010	2009
Numerator
Net income attributable to Bemis Company, Inc.	$184,081	$205,111	$147,221
Income allocated to participating securities	(2,689)	(3,691)	(4,583)
Net income available to common shareholders (1)	$181,392	$201,420	$142,638

Denominator
Weighted-average common shares outstanding — basic	104,629	108,662	103,447
Dilutive shares	443	88	154
Weighted-average common and common equivalent shares outstanding — diluted	105,072	108,750	103,601

Per common share income
Basic	$1.73	$1.85	$1.38
Diluted	$1.73	$1.85	$1.38

(1) Basic weighted-average common shares outstanding	104,629	108,662	103,447
Basic weighted-average common shares outstanding and participating securities	106,180	110,653	106,771
Percentage allocated to common shareholders	98.5%	98.2%	96.9%

Certain stock options and stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.  The excluded stock options and stock awards represented an aggregate of 1,244,773 shares at December 31, 2010.  There were no such options or shares outstanding at December 31, 2011 or 2009.

Note 20 — COMMITMENTS AND CONTINGENCIES

The Company is involved in a number of lawsuits incidental to its business, including environmental related litigation and routine litigation arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below, that any ultimate liability would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Environmental Matters

The Company is a potentially responsible party (PRP) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as “Superfund”) and similar state laws in proceedings associated with seventeen sites around the United States.  These proceedings were instituted by the United States Environmental Protection Agency and certain state environmental agencies at various times beginning in 1983.  Superfund and similar state laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has reserved an amount that it believes to be adequate to cover its exposure.

São Paulo Tax Dispute

Dixie Toga Ltda., acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo, Brazil.  The City imposes a tax on the rendering of printing services.  The City has assessed this city services tax on the production and sale of printed labels and packaging products.  Dixie Toga, along with a number of other packaging companies, disagree and contend that the city services tax is not applicable to its products and that the products are subject only to the state value added tax (VAT).  Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes.  Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga appealed the city services tax and instead continued to collect and pay only the state VAT.

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $58.5 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2011 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 cancelled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City of São Paulo.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $8.8 million for Itap Bemis and $28.4 million for Dixie Toga, translated to U.S. dollars at the December 31, 2011 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $47.9 million for Itap Bemis and $142.2 million for Dixie Toga for interest, monetary adjustments and costs.

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

The City has also asserted the applicability of the city services tax for the subsequent years 2004-2009.  The assessments issued by the City for these years have been received and are being challenged by the Company at the administrative level.  The assessments for tax, penalties, and interest are estimated to be approximately $41.7 million, translated to U.S. dollars at the December 31, 2011 exchange rate.

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

Multiemployer Defined Benefit Pension Plans

The Company contributes to three multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not directly manage these multiemployer pension plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by employers contributing to the plans.  Based on the information provided by the plan administrators, the Company is aware that these plans are underfunded.  In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the Company expects its contributions to these plans to increase in the future.

Under current law regarding multiemployer defined benefit plans, a plan’s termination, the Company’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer pension plan would require the Company to make payments to the plan for the Company’s proportionate share of the multiemployer pension plan’s unfunded vested liabilities. Based on the information available from plan administrators, the Company estimates its share of withdrawal liability on its multiemployer pension plans to be approximately $34.0 million based on a voluntary withdrawal. This estimate excludes amounts for which the company has recorded withdrawal liabilities as part of its facility consolidation and other costs program.  The majority of the plans in which the company participates have a calendar year-end valuation date.  As such, the majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2010.  Due to lack of current information, the Company believes that its current share of the withdrawal liability could materially differ from this estimate.  In addition, if a multiemployer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the fund.

The Company recorded charges related to the partial withdrawal from the GCIU — Employee Retirement Fund as part of the Company’s 2011 facility consolidation program. The expense recorded represents the Company’s best estimate of the expected settlement of these partial withdrawal liabilities.  While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multiemployer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position, or cash flows.

Note 21 — SEGMENTS OF BUSINESS

The Company’s business activities are organized around and aggregated into its two principal business segments, Flexible Packaging and Pressure Sensitive Materials, based on their similar economic characteristics, products, production process, types of customers, and distribution methods.  Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied.  Minor intersegment sales are generally priced to reflect nominal markups.  The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, other non-operating (income) expense, income taxes, and noncontrolling interests.   While there are similarities in selected technology and manufacturing processes utilized between the Company’s business segments, notable differences exist in products, application and distribution of products, and customer base.

Products produced within the Flexible Packaging business segment service packaging applications for markets such as food, medical devices, personal care, agribusiness, chemicals, pet food, and consumer products.  Products produced within the Pressure Sensitive Materials business segment include film, paper, and metalized plastic film printing stocks used for primary package labeling, promotional decoration, bar code inventory control labels, and laser printing for administrative office and promotional applications.  This segment also includes micro-thin film adhesives used in delicate electronic parts assembly and graphic films for decorative signage.

A summary of the Company’s business activities reported by its two business segments follows:

BUSINESS SEGMENTS (in millions)	2011	2010	2009
Net Sales to Unaffiliated Customers:
Flexible Packaging	$4,750.6	$4,273.7	$2,986.2
Pressure Sensitive Materials	575.8	567.1	537.4
Intersegment Sales:
Flexible Packaging	(2.7)	(1.3)	(2.8)
Pressure Sensitive Materials	(1.0)	(4.5)	(6.2)
Net Sales	$5,322.7	$4,835.0	$3,514.6

Operating Profit and Pretax Profit:
Flexible Packaging operating profit	$462.5	$468.5	$379.2
Flexible Packaging facility consolidation and other costs	(34.9)	—	—
Net Flexible Packaging operating profit	$427.6	$468.5	$379.2

Pressure Sensitive Materials operating profit	36.1	33.0	13.6
Pressure Sensitive facility consolidation and other costs	(2.7)	—	—
Net Pressure Sensitive operating profit	33.4	33.0	13.6

General corporate expenses	(92.8)	(100.7)	(112.5)
General Corporate facility consolidation and other costs	(0.8)	—	—
Net General Corporate operating profit	(93.6)	(100.7)	(112.5)

Operating income	367.4	400.8	280.3
Interest expense	(76.8)	(73.5)	(42.1)
Other non-operating income (expense)	1.6	—	2.1
Income from continuing operations before income taxes	$292.2	$327.3	$240.3
Total Assets:
Flexible Packaging	$3,687.6	$3,792.5	$2,483.3
Pressure Sensitive Materials	302.1	305.6	303.0
Total identifiable assets (1)	3,989.7	4,098.1	2,786.3
Corporate assets (2)	330.7	187.7	1,142.4
Total	$4,320.4	$4,285.8	$3,928.7

Depreciation and Amortization:
Flexible Packaging	$200.1	$191.5	$143.1
Pressure Sensitive Materials	13.2	13.2	13.6
Corporate	7.0	5.0	2.6
Total	$220.3	$209.7	$159.3

Expenditures for Property and Equipment:
Flexible Packaging	$102.9	$90.4	$66.7
Pressure Sensitive Materials	11.9	7.8	7.6
Corporate	20.4	15.0	14.9
Total	$135.2	$113.2	$89.2

OPERATIONS BY GEOGRAPHIC AREA (in millions)	2011	2010	2009
Net Sales to Unaffiliated Customers: (3)
North America	$3,592.8	$3,246.3	$2,281.9
Latin America	1,080.5	1,006.0	655.2
Europe	548.7	526.4	545.9
Asia Pacific	100.7	56.3	31.6
Total	$5,322.7	$4,835.0	$3,514.6

Long-Lived Assets: (4)
North America	$1,004.5	$1,047.5	$734.6
Latin America	314.1	386.3	279.5
Europe	129.7	140.0	156.0
Asia Pacific	39.8	15.8	8.5
Total	$1,488.1	$1,589.6	$1,178.6

(1)	Total assets by business segment include only those assets that are specifically identified with each segment’s operations.
(2)	Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property.
(3)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.
(4)	Long-lived assets include net property and equipment, long-term receivables, and deferred charges.

Note 22 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2011
Net sales	$1,324.4	$1,370.2	$1,357.9	$1,270.2	$5,322.7
Gross profit	229.8	238.0	223.7	218.7	910.2
Net income	51.2	54.2	55.9	22.8	184.1
Basic earnings per common share	0.47	0.51	0.53	0.22	1.73
Diluted earnings per common share	0.47	0.51	0.53	0.22	1.73

2010
Net sales	$1,021.7	$1,270.2	$1,294.3	$1,248.8	$4,835.0
Gross profit	185.8	234.0	242.3	231.1	893.2
Net income	30.8	59.6	61.4	53.3	205.1
Basic earnings per common share	0.28	0.54	0.55	0.48	1.85
Diluted earnings per common share	0.28	0.54	0.55	0.48	1.85

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

(b)  Management’s Report on Internal Control Over Financial Reporting

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page 21 of this Form 10-K.

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

ITEM 9B — OTHER INFORMATION

None.

PART  III — ITEMS 10, 11, 12, 13, and 14

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held

William F. Austen (53)	Vice President — Operations	2004 to present
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to 2004

Sheri H. Edison (55)	Vice President, General Counsel, and Secretary	2010 to present
	Senior Vice President and Chief Administrative Officer, Hill-Rom, Inc.	2007 to 2010
	Vice President, General Counsel, and Secretary, Hill-Rom, Inc.	2003 to 2007

Timothy S. Fliss (49)	Vice President — Human Resources	2010 to present
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

Jerry S. Krempa (51)	Vice President and Controller	2011 to present
	Assistant Controller	2007 to 2011
	Director of Tax	1998 to 2007

Melanie E.R. Miller (48)	Vice President, Investor Relations and Treasurer	2005 to present
	Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
	Various finance management positions within the Company	2000 to 2002

James W. Ransom (52)	Vice President — Operations	2007 to present
	President — Curwood, Inc. (1)	2005 to 2010
	President — Banner Packaging, Inc. (1)	2002 to 2005

Henry J. Theisen (58)	Director	2006 to present
	President and Chief Executive Officer	2008 to present
	President and Chief Operating Officer	2007 to 2008
	Executive Vice President and Chief Operating Officer	2003 to 2007
	Vice President — Operations	2002 to 2003
	Various R&D, marketing, and management positions within the Company	1976 to 2002

Scott B. Ullem (45)	Vice President and Chief Financial Officer	2010 to present
	Vice President, Finance	2008 to 2010
	Managing Director, Banc of America Securities	2005 to 2008
	Various investment banking positions leading to Managing Director, Goldman, Sachs & Co.	1989 to 1992 & 1994 to 2005

(1)           Identified operation is a 100 percent owned subsidiary or division of the Company.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity compensation plans as of December 31, 2011, were as follows:

Number of securities
remaining available for
	Number of securities to be		Weighted-average		future issuance under
	issued upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,968,738	(1)	$24.88	(2)	4,378,338	(3)
Equity compensation plans not approved by security holders	—		N/A		—
Total	2,968,738	(1)	$24.88	(2)	4,378,338	(3)

(1)   Includes outstanding options and restricted stock units.

(2)   Represents weighted-average exercise price of outstanding options only.  Restricted stock units do not have an exercise price.

(3)   May be issued as options or restricted stock units.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011, and such information is expressly incorporated herein by reference.

PART  IV — ITEM 15

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Pages in
Form 10-K
(1) Financial Statements
Management’s Responsibility Statement	20
Report of Independent Registered Public Accounting Firm	21
Consolidated Statement of Income for each of the Three Years Ended December 31, 2011	22
Consolidated Balance Sheet at December 31, 2011 and 2010	23
Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 2011	24
Consolidated Statement of Equity for each of the Three Years Ended December 31, 2011	25
Notes to Consolidated Financial Statements	26-47

(2) Financial Statement Schedule for Years 2011, 2010, and 2009
Schedule II - Valuation and Qualifying Accounts and Reserves	54
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for each of the Three Years Ended December 31, 2011	54

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

BEMIS COMPANY, INC.

By	/s/ Scott B. Ullem	By	/s/ Jerry S. Krempa
	Scott B. Ullem, Vice President and Chief Financial Officer		Jerry S. Krempa, Vice President and Controller
	Date February 29, 2012		Date February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott B. Ullem	/s/ Jerry S. Krempa
Scott B. Ullem, Vice President and Chief Financial Officer	Jerry S. Krempa, Vice President and Controller (principal accounting officer)
Date February 29, 2012	Date February 29, 2012

/s/ William J. Bolton	/s/ David S. Haffner
William J. Bolton, Chairman of the Board of Directors	David S. Haffner, Director
Date February 29, 2012	Date February 29, 2012

/s/ Barbara L. Johnson	/s/ Timothy M. Manganello
Barbara L. Johnson, Director	Timothy M. Manganello, Director
Date February 29, 2012	Date February 29, 2012

/s/ Roger D. O’Shaughnessy	/s/ Paul S. Peercy
Roger D. O’Shaughnessy, Director	Paul S. Peercy, Director
Date February 29, 2012	Date February 29, 2012

/s/ Edward N. Perry	/s/ Henry J. Theisen
Edward N. Perry, Director	Henry J. Theisen, Director, President,
Date February 29, 2012	and Chief Executive Officer
Date February 29, 2012

/s/ Holly Van Deursen	/s/ Philip G. Weaver
Holly Van Deursen, Director	Philip G. Weaver, Director
Date February 29, 2012	Date February 29, 2012

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

Exhibit		Description	Form of Filing
3	(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3	(b)	By-Laws of the Registrant, as amended through November 3, 2011. (2)	Incorporated by Reference
4	(a)

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

Incorporated by Reference
10	(b)	Bemis Deferred Compensation Plan, as amended Effective January 1, 2009.* (5)	Incorporated by Reference
10	(c)	Bemis Company, Inc. 2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008.* (5)	Incorporated by Reference
10	(d)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of January 1, 2008.* (5)	Incorporated by Reference
10	(e)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2008.* (5)	Incorporated by Reference
10	(f)	Bemis Company, Inc. 2007 Stock Incentive Plan, Amended and Restated as of January 1, 2008.* (5)	Incorporated by Reference
10	(g)	Bemis Supplemental BIPSP, as Established Effective January 1, 2006.* (5)	Incorporated by Reference
10	(h)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (6)	Incorporated by Reference
10	(i)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (6)	Incorporated by Reference

10	(j)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (7)	Incorporated by Reference
10	(k)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (8)	Incorporated by Reference
10	(l)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (9)	Incorporated by Reference
10	(m)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers Effective January 1, 2009. (10)	Incorporated by Reference
21		Subsidiaries of the Registrant.	Filed Electronically
23		Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32		Section 1350 Certification of CEO and CFO.	Filed Electronically
101

The following materials from Bemis Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009; (ii) Consolidated Balance Sheets at December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010, and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

Filed Electronically

	*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)		Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)		Incorporated by reference to the Registrant’s Form 8-K filed November 7, 2011 (File No. 1-5277).
(3)		Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)		Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2011 (File No. 1-5277).
(5)		Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-5277).
(6)		Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(9)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 21, 2005 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at	Additions			Foreign			Balance
Year Ended	Beginning	Charged to			Currency			at Close
December 31,	of Year	Profit & Loss	Write-offs		Impact	Other		of Year

RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS, AND ALLOWANCES
2011	$27,543	$21,755	$(16,792	)(1)	$(1,639)	$(342	)(4)	$30,525
2010	21,078	26,346	(22,157	)(2)	(23)	2,299	(5)	27,543
2009	16,262	18,674	(15,321	)(3)	1,383	80	(6)	21,078

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2011	$29,682	$3,563	$—		$(1,655)	$—		$31,590
2010	20,124	5,088	—		(177)	4,647	(5)	29,682
2009	9,242	10,488	—		394			20,124

(1) Net of $409 collections on accounts previously written off.

(2) Net of $1,029 collections on accounts previously written off.

(3) Net of $310 collections on accounts previously written off.

(4) Reserve accruals and valuation allowance related to acquisition of the Mayor and Shield Pack operations.

(5) Reserve accruals and valuation allowance related to acquisition of the Food Americas operations of Alcan Packaging.

(6) Customer receivable accrual related to a South American rigid packaging acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Bemis Company, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 29, 2012 appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 29, 2012