Form 10-Q
period 2012-03-31
BEMIS CO INC
filed 2012-05-10
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 2, 2012, the registrant had 103,093,402 shares of Common Stock, $.10 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the three months ended March 31, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2012

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Three-month review of results	Three months ended March 31,
(dollars in millions)	2012		2011
Net sales	$1,304.8	100.0%	$1,324.4	100.0%
Cost of products sold	1,073.8	82.3	1,094.5	82.6
Gross profit	231.0	17.7	229.9	17.4
Selling, general, and administrative expenses	129.2	9.9	126.2	9.5
Research and development	10.9	0.8	7.6	0.6
Facility consolidation and other costs	8.3	0.6	—	—
Other operating (income) expense, net	(5.9)	(0.4)	(7.1)	(0.5)
Operating income	88.5	6.8	103.2	7.8
Interest expense	20.5	1.6	18.3	1.4
Other non-operating (income) expense, net	0.1	—	1.8	0.1
Income before income taxes	67.9	5.2	83.1	6.3
Provision for income taxes	23.9	1.8	30.3	2.3
Net income	44.0	3.4	52.8	4.0
Less: net income attributable to noncontrolling interests	—	—	1.6	0.1
Net income attributable to Bemis Company, Inc.	$44.0	3.4%	$51.2	3.9%
Effective income tax rate		35.2%		36.5%

Comprehensive income attributable to Bemis Company, Inc.	$86.3		$86.6

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Historically, about 65 percent of our total net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has typically provided a more stable market environment for our Flexible Packaging business segment, which historically has accounted for approximately 90 percent of our net sales.  Our remaining net sales is from our Pressure Sensitive Materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets.

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in North and South America reflect our focus on expanding our offering of value-added, proprietary products.  We also manufacture products for which our technical know-how and economies of scale offer us a competitive advantage.  The primary raw materials for our business segments are polymer resins, films, paper, ink, adhesives, and aluminum.

Over the past several years, global economic conditions have been weak.  While economic growth in Latin America and Asia continue to exceed that of North America and Europe, the pace of growth in these regions has slowed over the past 12 months.  Demand for food and consumer products across most of our operations is being negatively impacted by higher prices for energy and food commodities.  As a result, we have experienced a general softness in volume for flexible packaging products sold to many of the food and consumer product markets.

Facility Consolidation

During the fourth quarter of 2011, we initiated a facility consolidation program to improve efficiencies and reduce fixed costs.  As a part of this program, we announced the planned closure of five facilities, two of which were completed by early January 2012.  Most of the production from these five facilities will be transferred to our other facilities.  The total estimated program costs of $83.4 million, the majority of which relate to our Flexible Packaging segment, include $29.1 million in employee costs, $33.5 million in fixed asset accelerated depreciation and write-downs, and $20.8 million in other facility consolidation costs.  The program is expected to be completed in the first half of 2013.

Charges associated with the facility consolidation and other costs totaled $8.3 million in the first quarter of 2012, including $1.2 million of employee-related costs including severance and other termination benefits, $5.9 million of fixed assets accelerated depreciation and write-downs and $1.2 million of other exit costs including costs to move and reinstall equipment.  Cash payments in the first quarter of 2012 totaled $5.8 million for employee related costs and $2.2 million for fixed asset related and other exit costs, including costs to dismantle equipment.  Cash payments for the balance of 2012 are expected to be approximately $24 million.  The costs related to facility consolidation activities have been recorded on the consolidated statement of income as facility consolidation and other costs.

Acquisitions

Shield Pack

On December 1, 2011, we acquired the common stock of Shield Pack, LLC of West Monroe, Louisiana for a cash purchase price of approximately $44.5 million, subject to customary post-closing adjustments.  Shield Pack is a manufacturer of high barrier liners for bulk container packaging.

Mayor Packaging Acquisition

On August 1, 2011, we acquired Mayor Packaging, a Hong Kong-based manufacturer of consumer and specialty flexible packaging including a manufacturing facility in Dongguan, China for a cash purchase price of approximately $96.7 million.

Noncontrolling Interest of Dixie Toga Ltda. (formerly Dixie Toga S.A.)

During the third quarter of 2011, we completed the purchase of the remaining shares owned by the noncontrolling interest of our Brazilian subsidiary, Dixie Toga Ltda., for approximately $90 million.

Results of Operations — First Quarter 2012

Consolidated Overview
(in millions, except per share amounts)	2012	2011
Net sales	$1,304.8	$1,324.4
Net income attributable to Bemis Company, Inc.	44.0	51.2
Diluted earnings per share	0.42	0.47

Net sales for the first quarter of 2012 decreased 1.5 percent from the same period of 2011, reflecting the impact of lower unit sales volume in our Flexible Packaging business segment.  Acquisitions completed during the second half of 2011 increased first quarter 2012 net sales by an estimated 1.6 percent.  The impact of currency translation reduced net sales by 1.6 percent.

Diluted earnings per share for the first quarter of 2012 were $0.42 compared to $0.47 reported in the same quarter of 2011.  Results for the first quarter of 2012 included a $0.05 charge associated with facility consolidation and other costs and a $0.02 charge for acquisition-related earnout payments.

Flexible Packaging Business Segment
(dollars in millions)	2012	2011
Net sales	$1,159.5	$1,179.4
Operating profit (See Note 15 to the Consolidated Financial Statements)	107.9	116.3
Operating profit as a percentage of net sales	9.3%	9.9%

Flexible Packaging net sales decreased 1.7 percent in the first quarter of 2012 compared to the same quarter of 2011.  The impact of currency translation reduced net sales by 1.5 percent.  We estimate that acquisitions completed during the second half of 2011 increased net sales by 1.8 percent.  The remaining reduction in sales principally represents the negative impact of lower unit sales volumes.

Operating profit for the first quarter of 2012 was negatively impacted by $8.3 million of facility consolidation costs and $1.7 million of acquisition-related earnout payments.  The effect of currency translation decreased operating profit in the first quarter of 2012 by $1.3 million compared to the same quarter of 2011.  The negative impact of these items were partially offset by the benefit of higher selling prices compared to the same quarter of 2011.

Pressure Sensitive Materials Business Segment
(dollars in millions)	2012	2011
Net sales	$145.3	$145.0
Operating profit (See Note 15 to the Consolidated Financial Statements)	9.7	9.9
Operating profit as a percentage of net sales	6.7%	6.8%

The increase in net sales reflects the impact of sales of higher value products, partially offset by the negative 2.1 percent impact from currency translation.

Pressure Sensitive Materials operating profit as a percent of net sales decreased slightly in the first quarter and includes the negative currency effect of approximately $0.3 million offset by higher selling prices in line with raw material cost increases, and prudent cost management.

Consolidated Gross Profit
(dollars in millions)	2012	2011
Gross profit	$231.0	$229.9
Gross profit as a percentage of net sales	17.7%	17.4%

Consolidated gross profit as a percent of net sales increased to 17.7 percent in the first quarter of 2012, reflecting the positive impact of higher selling prices compared to the same period of 2011, partially offset by the negative impact of lower unit sales volumes.

Consolidated Selling, General, and Administrative Expenses
(dollars in millions)	2012	2011
Selling, general and administrative expenses (SG&A)	$129.2	$126.2
SG&A as a percentage of net sales	9.9%	9.5%

Consolidated selling, general and administrative expenses increased in the first quarter of 2012 compared to the same quarter of 2011, reflecting the impact of higher employee benefit plan costs in 2012 and acquisitions completed in the second half of 2011.

Consolidated Research and Development
(dollars in millions)	2012	2011
Research and development (R&D)	$10.9	$7.6
R&D as a percentage of net sales	0.8%	0.6%

The increased level of research and development costs reflects our global investment in proprietary technologies and our ongoing commitment to product development.

Consolidated Other Operating (Income) Expense, Net
(dollars in millions)	2012	2011
Other operating (income) expense, net	$(5.9)	$(7.1)

Other operating income and expenses included $5.2 million of fiscal incentive income compared to $5.5 million for the first quarter of 2011.  Fiscal incentives are associated with net sales and manufacturing activities in certain South American operations and are included in our Flexible Packaging segment operating profit.

Consolidated Interest Expense
(dollars in millions)	2012	2011
Interest expense	$20.5	$18.3
Effective interest rate	5.2%	5.4%

Consolidated interest expense increased in the first quarter of 2012 compared to the same quarter of 2011 as a result of the October 2011 issuance of $400 million long-term notes.

Consolidated Income Taxes
(dollars in millions)	2012	2011
Income taxes	$23.9	$30.3
Effective tax rate	35.2%	36.5%

The lower 2012 tax rate reflects the recognition of a tax benefit in the first quarter that will not reoccur in subsequent quarters during the balance of 2012.  We expect the effective tax rate for the total year 2012 to be about 36 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 47 percent at March 31, 2012, compared to 48 percent at December 31, 2011.  Total debt as of March 31, 2012 and December 31, 2011 was $1.6 billion.

Cash Flow

Net cash provided by operations was $48.8 million for the first quarter of 2012, compared to cash used by operating activities of $8.3 million for the first quarter of 2011.  Cash flows from operating activities supported payments of severance and other accrued costs related to our facility consolidation program of $8.0 million during the first quarter of 2012.  Working capital increases during the first quarter generally reflect the impact of seasonally stronger customer demand on accounts receivable and inventory levels.  Increases in inventory levels during 2011 were magnified by the impact of dramatically increasing raw material costs.

Net cash used in investing activites was $22.4 million for the first quarter of 2012, compared to $43.1 million for the same period of 2011.  Net cash used in investing activities during the first quarter of 2011 included a $15.8 million cash payment for post-closing balance sheet adjustments related to the 2010 Alcan Packaging Food Americas acquisition.

Net cash used in financing activities was $23.5 million for the first quarter of 2012, compared to $49.4 million cash provided by financing activities for the same period of 20121.  Net cash provided by financing activities during the first quarter of 2011 included the net effect of a $133 million increase in commercial paper during the first quarter and the purchase of 1.7 million shares of Bemis Company, Inc. common stock in the open market for $54.3 million.

Available Financing

In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  As of March 31, 2012, our commercial paper debt outstanding was $51.0 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

Under the terms of our revolving credit agreement, we have the capacity to borrow up to $800 million.  This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of March 31, 2012, there was $59.0 million of debt outstanding supported by this credit facility, leaving $741.0 million of available credit.  If this revolving credit facility was no longer available to us and we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Public notes totaling $300 million matured on April 1, 2012 and industrial revenue bonds totaling $8 million are scheduled to mature in November 2012.  Both of these debt instruments have been classified as long term debt on the March 31, 2012 balance sheet in accordance with our ability and intent to refinance them with commercial paper.

Liquidity Outlook

We expect cash flow from operations and available liquidity described above to be sufficient to support future operations.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short-term liquidity needs.

Dividends

In February 2012, the Board of Directors approved the 29th consecutive annual increase in the quarterly cash dividend on common stock to $0.25 per share, a 4.2 percent increase.

New Accounting Pronouncements

There has been no new accounting guidance issued or effective during the first quarter of 2012 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based upon historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions, including the ongoing sovereign debt crisis and continued uncertainties in Europe; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with facility consolidation initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs related to plant closings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three month period ended March 31, 2012.  For additional information, refer to Note 5 and Note 6 to the Consolidated Financial Statements in Exhibit 19 of this Quarterly Report on Form 10-Q and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 1A.  RISK FACTORS

The following factor, as well as factors described elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2011, or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company’s consolidated financial position, results of operations or cash flows.  Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Interest rates — An increase in interest rates could reduce our reported results of operations.

At March 31, 2012, our variable rate borrowings approximated $459.9 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap).  Fluctuations in interest rates can increase our borrowing costs and consequently, have an adverse impact on our results of operations.  Increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $4.6 million on the $459.9 million of variable rate borrowings outstanding as of March 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its equity securities in the first quarter of the fiscal year ended March 31, 2012.  As of March 31, 2012, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 4,543,800 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 10, 2012	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and
Chief Financial Officer

Date	May 10, 2012	/s/ Jerry S. Krempa
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
101

The following materials from Bemis Company, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed February 10, 2011 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (Filed No. 1-5277).