Form 10-Q
period 2012-06-30
BEMIS CO INC
filed 2012-08-09
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 3, 2012, the registrant had 103,280,535 shares of Common Stock, $.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions, including the ongoing sovereign debt crisis and continued uncertainties in Europe; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with facility consolidation initiatives; the presence of adequate cash available for investment in our business in order to maintain desired debt levels; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to plant closings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Condensed Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended June 30, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2012

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Three and six month review of results	Three months ended June 30,				Six months ended June 30,
(in millions, except per share amounts)	2012		2011		2012		2011
Net sales	$1,312.7	100.0%	$1,370.2	100.0%	$2,617.5	100.0%	$2,694.6	100.0%
Cost of products sold	1,079.4	82.2	1,132.2	82.6	2,153.2	82.3	2,226.8	82.6
Gross profit	233.3	17.8	238.0	17.4	464.3	17.7	467.8	17.4

Operating expenses
Selling, general, and administrative expenses	124.0	9.4	126.7	9.2	253.2	9.7	252.9	9.4
Research and development	10.4	0.8	10.0	0.7	21.3	0.8	17.6	0.7
Facility consolidation and other costs	19.7	1.5	—	—	28.0	1.1	—	—
Other operating (income) expense, net	(3.6)	(0.3)	(4.0)	(0.2)	(9.5)	(0.4)	(11.2)	(0.4)
Operating income	82.8	6.3	105.3	7.7	171.3	6.5	208.5	7.7

Interest expense	17.3	1.3	18.1	1.3	37.8	1.4	36.4	1.4
Other non-operating (income) expense, net	(1.0)	(0.1)	(0.4)	—	(0.9)	—	1.4	—
Income before income taxes	66.5	5.1	87.6	6.4	134.4	5.1	170.7	6.3

Provision for income taxes	24.2	1.8	32.0	2.3	48.1	1.8	62.3	2.3

Net income	42.3	3.2	55.6	4.1	86.3	3.3	108.4	4.0

Less: net income attributable to noncontrolling interests	—	—	1.3	0.1	—	—	2.9	0.1

Net income attributable to Bemis Company, Inc.	$42.3	3.2%	$54.3	4.0%	$86.3	3.3%	$105.5	3.9%
Effective income tax rate		36.4%		36.5%		35.8%		36.5%

Diluted earnings per share	$0.40		$0.51		$0.82		$0.98

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Historically about 65 percent of our total net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has typically provided a more stable market environment for our Flexible Packaging business segment, which historically has accounted for approximately 90 percent of our net sales.  Our remaining net sales are from our Pressure Sensitive Materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets.

Market Conditions

The markets into which our products are sold are highly competitive.  Our leading flexible packaging market positions in packaging for perishable food and medical device products reflect our focus on value-added, proprietary products.  We also manufacture products for which our technical know-how and economies of scale offer us a competitive advantage.  The primary raw materials for our business segments are polymer resins, films, paper, ink, adhesives, and aluminum.

Over the past several years, global economic conditions have been weak and prices of food products have increased.  While economic growth in Latin America and Asia continue to exceed that of North America and Europe, the pace of growth in these regions has slowed over the past 12 months.  As a result, we have generally experienced a slowdown in demand in the various geographic regions in which we operate.  In addition, foreign currency exchange rates have weakened against the U.S. dollar during the second quarter of 2012, reducing the value of the operating profit reported from our foreign operations as it is translated to U.S. dollars in our consolidated financial statements.

Facility Consolidation

During the fourth quarter of 2011, we initiated a facility consolidation program to improve efficiencies and reduce fixed costs.  As a part of this program, we announced the planned closure of five facilities.  Most of the production from these five facilities is being transferred to other facilities.  As of June 30, 2012, manufacturing operations had ceased at four of these manufacturing facilities.  The most current estimate of the total cost of this program is $86 million.

During the second quarter of 2012, we expanded the facility consolidation program to include the planned closure of an additional four production locations, including three facilities outside of the United States.  The expansion of the program increased the total estimated program costs by approximately $55 million and includes approximately $23 million in employee-related costs, approximately $16 million in fixed asset accelerated depreciation and write-downs, and approximately $16 million in other facility consolidation costs.

During the second quarter of 2012, we recorded $19.7 million of charges associated with the facility consolidation programs.  Costs related to facility consolidation activities have been recorded on the consolidated statement of income as facility consolidation and other costs.  Of the remaining $75 million of estimated costs to be expensed for the programs, approximately $55 million is expected to be expensed in 2012 and approximately $20 million in 2013.  Plant closings associated with the program are expected to be completed in 2012.

Facility consolidation program related cash payments made during the second quarter totaled $4.5 million, bringing total 2012 cash payments to $12.5 million.  Cash payments for the balance of 2012 are expected to be approximately $51 million, with an additional $29 million estimated to be paid in 2013.

Acquisitions

Shield Pack

On December 1, 2011, we acquired the common stock of Shield Pack, LLC of West Monroe, Louisiana for a cash purchase price of approximately $44.5 million, subject to customary post-closing adjustments.  Shield Pack is a manufacturer of high barrier liners for bulk container packaging.

Mayor Packaging Acquisition

On August 1, 2011, we acquired Mayor Packaging, a Hong Kong-based manufacturer of consumer and specialty flexible packaging, including a manufacturing facility in Dongguan, China for a cash purchase price of approximately $96.7 million.

Noncontrolling Interest of Dixie Toga Ltda. (formerly Dixie Toga S.A.)

During the third quarter of 2011, we completed the purchase of the remaining shares owned by the noncontrolling interest of our Brazilian subsidiary, Dixie Toga Ltda., for approximately $90 million.

Results of Operations — Second Quarter 2012

Consolidated Overview

(in millions, except per share amounts)	2012	2011
Net sales	$1,312.7	$1,370.2
Net income attributable to Bemis Company, Inc.	42.3	54.3
Diluted earnings per share	0.40	0.51

Net sales for the second quarter of 2012 decreased 4.2 percent from the same period of 2011, reflecting the impact of lower unit sales volume, partially offset by higher selling price and improved sales mix.  Acquisitions completed during the second half of 2011 increased second quarter 2012 net sales by an estimated 1.5 percent.  The impact of currency translation reduced net sales by 4.8 percent.

Diluted earnings per share for the second quarter of 2012 were $0.40 compared to $0.51 reported in the same quarter of 2011.  Results for the second quarter of 2012 included a $0.12 charge associated with facility consolidation and other costs and a $0.02 charge for acquisition-related earnout payments.

Flexible Packaging Business Segment

(in millions)	2012	2011
Net sales	$1,170.8	$1,218.7
Operating profit (See Note 13 to the Consolidated Financial Statements)	96.3	116.3
Operating profit as a percentage of net sales	8.2%	9.5%

Flexible Packaging net sales decreased 3.9 percent in the second quarter of 2012 compared to the same quarter of 2011.  The impact of currency translation reduced net sales by 4.8 percent.  We estimate that acquisitions completed during the second half of 2011 increased net sales by 1.7 percent.  The remaining reduction in sales represents the negative impact of lower unit sales volumes, partially offset by higher selling price and improved sales mix.

Operating profit for the second quarter of 2012 was negatively impacted by $19.7 million of facility consolidation costs and $1.7 million of acquisition-related earnout payments.  The effect of currency translation decreased operating profit in the second quarter of 2012 by $4.2 million compared to the same quarter of 2011.  Performance for the quarter reflects the benefits of cost reductions, improvements in sales mix, and increases in selling prices, partially offset by lower unit sales volume.

Pressure Sensitive Materials Business Segment

(in millions)	2012	2011
Net sales	$141.9	$151.5
Operating profit (See Note 13 to the Consolidated Financial Statements)	10.9	11.8
Operating profit as a percentage of net sales	7.7%	7.8%

Pressure Sensitive Materials net sales decreased 6.3 percent in the second quarter of 2012 compared to the same quarter of 2011.  The impact of currency translation reduced net sales by 5.0 percent.  The remaining decrease in net sales reflects lower unit sales volumes.

Pressure Sensitive Materials operating profit as a percent of net sales in the second quarter of 2012 decreased slightly compared to the same quarter of 2011.  Currency translation reduced operating profit by approximately $0.8 million.

Consolidated Gross Profit

(in millions)	2012	2011
Gross profit	$233.3	$238.0
Gross profit as a percentage of net sales	17.8%	17.4%

Consolidated gross profit as a percent of net sales increased in the second quarter of 2012, reflecting the benefits of cost reductions, increases in prices, and improvements in mix, partially offset by lower unit sales volumes.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2012	2011
Selling, general and administrative expenses (SG&A)	$124.0	$126.7
SG&A as a percentage of net sales	9.4%	9.2%

The decrease in consolidated selling, general and administrative expenses in the second quarter of 2012 compared to the same quarter of 2011 reflects the impact of cost reductions and currency translation, partially offset by increased expenses due to acquisitions.

Consolidated Other Operating (Income) Expense, Net

(in millions)	2012	2011
Other operating (income) expense, net	$(3.6)	$(4.0)

Other operating income and expenses, net included $4.4 million of fiscal incentive income in the second quarter of 2012 compared to $5.4 million for the second quarter of 2011.  The reduction primarily reflects the impact of currency translation.  Fiscal incentives are associated with net sales and manufacturing activities in certain South American operations and are included in our Flexible Packaging segment operating profit.

Consolidated Interest Expense

(in millions)	2012	2011
Interest expense	$17.3	$18.1
Effective interest rate	4.4%	5.0%

Fixed-rate public notes totaling $300 million matured on April 1, 2012 and have been refinanced with variable-rate borrowings, reducing both the effective interest rate and the interest expense in the second quarter of 2012 compared to the same quarter of 2011.

Consolidated Income Taxes

(in millions)	2012	2011
Income taxes	$24.2	$32.0
Effective tax rate	36.4%	36.5%

We expect the effective tax rate for the total year 2012 to be approximately 36 percent.

Results of Operations — Six Months Ended June 30, 2012

Consolidated Overview

(in millions, except per share amounts)	2012	2011
Net sales	$2,617.5	$2,694.6
Net income attributable to Bemis Company, Inc.	86.3	105.5
Diluted earnings per share	0.82	0.98

Net sales for the six months ended June 30, 2012 decreased 2.9 percent from the same period of 2011. The impact of currency translation reduced net sales by 3.2 percent.  We estimate that acquisitions completed during the second half of 2011 increased net sales by 1.6 percent.  The remaining reduction in sales represents the negative impact of lower unit sales volumes partially offset by higher selling price and improved sales mix.

Diluted earnings per share for the six months ended June 30, 2012 were $0.82 compared to $0.98 reported in the same period of 2011.  Results for 2012 included an $0.18 charge associated with facility consolidation and other costs and a $0.03 charge for acquisition-related earnout payments.

Flexible Packaging Business Segment

(in millions)	2012	2011
Net sales	$2,330.3	$2,398.0
Operating profit (See Note 13 to the Consolidated Financial Statements)	204.2	232.6
Operating profit as a percentage of net sales	8.8%	9.7%

Flexible Packaging net sales decreased 2.8 percent in the six months ended June 30, 2012 compared to the same period of 2011.  The impact of currency translation reduced net sales by 3.2 percent.  We estimate that acquisitions completed during the second half of 2011 increased net sales by 1.8 percent.  The remaining reduction in sales represents lower unit sales volumes partially offset by higher selling price and improved sales mix.

Operating profit for the six months ended June 30, 2012 was negatively impacted by $27.9 million of facility consolidation costs and $3.5 million of acquisition-related earnout payments.  The effect of currency translation decreased operating profit in the six months ended June 30, 2012 by $5.6 million compared to the same period of 2011.  Performance for the six months ended June 30, 2012 reflects the benefits of manufacturing cost reductions and improvements in price/mix, partially offset by lower unit sales volume.

Pressure Sensitive Materials Business Segment

(in millions)	2012	2011
Net sales	$287.2	$296.6
Operating profit (See Note 13 to the Consolidated Financial Statements)	20.6	21.7
Operating profit as a percentage of net sales	7.2%	7.3%

Pressure Sensitive Materials net sales decreased 3.2 percent in the six months ended June 30, 2012 compared to the same period of 2011. The impact of currency translation reduced sales by 3.6 percent.

Pressure Sensitive Materials operating profit as a percent of net sales decreased slightly in the six months ended June 30, 2012 compared to the same period of 2011, and includes the negative impact of currency translation of approximately $1.0 million.

Consolidated Gross Profit

(in millions)	2012	2011
Gross profit	$464.3	$467.8
Gross profit as a percentage of net sales	17.7%	17.4%

Consolidated gross profit as a percent of net sales reflects the positive impact of cost reductions, higher selling prices and improved mix, partially offset by lower unit sales volumes and negative currency translation.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2012	2011
Selling, general and administrative expenses (SG&A)	$253.2	$252.9
SG&A as a percentage of net sales	9.7%	9.4%

Consolidated selling, general and administrative expenses increased in the six months ended June 30, 2012 compared to the same period of 2011, and reflect additional expense related to acquisitions, partially offset by the impact of currency translation.

Consolidated Other Operating (Income) Expense, Net

(in millions)	2012	2011
Other operating (income) expense, net	$(9.5)	$(11.2)

Other operating income and expenses, net in the six months ended June 30, 2012 included $9.6 million of fiscal incentive income compared to $10.8 million for the same period of 2011.  The reduction primarily reflects the impact of currency translation.  Fiscal incentives are associated with net sales and manufacturing activities in certain South American operations and are included in our Flexible Packaging segment operating profit.

Consolidated Interest Expense

(in millions)	2012	2011
Interest expense	$37.8	$36.4
Effective interest rate	4.8%	5.3%

Consolidated interest expense increased in the six months ended June 30, 2012 compared to the same period of 2011 as a result of the October 2011 issuance of $400 million long-term notes.  This was partially offset beginning in the second quarter of 2012 when public notes totaling $300 million matured on April 1, 2012 and were refinanced with lower cost commercial paper.

Consolidated Income Taxes

(in millions)	2012	2011
Income taxes	$48.1	$62.3
Effective tax rate	35.8%	36.5%

The lower 2012 effective tax rate reflects the recognition of a tax benefit in the first quarter that will not reoccur in subsequent quarters during the balance of 2012.  We expect the effective tax rate for the total year 2012 to be about 36 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 48 percent at June 30, 2012 and December 31, 2011.  Total debt as of June 30, 2012 and December 31, 2011 was $1.6 billion.

Cash Flow

Net cash provided by operating activities was $143.3 million for the first six months of 2012, compared to $81.9 million for the first six months of 2011.  During the first six months of 2012, cash flows provided by operating activities included payments of severance and other accrued costs related to our facility consolidation programs of $12.5 million.  Increases in inventory and accounts receivable levels during 2011 were magnified by the impact of dramatically increasing raw material costs and higher selling prices.

Net cash used in investing activities was $55.3 million for the first six months of 2012, compared to $76.4 million for the same period of 2011.  During the first six months of 2011, cash used in investing activities included a $15.8 million cash payment for post-closing balance sheet adjustments related to the 2010 Alcan Packaging Food Americas acquisition.

Net cash used in financing activities was $68.8 million for the first six months of 2012, compared to $15.5 million cash provided by financing activities for the same period of 2011.  Net cash provided by financing activities during the first six months of 2011 included the net effect of a $173.3 million increase in commercial paper and the purchase of 3.8 million shares of Bemis Company, Inc. common stock in the open market for $123.1 million.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of June 30, 2012, our commercial paper debt outstanding was $330.5 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

Under the terms of our revolving credit agreement, we have the capacity to borrow up to $800 million.  This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of June 30, 2012, there was $338.5 million of debt outstanding supported by this credit facility, leaving $461.5 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Public notes totaling $300 million matured on April 1, 2012 and have been refinanced with commercial paper.  Industrial revenue bonds totaling $8 million are scheduled to mature in November 2012, and have been classified as long term debt on the June 30, 2012 balance sheet in accordance with our ability and intent to refinance them with commercial paper.

Liquidity Outlook

We expect cash flow from operations and available liquidity described above to be sufficient to support future operating activities.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short-term liquidity needs.

Dividends

In February 2012, the Board of Directors approved the 29th consecutive annual increase in the quarterly cash dividend on common stock to $0.25 per share, a 4.2 percent increase.

New Accounting Pronouncements

There has been no new accounting guidance issued or effective during the first six months of 2012 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six month period ended June 30, 2012.  For additional information, refer to Note 4 and Note 5 to the Consolidated Financial Statements in Exhibit 19 and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 12 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

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

At June 30, 2012, our variable rate borrowings approximated $739.8 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap).  Fluctuations in interest rates can increase our borrowing costs and consequently, have an adverse impact on our results of operations.  Increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $7.4 million on the $739.8 million of variable rate borrowings outstanding as of June 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its equity securities in the three months ended June 30, 2012.  As of June 30, 2012, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 4,543,800 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 9, 2012	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and Chief Financial Officer

Date	August 9, 2012	/s/ Jerry S. Krempa
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

Incorporated by Reference
10	Amendment No. 1 to Credit Agreement (4)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101	The following materials from Bemis Company, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL:	Filed Electronically
(i) Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2012 and 2011;
(ii) Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011;
(iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011;
(iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2012 and 2011; and
(v) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed February 10, 2011 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2012 (File No. 1-5277)