Form 10-Q
period 2012-09-30
BEMIS CO INC
filed 2012-11-09
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2012, the registrant had 103,290,005 shares of Common Stock, $.10 par value, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Condensed Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter and year-to-date periods ended September 30, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Three and nine month review of results	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2012		2011		2012		2011
Net sales	$1,287.8	100.0%	$1,357.9	100.0%	$3,905.3	100.0%	$4,052.5	100.0%
Cost of products sold	1,040.7	80.8	1,134.2	83.5	3,193.9	81.8	3,361.0	82.9
Gross profit	247.1	19.2	223.7	16.5	711.4	18.2	691.5	17.1

Operating expenses
Selling, general, and administrative expenses	128.4	10.0	111.6	8.2	381.6	9.8	364.5	9.0
Research and development	10.2	0.8	10.6	0.8	31.5	0.8	28.2	0.7
Facility consolidation and other costs	21.4	1.7	—	—	49.4	1.3	—	—
Other operating (income) expense, net	(2.8)	(0.2)	(2.7)	(0.2)	(12.3)	(0.3)	(13.9)	(0.3)
Operating income	89.9	7.0	104.2	7.7	261.2	6.7	312.7	7.7

Interest expense	17.0	1.3	18.4	1.4	54.8	1.4	54.8	1.3
Other non-operating (income) expense, net	(1.3)	(0.1)	(1.4)	(0.1)	(2.2)	(0.1)	—	—
Income before income taxes	74.2	5.8	87.2	6.4	208.6	5.3	257.9	6.4

Provision for income taxes	26.8	2.1	31.0	2.3	74.9	1.9	93.3	2.3

Net income	47.4	3.7	56.2	4.1	133.7	3.4	164.6	4.1

Less: net income attributable to noncontrolling interests	—	—	0.3	—	—	—	3.3	0.1

Net income attributable to Bemis Company, Inc.	$47.4	3.7%	$55.9	4.1%	$133.7	3.4%	$161.3	4.0%

Effective income tax rate		36.1%		35.5%		35.9%		36.2%

Diluted earnings per share	$0.45		$0.53		$1.27		$1.51

Overview

Bemis Company, Inc. is a leading global manufacturer of flexible packaging and pressure sensitive materials supplying a variety of markets.  Historically about 65 percent of our total net sales are to customers in the food industry.  Sales of our flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has typically provided a more stable market environment for our Flexible Packaging business segment, which accounts for approximately 90 percent of our net sales.  Our remaining net sales are from our Pressure Sensitive Materials business segment which, while diversified in end use products, is less focused on food industry applications and more exposed to economically sensitive end markets.

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

Over the past several years, global economic conditions have been weak and prices of food products have increased.  While economic growth in Latin America and Asia has exceeded that of North America and Europe, the pace of growth in these regions has slowed over the past 12 months.  As a result, we have generally experienced a slowdown in demand in the various geographic regions in which we operate.  In addition, foreign currency exchange rates have weakened against the U.S. dollar during 2012, reducing operating results reported from our foreign operations as it is translated to U.S. dollars in our consolidated financial statements.

Facility Consolidation

During the fourth quarter of 2011, we initiated a facility consolidation program to improve efficiencies and reduce fixed costs.  As a part of this program, we announced the planned closure of five facilities.  Most of the production from these five facilities is being transferred to other facilities.  As of September 30, 2012, manufacturing operations had ceased at four of these manufacturing facilities.  The most current estimate of the total cost of this program is $86 million.

During the second quarter of 2012, we expanded the facility consolidation program to include the planned closure of an additional four production locations, including three facilities outside of the United States.  The expansion of the program increased the total estimated program costs by approximately $55 million, which includes approximately $23 million in employee-related costs, approximately $17 million in fixed asset accelerated depreciation and write-downs, and approximately $15 million in other facility consolidation costs.

We recorded $21.4 million and $49.4 million of charges associated with the facility consolidation programs during the three and nine months ended September 30, 2012, respectively.  These costs have been recorded on the consolidated statement of income as facility consolidation and other costs.  Of the remaining approximately $54 million of estimated costs to be expensed for the programs, approximately $29 million of charges are expected to occur during the fourth quarter of 2012, with about $25 million remaining to be expensed in early 2013. Plant closings associated with the programs are expected to be completed in early 2013.

Facility consolidation program related cash payments made during the third quarter totaled $11.2 million, bringing total 2012 cash payments to $23.7 million.  Cash payments for the fourth quarter of 2012 are expected to be approximately $24 million, with an additional $43 million estimated to be paid in 2013.

Acquisitions

Australia and New Zealand Distributors

On August 22, 2012, we acquired two flexible packaging businesses in Australia and New Zealand. The acquisition supports our strategy to enhance our presence in the Asia-Pacific region. The combined purchase price of approximately $19.1 million was financed with commercial paper and is subject to customary post-closing adjustments.

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

Results of Operations — Third Quarter 2012

Consolidated Overview

(in millions, except per share amounts)	2012	2011
Net sales	$1,287.8	$1,357.9
Net income attributable to Bemis Company, Inc.	47.4	55.9
Diluted earnings per share	0.45	0.53

Net sales for the third quarter of 2012 decreased 5.2 percent from the same period of 2011. Acquisitions increased third quarter 2012 net sales by an estimated 1.1 percent.  The impact of currency translation reduced net sales by 4.6 percent. The remaining decrease in net sales reflects the impact of lower overall unit volume, partially offset by higher selling prices and improved sales mix.

Diluted earnings per share for the third quarter of 2012 were $0.45 compared to $0.53 reported in the same quarter of 2011.  Results for the third quarter of 2012 included a $0.14 charge associated with facility consolidation and other costs and a $0.01 charge associated with acquisition-related earnout payments. Results for the third quarter of 2011 included $0.03 of charges associated with acquisition-related earnout and transaction payments.

Flexible Packaging Business Segment

(in millions)	2012	2011
Net sales	$1,152.4	$1,216.1
Operating profit (See Note 14 to the Condensed Consolidated Financial Statements)	110.3	117.4
Operating profit as a percentage of net sales	9.6%	9.7%

Flexible Packaging net sales decreased 5.2 percent in the third quarter of 2012 compared to the same quarter of 2011.  The impact of currency translation reduced net sales by 4.7 percent.  Acquisitions increased net sales by 1.3 percent.  The remaining reduction in sales represents the negative impact of lower unit sales volumes, partially offset by higher selling prices and improved sales mix.

Operating profit for the third quarter of 2012 was negatively impacted by $21.4 million of facility consolidation costs and $1.1 million of acquisition-related earnout payments.  Operating profit for the third quarter of 2011 was negatively impacted by $1.7 million of acquisition-related earnout and transaction payments. The effect of currency translation decreased operating profit in the third quarter of 2012 by $3.7 million compared to the same quarter of 2011.  Performance for the quarter reflects the benefits of cost reductions, improvements in sales mix, and increases in selling prices, partially offset by lower unit sales volume.

Pressure Sensitive Materials Business Segment

(in millions)	2012	2011
Net sales	$135.4	$141.8
Operating profit (See Note 14 to the Condensed Consolidated Financial Statements)	7.7	8.0
Operating profit as a percentage of net sales	5.7%	5.6%

Pressure Sensitive Materials net sales decreased 4.5 percent in the third quarter of 2012 compared to the same quarter of 2011.  The impact of currency translation reduced net sales by 4.3 percent.

Pressure Sensitive Materials operating profit as a percent of net sales in the third quarter of 2012 increased slightly compared to the same quarter of 2011.  Currency translation reduced operating profit by approximately $0.5 million.

Consolidated Gross Profit

(in millions)	2012	2011
Gross profit	$247.1	$223.7
Gross profit as a percentage of net sales	19.2%	16.5%

Consolidated gross profit as a percent of net sales increased in the third quarter of 2012, reflecting the benefits of cost reductions associated with facility consolidation and other costs activities, increases in selling prices and improvements in sales mix.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2012	2011
Selling, general and administrative expenses (SG&A)	$128.4	$111.6
SG&A as a percentage of net sales	10.0%	8.2%

Consolidated selling, general and administrative expenses in the third quarter include additional expenses related to acquired businesses and employee benefit costs. During the third quarter of 2011, incentive compensation accruals were reduced to reflect lower performance expectations for 2011.

Consolidated Other Operating (Income) Expense, Net

(in millions)	2012	2011
Other operating (income) expense, net	$(2.8)	$(2.7)

Other operating income and expenses, net included $3.6 million of fiscal incentive income in the third quarter of 2012 compared to $4.9 million for the third quarter of 2011.  Fiscal incentives are associated with net sales and manufacturing activities in certain South American operations and are included in our Flexible Packaging segment operating profit. The reduction in these benefits primarily reflects the impact of currency translation.

Consolidated Interest Expense

(in millions)	2012	2011
Interest expense	$17.0	$18.4
Effective interest rate	4.4%	4.8%

Fixed-rate public notes totaling $300 million matured on April 1, 2012 and have been refinanced with variable-rate borrowings, reducing both the effective interest rate and the interest expense in the third quarter of 2012 compared to the same quarter of 2011.

Consolidated Income Taxes

(in millions)	2012	2011
Income taxes	$26.8	$31.0
Effective tax rate	36.1%	35.5%

We expect the effective tax rate for the total year 2012 to be approximately 36 percent.

Results of Operations — Nine Months Ended September 30, 2012

Consolidated Overview

(in millions, except per share amounts)	2012	2011
Net sales	$3,905.3	$4,052.5
Net income attributable to Bemis Company, Inc.	133.7	161.3
Diluted earnings per share	1.27	1.51

Net sales for the nine months ended September 30, 2012 decreased 3.6 percent from the same period of 2011. The impact of currency translation reduced net sales by 3.7 percent.  Acquisitions increased net sales by 1.4 percent.  The remaining reduction in sales represents the negative impact of lower unit sales volumes, partially offset by higher selling prices and improved sales mix.

Diluted earnings per share for the nine months ended September 30, 2012 were $1.27 compared to $1.51 reported in the same period of 2011.  Results for 2012 included a $0.32 charge associated with facility consolidation and other costs and a $0.04 charge for acquisition-related earnout payments. Results for 2011 included $0.03 of charges for acquisition-related earnout and transaction payments.

Flexible Packaging Business Segment

(in millions)	2012	2011
Net sales	$3,482.7	$3,614.2
Operating profit (See Note 14 to the Condensed Consolidated Financial Statements)	314.5	350.0
Operating profit as a percentage of net sales	9.0%	9.7%

Flexible Packaging net sales decreased 3.6 percent in the nine months ended September 30, 2012 compared to the same period of 2011.  The impact of currency translation reduced net sales by 3.7 percent.  Acquisitions increased net sales by 1.6 percent.  The remaining reduction in sales represents lower unit sales volumes, partially offset by higher selling prices and improved sales mix.

Operating profit for the nine months ended September 30, 2012 was negatively impacted by $49.3 million of facility consolidation costs and $4.6 million of acquisition-related earnout payments. Operating profit for the nine months ended September 30, 2011 was negatively impacted by $1.7 million of acquisition-related earnout and transaction payments.  The effect of currency translation decreased operating profit in the nine months ended September 30, 2012 by $8.9 million compared to the same period of 2011.  Performance for the nine months ended September 30, 2012 reflects the benefits of manufacturing cost reductions and improvements in price/mix, partially offset by lower unit sales volume.

Pressure Sensitive Materials Business Segment

(in millions)	2012	2011
Net sales	$422.6	$438.3
Operating profit (See Note 14 to the Consolidated Financial Statements)	28.3	29.6
Operating profit as a percentage of net sales	6.7%	6.8%

Pressure Sensitive Materials net sales decreased 3.6 percent in the nine months ended September 30, 2012 compared to the same period of 2011. The impact of currency translation reduced sales by 3.8 percent.

Pressure Sensitive Materials operating profit as a percent of net sales decreased slightly in the nine months ended September 30, 2012 compared to the same period of 2011, and includes the negative impact of currency translation of $1.5 million.

Consolidated Gross Profit

(in millions)	2012	2011
Gross profit	$711.4	$691.5
Gross profit as a percentage of net sales	18.2%	17.1%

The increase in consolidated gross profit as a percent of net sales reflects the positive impact of cost reductions, higher selling prices and improved mix, partially offset by lower unit sales volumes.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2012	2011
Selling, general and administrative expenses (SG&A)	$381.6	$364.5
SG&A as a percentage of net sales	9.8%	9.0%

Consolidated selling, general and administrative expenses increased in the nine months ended September 30, 2012 compared to the same period of 2011 reflecting additional expense related to acquired businesses, higher incentive compensation and pension costs, partially offset by the impact of currency translation.

Consolidated Other Operating (Income) Expense, Net

(in millions)	2012	2011
Other operating (income) expense, net	$(12.3)	$(13.9)

Other operating income and expenses, net in the nine months ended September 30, 2012 included $13.2 million of fiscal incentive income compared to $15.7 million for the same period of 2011.  The reduction primarily reflects the impact of currency translation.  Fiscal incentives are associated with net sales and manufacturing activities in certain South American operations and are included in our Flexible Packaging segment operating profit.

Consolidated Interest Expense

(in millions)	2012	2011
Interest expense	$54.8	$54.8
Effective interest rate	4.8%	5.1%

The effective interest rate decreased in the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to refinancing public notes totaling $300 million with lower cost commercial paper on April 1, 2012.

Consolidated Income Taxes

(in millions)	2012	2011
Income taxes	$74.9	$93.3
Effective tax rate	35.9%	36.2%

The lower 2012 effective tax rate reflects the recognition of a tax benefit in the first quarter that will not reoccur in subsequent quarters during the balance of 2012.  We expect the effective tax rate for the total year 2012 to be about 36 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 46 percent and 48 percent at September 30, 2012 and December 31, 2011, respectively.  Total debt as of September 30, 2012 and December 31, 2011 was $1.5 billion and $1.6 billion, respectively.

Credit Rating

Our capital structure and financial practices have earned us investment grade credit ratings from two nationally recognized credit rating agencies. Recently, one of our investment grade credit ratings was revised downward. The recent credit rating downgrade has not impacted our investment grade status or our ability to access the capital markets, including the commercial paper markets, at favorable rates of interest.

Cash Flow

Net cash provided by operating activities was $290.2 million for the first nine months of 2012, compared to $250.5 million for the first nine months of 2011.  During the first nine months of 2012, cash flows provided by operating activities included payments of severance and other accrued costs related to our facility consolidation programs of $23.7 million.  Increases in inventory and accounts receivable levels during 2011 were magnified by the impact of increasing raw material costs and higher selling prices.

Net cash used in investing activities was $107.5 million for the first nine months of 2012, compared to $191.2 million for the same period of 2011.  During the first nine months of 2011, cash used in investing activities included approximately $90 million of cash purchase price for the Mayor Packaging acquisition.

Net cash used in financing activities was $169.1 million for the first nine months of 2012, compared to $11.1 million cash used in financing activities for the same period of 2011.  Net cash used in financing activities during the first nine months of 2011 included the net effect of a $316.0 million increase in commercial paper, the purchase of 5.0 million shares of Bemis Company, Inc. common stock in the open market for $161.1 million, and the purchase of the noncontrolling interest in Dixie Toga Ltda. for $89.7 million.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of September 30, 2012, our commercial paper debt outstanding was $269.0 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

Under the terms of our revolving credit agreement, we have the capacity to borrow up to $800 million.  This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of September 30, 2012, there was $277.0 million of debt outstanding supported by this credit facility, leaving $523.0 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Public notes totaling $300 million matured on April 1, 2012 and were refinanced with commercial paper.  Industrial revenue bonds totaling $8 million are scheduled to mature in November 2012, and have been classified as long term debt on the September 30, 2012 balance sheet in accordance with our ability and intent to refinance them with commercial paper.

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

New Accounting Pronouncements

There has been no new accounting guidance issued or effective during the first nine months of 2012 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine month period ended September 30, 2012.  For additional information, refer to Note 5 and Note 6 to the Condensed Consolidated Financial Statements in Exhibit 19 and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in prior periods, we are in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases. For the most recent phase, which was completed during the third quarter of 2012, several of the Company’s United States operations implemented certain modules of the new ERP system which resulted in some changes in internal controls.   There were no other changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 13 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

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

At September 30, 2012, our variable rate borrowings approximated $677.0 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap).  Fluctuations in interest rates can increase our borrowing costs and consequently, have an adverse impact on our results of operations.  Increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by $6.8 million on the $677.0 million of variable rate borrowings outstanding as of September 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its equity securities in the three months ended September 30, 2012.  As of September 30, 2012, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 4,543,800 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	November 9, 2012	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and Chief Financial Officer

Date	November 9, 2012	/s/ Jerry S. Krempa
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
Incorporated by Reference
10	Amendment No. 1 to Credit Agreement (4)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101	The following materials from Bemis Company, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL:	Filed Electronically
(i) Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011;
(ii) Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011;
(iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011;
(iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011; and
(v) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed February 10, 2011 (File No. 1-5277).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2012 (File No. 1-5277).