Form 10-K
period 2012-12-31
BEMIS CO INC
filed 2013-02-28
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 29, 2012, based on a closing price of $31.34 per share as reported on the New York Stock Exchange, was $3,231,881,370.

As of February 22, 2013, the Registrant had 102,998,348 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement - Annual Meeting of Shareholders May 2, 2013 - Part III

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

PART I

ITEM 1 — BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a global manufacturer of packaging products and pressure sensitive materials.  The Company's business activities are organized around its three reportable business segments, U.S. Packaging (59 percent of 2012 net sales), Global Packaging (30 percent) and Pressure Sensitive Materials (11 percent).

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

As of December 31, 2012, the Company had approximately 19,600 employees, about 13,000 of whom were classified as production employees. Many of the United States production employees are covered by collective bargaining contracts involving five international unions, two independent unions, and 22 individual contracts with terms ranging from one to six years.  During 2012, ten contracts covering 1,792 employees at ten different locations in the United States were successfully negotiated.  Ten domestic labor agreements covering 980 employees are scheduled to expire in 2013.  Many of the production employees and some of the salaried workforce who are located outside the United States are covered by collective bargaining contracts involving 23 different unions with terms ranging from one to six years.

Working capital fluctuates throughout the year in relation to the level of customer volume and other marketplace conditions.  Inventory levels reflect a reasonable balance between raw material pricing and availability and the Company’s commitment to promptly fill customer orders.  Manufacturing backlogs are not a significant factor in the industries in which the Company operates.  The business of each of the reportable segments is not seasonal to any significant extent.

The Company is the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of its products, manufacturing processes, and equipment.  The Company also has a number of trademarks and trademark registrations in the United States and in foreign countries.  The Company’s patents, licenses, and trademarks collectively provide a competitive advantage.  However, the loss of any single patent or license alone would not have a material adverse effect on the Company’s results as a whole or those of any of its segments.

The Company’s business activities are organized around its three reportable business segments, U.S. Packaging, Global Packaging and Pressure Sensitive Materials.  Both internal and external reporting conform to this organizational structure.  A summary of the Company’s business activities reported by its three reportable business segments follows. The Company transitioned to these segments in 2012, which reflects the separation of Flexible Packaging into the U.S. Packaging and Global Packaging segments. All information in this Annual Report on Form 10-K has been recast to conform to this new segment reporting structure.

U.S. Packaging Segment
The U.S. Packaging segment represents all food, consumer, and industrial products packaging-related manufacturing operations located in the United States. This segment manufactures multilayer polymer, blown and cast film structures to produce packaging sold for food and personal care product applications as well as non-food applications. Additional products include custom thermoformed packaging, and multiwall paper bags. Markets for these products include processed and fresh meat, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, seed, lawn and garden, tissue, fresh produce, personal care and hygiene, disposable diapers, agribusiness, and minerals.

Global Packaging Segment
The Global Packaging segment includes all packaging-related manufacturing operations located outside of the United States as well as global medical device and pharmaceutical packaging manufacturing operations. This segment manufactures multilayer polymer, blown and cast film structures to produce packaging sold for a variety of food, medical, pharmaceutical, personal care, and industrial applications. Additional products include injection molded plastic and folding carton packaging. Markets for these products include processed and fresh meat, liquids, snacks, cheese, coffee, condiments, candy, bakery, tissue, fresh produce, personal care and hygiene, disposable diapers, agribusiness, pharmaceutical, and medical devices.

Pressure Sensitive Materials Segment
The Pressure Sensitive Materials segment is a global manufacturer of pressure sensitive adhesive coated paper and film substrates sold into label, graphic, and technical product markets. Products for label markets include narrow-web rolls of pressure sensitive paper, film, and metalized film printing stocks used in high-speed printing and die-cutting. Products for graphic markets include pressure sensitive films used for decorative signage through computer-aided plotters, digital and screen printers, and photographic overlaminate and mounting materials including optically clear films with built-in UV inhibitors. Products for technical markets include micro-thin film adhesives used in delicate electronic parts assembly and pressure sensitive applications utilizing foam and tape based stocks to perform fastening and mounting functions.

Marketing, Distribution, and Competition
While the Company’s sales are made through a variety of distribution methods, more than 90 percent of sales are made by the Company’s direct sales force.  Sales offices and plants are located throughout North America, Latin America, Europe, and Asia Pacific to provide prompt and economical service to more than 30,000 customers.  The Company’s technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

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

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the U.S. and Global Packaging segments include Amcor Limited, Berry Plastics Corporation, Bryce Corporation, Exopack Company, Hood Packaging Corporation, Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Wihuri OY, and Winpak ltd.  In the Pressure Sensitive Materials segment, major competitors include 3M, Acucote, Inc., Avery Dennison Corporation, FLEXcon Corporation, Green Bay Packaging Inc., Ricoh Company, Ltd., Ritrama Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene Corporation, and Wausau Coated Products Inc.

The Company considers itself to be a significant participant in the market niches it serves; however, due to the diversity of the U.S. Packaging, Global Packaging, and Pressure Sensitive Materials segments, the Company’s precise competitive position in these markets is not reasonably determinable.  Advertising is limited primarily to business and trade publications emphasizing the Company’s product features and related technical capabilities.

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

Research and Development Expense
Research and development expenditures were as follows:

(in millions)	2012	2011	2010
U.S. Packaging	$19.2	$18.3	$16.3
Global Packaging	15.1	14.6	11.9
Pressure Sensitive Materials	5.9	4.8	6.1
Corporate	1.4	1.0	—
Total	$41.6	$38.7	$34.3

Environmental Control
Compliance with federal, state, and local laws, rules, and regulations which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect on the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

Available Information
The Company is a large accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 100 F St., N.E., Washington, DC 20549 (call 1-202-551-8090 or 1-800-732-0330 for hours of operation). Electronically filed and furnished reports can also be accessed through the Company’s own website (http://www.bemis.com), under Investor Relations/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54957-0669, or calling (920) 727-4100.  In addition, the Company’s Board Committee charters, Principles of Corporate Governance, and the Company’s Code of Conduct can be electronically accessed at the Company’s website under Company Overview or, free of charge, by writing directly to the Company, Attention:  Corporate Secretary.  The Company intends to post any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions on the Investor Relations section of its website (www.bemis.com) promptly following the date of such amendment or waiver.

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
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, which are subject to price fluctuations.  Inflationary and other increases in the costs of raw materials have occurred in the past and are expected to recur, and our performance depends in part on our ability to reflect changes in costs in selling prices for our products.  In the past, we have generally been successful in managing the impact of higher raw material costs by increasing selling prices.  Natural disasters such as hurricanes, in addition to terrorist activity and government regulation of environmental emissions, may negatively impact the production or delivery capacity of our raw material suppliers in the chemical and paper industries.  This could result in increased raw material costs or supply shortages, which may have a negative impact on our profitability if we are unable to pass along the increased costs in our selling prices or, in the case of a shortage, secure raw materials from alternative sources.

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

Information technology — A failure in our information technology systems could negatively affect our business.
We depend on information technology to record and process customers' orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records.  We are in the process of implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes and a common information system across our plants over a period of several years.  There can be no certainty that this system will deliver the expected benefits.  The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers.  In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.  Finally, failure or abandonment of any part of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes.  Such unauthorized access could disrupt our business and could result in the loss of assets, which could result in the loss of customer confidence and business, and cause us to incur time and expense in remediation efforts.

Multiemployer pension plans — The withdrawal liabilities related to our multiemployer pension plans may be significant.
We participate in three “multiemployer” pension plans administered by labor unions representing some of our employees.  We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants.  Our required contributions to these plans are increasing as a result of the insolvency or withdrawal of other companies that previously contributed to these plans, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies.  In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet.  Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits.  In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability.  All multiemployer plans in which we participate are reported to have significant underfunded liabilities.  Such underfunding could increase the size of our potential withdrawal liability. See “Legal Proceedings" included in Item 3 of this Annual Report on Form 10-K.

Acquisitions — We may not be able to successfully integrate businesses that we acquire.
We have made numerous acquisitions in the past and are regularly considering new acquisitions that we believe will provide meaningful opportunities to grow our business and improve performance in the future.  Acquired businesses may not achieve the levels of revenue, profit, productivity, or otherwise perform as we expect.  Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses.  While we believe that our acquisitions will improve our competitiveness and future financial performance, we can give no assurance that acquisitions will be successful.

Goodwill and other intangible assets — A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.
We review our goodwill balance for impairment at least once a year using the business valuation methods allowed in accordance with current accounting standards.  These methods include the use of a weighted-average cost of capital to calculate the present value of the expected future cash flows of our reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment.  In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results.  If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth.  We have identified the valuation of intangibles as a critical accounting estimate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Intangible assets and goodwill” included in Item 7 of this Annual Report on Form 10-K.

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
Current accounting standards issued by the Financial Accounting Standards Board (FASB) require balance sheet recognition of the funded status of our defined benefit pension and postretirement benefit plans.  If the fair value of our pension plans’ assets at a future reporting date decreases or if the discount rate used to calculate the projected benefit obligation (PBO) as of that date decreases, we will be required to record the incremental change in the excess of PBO over the fair value of the assets as a reduction of stockholders’ equity.  The resulting non-cash after-tax charge would represent future expense and would be recorded directly as a decrease in the Accumulated Other Comprehensive Income component of stockholders’ equity.  While we cannot estimate the future funded status of our pension liability with any certainty at this time, we believe that if the market value of assets or the discount rate used to calculate our pension liability materially decreases, the adjustment could significantly reduce our stockholders’ equity.  A significant reduction in stockholders’ equity may impact our compliance with debt covenants or could cause a downgrade in our credit ratings that could also adversely impact our future cost and speed of borrowing and have an adverse effect on our financial condition, results of operations and liquidity.  We have identified pension assumptions as a critical accounting estimate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Pension costs” and “—Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

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
At December 31, 2012, our variable rate borrowings approximated $603.8 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap).  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by approximately $6.0 million on the $603.8 million of variable rate debt outstanding as of December 31, 2012.

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
We have operations globally.  In 2012, approximately 31 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

Imports and exports — We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
Certain of our products are subject to export controls and may be exported only with the required export license or through an export license exception. If we were to fail to comply with export licensing, customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, we cannot assure that a violation will not occur, whether knowingly or inadvertently. Any such shipment could have negative consequences including government investigations, penalties, fines, civil and criminal sanctions, and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of operations.

Numerous other factors over which we may have limited or no control may affect our performance and profitability.
Other factors that may influence our earnings, financial position, and liquidity include:  legal and administrative cases and proceedings (whether civil, such as environmental or product related, or criminal), settlements, judgments, and investigations; adoption of new, or changes in, accounting policies or practices and the application of such policies and practices; changes in business mix; customer and supplier business reorganizations or combinations; ability to retain adequate levels of insurance coverage at acceptable rates; loss of significant contract(s); risks and uncertainties relating to investment in development activities and new facilities; timely development and successful market acceptance of new products; pricing of competitive products; disruptions in transportation networks; reliability of utility services; general or specific economic conditions and the ability and willingness of purchasers to substitute other products for the products that we manufacture; financial condition and inventory strategies of customers and suppliers; credit risks; changes in customer order patterns; employee work stoppages at plants; increased competition; changes in government regulations and the impact of changes in the world political environment, including the ability to estimate the impact of foreign currency exchange rates on financial results; the impact of epidemiological events on the economy and on our customers and suppliers; and acts of war, terrorism, weather, and other natural disasters.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Properties utilized by the Company at December 31, 2012, were as follows:

U.S. Packaging Segment
This segment has 35 manufacturing plants located in 16 states, of which 32 are owned directly by the Company or its subsidiaries and three are leased from outside parties.  Initial building lease terms generally provide for minimum terms of five to 21 years and have one or more renewal options.  The term of building leases in effect at December 31, 2012, expire between 2013 and 2026.

Global Packaging Segment
This segment has 32 manufacturing plants located in three U.S. states, the Commonwealth of Puerto Rico, and ten non-U.S. countries, of which 26 are owned directly by the Company or its subsidiaries and six are leased from outside parties.  Initial building lease terms generally provide for minimum terms of five to twelve years and have one or more renewal options.  The term of building leases in effect at December 31, 2012, expire between 2013 and 2018.

Pressure Sensitive Materials Segment
This segment has seven manufacturing plants located in three states and two non-U.S. countries, all of which are owned directly by the Company or its subsidiaries.

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

ITEM 3 — LEGAL PROCEEDINGS

The Company is involved in a number of lawsuits incidental to its business, including environmental related litigation and routine litigation arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, the Company believes, except as discussed below, that any ultimate liability would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Environmental Matters
The Company is a potentially responsible party (PRP) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as “Superfund”) and similar state and foreign laws in proceedings associated with seventeen sites around the United States and one in Brazil.  These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has accrued an amount that it believes to be adequate to cover its exposure.

São Paulo Tax Dispute
Dixie Toga Ltda (Dixie Toga), acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo, Brazil (the City).  The City imposes a tax on the rendering of printing services.  The City has assessed this city services tax on the production and sale of printed labels and packaging products.  Dixie Toga, along with a number of other packaging companies, disagree and contend that the city services tax is not applicable to its products and that the products are subject only to the state value added tax (VAT).  Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes.  Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga appealed the city services tax and instead continued to collect and pay only the state VAT.

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $53.7 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2012 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 canceled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City of São Paulo.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $8.1 million for Itap Bemis and $26.1 million for Dixie Toga, translated to U.S. dollars at the December 31, 2012 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $49.5 million for Itap Bemis and $143.7 million for Dixie Toga for interest, monetary adjustments and costs. The 1996-2001 assessments for Dixie Toga are currently being challenged in the courts.

The City has also asserted the applicability of the city services tax for the subsequent years 2004-2009.  The assessments issued by the City for these years have been received and are being challenged by the Company at the administrative level.  The assessments for tax, penalties, and interest are estimated to be approximately $48.2 million, translated to U.S. dollars at the December 31, 2012 exchange rate.

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

Brazil Investigation
On September 18, 2007, the Secretariat of Economic Law (SDE), a governmental agency in Brazil, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the nature of the proceedings, the Company is unable at the present time to predict the outcome of this matter.

Multiemployer Defined Benefit Pension Plans
The Company contributes to three multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not directly manage these multiemployer pension plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by employers contributing to the plans.  Based on the information provided by the plan administrators, the Company is aware that three of these plans are underfunded.  In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the Company expects its contributions to these plans to increase in the future.

Under current law regarding multiemployer defined benefit plans, a plan’s termination, the Company’s voluntary partial or full withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer pension plan would require the Company to make payments to the plan for the Company’s proportionate share of the multiemployer pension plan’s unfunded vested liabilities. In addition, if a multiemployer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the fund.

The Company recorded charges related to the planned withdrawal from the GCIU — Employee Retirement Fund in the fourth quarter of 2011 and the second quarter of 2012 as part of the Company’s 2011 and 2012 facility consolidation program. The expense recorded represents the Company’s best estimate of the expected settlement of these planned withdrawal liabilities.  While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multiemployer pension plans could have a material adverse impact on the Company’s consolidated annual results of operations, financial position, or cash flows.

 ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2012, there were 3,481 registered holders of record of our common stock.  The Company did not repurchase any of its equity securities in the fourth quarter of the fiscal year ended December 31, 2012.  As of December 31, 2012, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 4,543,800 shares of its common stock.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31

2012
Dividend paid per common share	$0.25	$0.25	$0.25	$0.25
Common stock price per share
High	$32.79	$33.48	$32.08	$33.93
Low	$29.63	$29.52	$29.59	$31.33
2011
Dividend paid per common share	$0.24	$0.24	$0.24	$0.24
Common stock price per share
High	$33.32	$33.83	$34.40	$32.16
Low	$30.13	$31.00	$28.41	$27.21
2010
Dividend paid per common share	$0.23	$0.23	$0.23	$0.23
Common stock price per share
High	$30.74	$31.80	$32.00	$34.25
Low	$27.09	$25.50	$26.58	$30.01

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW
(dollars in millions, except per share amounts)

Years Ended December 31,	2012	2011	2010	2009	2008
Operating Data
Net sales	$5,139.2	$5,322.7	$4,835.0	$3,514.6	$3,779.4
Cost of products sold and other expenses	4,789.7	4,953.7	4,434.2	3,232.2	3,471.5
Interest expense	70.9	76.8	73.5	42.1	39.4
Income from continuing operations before income taxes	278.6	292.2	327.3	240.3	268.5
Provision for income taxes	104.8	104.9	117.6	87.8	96.3
Income from continuing operations	173.8	187.3	209.7	152.5	172.2
Income from discontinued operations	—	—	1.8	—	—
Net income	173.8	187.3	211.5	152.5	172.2
Less: net income attributable to noncontrolling interests	—	3.2	6.4	5.3	6.0
Net income attributable to Bemis Company, Inc.	173.8	184.1	205.1	147.2	166.2
Net income attributable to Bemis Company, Inc. as a percent of net sales	3.4%	3.5%	4.2%	4.2%	4.4%
Common Share Data
Basic earnings per share	$1.67	$1.73	$1.85	$1.38	$1.61
Diluted earnings per share	1.66	1.73	1.85	1.38	1.61
Dividends per share	1.00	0.96	0.92	0.90	0.88
Book value per share	15.88	15.36	17.90	17.11	13.87
Weighted-average shares outstanding for computation of diluted earnings per share	105.0	106.6	110.7	106.9	103.4
Common shares outstanding at December 31,	103.3	103.0	107.7	108.2	99.7
Capital Structure and Other Data
Current ratio	2.4x	2.3x	2.2x	3.8x	2.3x
Working capital	$882.0	$867.0	$791.7	$1,480.5	$560.9
Total assets	4,185.7	4,320.4	4,285.8	3,928.7	2,822.3
Short-term debt	8.9	15.1	2.9	31.3	26.6
Long-term debt	1,417.6	1,554.8	1,283.5	1,227.5	660.0
Total equity	1,640.9	1,582.1	1,927.4	1,851.7	1,382.5
Return on average total equity	10.8%	10.5%	10.9%	9.1%	11.1%
Return on average total capital	6.6%	7.0%	7.6%	6.4%	8.0%
Depreciation and amortization	$204.3	$220.3	$209.7	$159.3	$162.0
Capital expenditures	136.4	135.2	113.2	89.2	120.5
Number of common shareholders	3,481	3,618	3,758	3,870	3,920
Number of employees	19,564	20,165	19,796	16,040	15,394

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2012
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2012		2011		2010
Net sales	$5,139.2	100.0%	$5,322.7	100.0%	$4,835.0	100.0%
Cost of products sold	4,191.7	81.6	4,412.5	82.9	3,941.8	81.5
Gross margin	947.5	18.4	910.2	17.1	893.2	18.5

Operating expenses
Selling, general, and administrative expenses	506.7	9.9	483.4	9.1	459.1	9.5
Research and development	41.6	0.8	38.7	0.7	34.3	0.7
Facility consolidation and other costs	68.7	1.3	38.4	0.7	—	—
Other operating (income) expense, net	(15.0)	(0.3)	(17.7)	(0.3)	(1.0)	—
Operating income	345.5	6.7	367.4	6.9	400.8	8.3

Interest expense	70.9	1.4	76.8	1.4	73.5	1.5
Other non-operating (income) expense, net	(4.0)	(0.1)	(1.6)	—	—	—
Income from continuing operations before taxes	278.6	5.4	292.2	5.5	327.3	6.8

Provision for income taxes	104.8	2.0	104.9	2.0	117.6	2.4

Income from continuing operations	173.8	3.4	187.3	3.5	209.7	4.3

Income from discontinued operations	—	—	—	—	1.8	—

Net income	173.8	3.4	187.3	3.5	211.5	4.4

Less: net income attributable to noncontrolling interests	—	—	3.2	0.1	6.4	0.1

Net income attributable to Bemis Company, Inc.	$173.8	3.4%	$184.1	3.5%	$205.1	4.2%

Effective income tax rate		37.6%		35.9%		35.9%

Diluted earnings per share	$1.66		$1.73		$1.85

Overview
Bemis Company, Inc. is a leading global manufacturer of packaging and pressure sensitive materials supplying a variety of markets.  Historically, about 65 percent of our total net sales are to customers in the food industry.  Sales of our packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has typically provided a more stable market environment for our U.S. Packaging and Global Packaging business segments, which accounted for approximately 89 percent of our net sales in 2012.  Our remaining net sales are from our Pressure Sensitive Materials business segment which, while diversified in end use products, is more exposed to economically sensitive end markets.

Market Conditions
The markets into which our products are sold are highly competitive.  Our leading market positions in packaging for perishable food and medical device products reflect our focus on value-added, proprietary products that provide food safety and sterility benefits.  We also manufacture products for which our technical know-how and economies of scale offer us a competitive advantage.  The primary raw materials for our business segments are polymer resins and films, paper, inks, adhesives, aluminum and chemicals.

Over the past several years, global economic conditions have been weak and prices of food products have increased.  While economic growth in Latin America and Asia has exceeded that of North America and Europe, the pace of growth in these regions has slowed over the past 12 months.  As a result, we have generally experienced a slowdown in demand in the various geographic regions in which we operate.  In addition, foreign currency exchange rates weakened against the U.S. dollar during 2012, reducing operating results reported from our foreign operations as they are translated to U.S. dollars in our consolidated financial statements.

Facility Consolidation
To improve efficiencies and reduce fixed costs, we initiated a facility consolidation program during the fourth quarter of 2011 and expanded the program in the second quarter of 2012. In total nine production facilities will be closed and most of the production from these facilities has been transferred to other facilities.  As of December 31, 2012, manufacturing operations had ceased at seven of these manufacturing facilities and the remaining closures are expected to be completed in early 2013.  The most current estimate of the total cost of the programs is $141 million which includes approximately $50 million in employee-related costs, approximately $54 million in fixed asset accelerated depreciation and write-downs, and approximately $37 million in other facility consolidation costs.

We recorded $68.7 million and $38.4 million of charges associated with the facility consolidation programs during the twelve months ended December 31, 2012 and 2011, respectively.  These costs have been recorded on the consolidated statement of income as facility consolidation and other costs.  We expect the remaining approximately $34 million of estimated costs to be expensed during 2013.  Cash payments for these programs in 2012 and 2011 totaled $35.2 million and $3.3 million, respectively.  Cash payments in 2013 are expected to be approximately $50 million.

Acquisitions

Australia and New Zealand Distributors
On August 22, 2012, we acquired two flexible packaging businesses in Australia and New Zealand. The acquisition of these businesses supports our strategy to enhance our presence in the Asia Pacific region. The combined purchase price was approximately $19.1 million, subject to customary post-closing adjustments.

Shield Pack
On December 1, 2011, we acquired the common stock of Shield Pack, LLC of West Monroe, Louisiana for a cash purchase price of approximately $45 million, subject to customary post-closing adjustments.  Shield Pack is a manufacturer of high barrier liners for bulk container packaging.

Mayor Packaging
On August 1, 2011, we acquired Mayor Packaging, a Hong Kong-based manufacturer of consumer and specialty flexible packaging including a manufacturing facility in Dongguan, China.  The purchase price was approximately $96.7 million.

Noncontrolling Interest of Dixie Toga Ltda
During the third quarter of 2011, we completed the purchase of the remaining shares owned by the noncontrolling interest of our Brazilian subsidiary, Dixie Toga Ltda, for approximately $90 million.

Alcan Packaging Food Americas
On March 1, 2010, we acquired the Food Americas operations of Alcan Packaging (Alcan Packaging Food Americas), a business unit of Rio Tinto plc.  Under the terms of the $1.2 billion transaction, we acquired 23 Food Americas flexible packaging facilities in the United States, Canada, Mexico, Brazil, Argentina, and New Zealand.  These facilities are included in our U.S. and Global Packaging business segments and produce flexible packaging principally for the food and beverage industries and augment our product offerings and technological capabilities.

Sale of Discontinued Operations
Under the terms of an order signed by the U.S. District Court for the District of Columbia on February 25, 2010, a portion of the Alcan Packaging Food Americas business acquired on March 1, 2010 was to be divested; accordingly, we had classified the related operating results as discontinued operations.  On July 13, 2010, we sold these discontinued operations to Exopack Holding Corp., an affiliate of private investment firm Sun Capital Partners, Inc.  The transaction was completed for a cash purchase price, net of selling costs, of $75.2 million.  The divested business recorded 2009 net sales of approximately $156 million and included two facilities that manufacture flexible packaging for retail natural cheese and shrink bags for fresh red meat.

Results of Operations
Consolidated Overview

(in millions, except per share amounts)	2012	2011	2010
Net sales	$5,139.2	$5,322.7	$4,835.0
Net income attributable to Bemis Company, Inc.	173.8	184.1	205.1
Diluted earnings per share	1.66	1.73	1.85

2012 versus 2011
Net sales for the year ended December 31, 2012 decreased 3.4 percent from the same period of 2011. Currency translation reduced net sales by 3.3 percent.  Acquisitions increased net sales by approximately 1.2 percent during the year.  The remaining organic sales decline reflects lower unit sales volumes during 2012 offset by improved sales mix.

Diluted earnings per share for the year ended December 31, 2012 were $1.66 compared to $1.73 reported in the same period of 2011.  Results for 2012 included a $0.45 charge associated with facility consolidation and other costs and a $0.04 charge for acquisition-related earnout payments. Results for 2011 included a $0.24 charge associated with facility consolidation and other costs and $0.05 of charges for acquisition-related earnout and transaction payments, partially offset by a $0.03 gain associated with a non U.S. pension plan curtailment.

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

New Reportable Business Segments
On January 10, 2013, we announced the realignment of our segment reporting. As a result, we now report business segment information for three reportable segments as follows: U.S. Packaging, Global Packaging, and Pressure Sensitive Materials. The expansion from two to three reportable segments reflects the separation of the Flexible Packaging business segment into U.S. Packaging and Global Packaging business segments. The Pressure Sensitive Materials business segment remains unchanged. We transitioned to these segments in 2012, which reflects the separation of Flexible Packaging into the U.S. Packaging and Global Packaging segments. All information in this Annual Report on Form 10-K has been recast to conform to this new segment reporting structure.

In connection with the implementation of an enterprise resource planning system during 2012, we recorded adjustments primarily to cost of goods sold during the fourth quarter in order to harmonize the application of certain accounting practices and provide consistency among the business segments. These adjustments made to individual locations across the segments substantially offset one another.

U.S. Packaging Business Segment
Our U.S. Packaging segment represents all food, consumer, and industrial products packaging-related manufacturing operations located in the United States. Our U.S. Packaging business segment provides packaging to a variety of end markets, including applications for meat and cheese, confectionery and snack foods, frozen foods, lawn and garden products, health and hygiene products, beverages, bakery goods, and dry foods.

(dollars in millions)	2012	2011	2010
Net sales	$3,040.1	$3,110.7	$2,821.6
Operating profit (See Note 21 to the Consolidated Financial Statements)	366.7	315.0	346.7
Operating profit as a percentage of net sales	12.1%	10.1%	12.3%

2012 versus 2011
U.S. Packaging net sales decreased 2.3 percent in the year ended December 31, 2012 compared to the same period of 2011.  Acquisitions increased net sales by approximately 0.8 percent. Lower net sales in 2012 reflect generally lower unit sales volumes for certain non-barrier packaging, partially offset by increased unit sales volumes of barrier packaging for products such as refrigerated foods where food safety is a requirement.

Operating profit for the total year 2012 was $366.7 million, or 12.1 percent of net sales, compared to $315.0 million, or 10.1 percent of net sales in 2011. Operating profit in 2012 and 2011 were negatively impacted by $42.1 million and $26.3 million of facility consolidation and other costs, respectively. The closure of six U.S. Packaging facilities in conjunction with the facility consolidation program is reducing capacity for certain non-barrier packaging, driving improved sales mix and lower fixed costs. Substantially all of the savings generated from the facility consolidation activities in 2012 benefited the U.S. Packaging segment. Operating profit also benefited from a favorable fourth quarter adjustment totaling $13.8 million related to the harmonization of certain accounting practices in connection with an enterprise resource planning system implementation.

2011 versus 2010
U.S. Packaging net sales increased by 10.2 percent in the year ended December 31, 2011 compared to the same period of 2010. Acquisitions increased net sales by approximately 5.6 percent. The remaining increase in sales represents improved price partially offset by lower unit sales volumes and unfavorable sales mix.

Operating profit for the total year 2011 was $315.0 million, or 10.1 percent of net sales, compared to $346.7 million, or 12.3 percent of net sales, in 2010. The lower percentage of operating profit to net sales in 2011 reflects the impact of higher raw material costs during the first six months of 2011 and lower unit sales volumes during the second half of the year.  In addition, operating profit for 2011 included $26.3 million of facility consolidation and other charges. Total year 2010 operating profit included $14.0 million of Alcan Packaging Food Americas acquisition related charges.

Global Packaging Business Segment
Our Global Packaging business segment includes all of our packaging-related manufacturing operations located outside of the United States as well as our global medical device and pharmaceutical packaging manufacturing operations. Our Global Packaging business segment provides packaging to a variety of end markets, including applications for meat and cheese, confectionery and snack foods, frozen foods, lawn and garden products, health and hygiene products, beverages, healthcare products, bakery goods, and dry foods.

(dollars in millions)	2012	2011	2010
Net sales	$1,543.5	$1,637.2	$1,450.8
Operating profit (See Note 21 to the Consolidated Financial Statements)	59.9	112.6	121.8
Operating profit as a percentage of net sales	3.9%	6.9%	8.4%

2012 versus 2011
Global Packaging net sales of $1.5 billion represented a decrease of 5.7 percent compared to 2011.  Acquisitions increased net sales by approximately 2.4 percent, which was more than offset by a 9.7 percent decrease in net sales related to currency translation. Excluding the impact of acquisitions and currency translation, net sales increased reflecting higher selling prices and improved sales mix, partially offset by the impact of lower unit sales volumes.

Operating profit for the total year 2012 was $59.9 million, or 3.9 percent of net sales, compared to $112.6 million, or 6.9 percent of net sales in 2011. The net effect of currency translation decreased operating profit in 2012 by $10.9 million. Operating profit in 2012 and 2011 were negatively impacted by $26.6 million and $8.6 million of facility consolidation and other costs, respectively. The decline in operating profit as a percentage of net sales in 2012 also reflects both the lower unit sales volumes in 2012 and the impact of an unfavorable fourth quarter adjustment totaling $16.4 million related to the harmonization of certain accounting practices in connection with the enterprise resource planning system implementation. Operating profit included $4.6 million and $4.5 million of Mayor Packaging acquisition-related charges in 2012 and 2011, respectively.  In addition, operating profit for 2011 included a $2.7 million gain associated with a non U.S. pension plan curtailment. Total year 2010 operating profit included $6.1 million of Alcan Packaging Food Americas acquisition related charges.

2011 versus 2010
For the total year 2011, Global Packaging net sales increased 12.8 percent compared to 2010.  Acquisitions increased net sales by approximately 5.0 percent, and currency effects accounted for a sales increase of 2.2 percent.  The remaining increase in net sales was driven by the impact of increased price and improved sales mix partially offset by lower volumes.

Operating profit for the total year 2011 was $112.6 million, or 6.9 percent of net sales, compared to $121.8 million, or 8.4 percent of net sales, in 2010.  The net effect of currency translation increased operating profit in 2011 by $5.0 million.  The lower percentage of operating profit to net sales in 2011 reflects the impact of higher raw material costs during the first six months of 2011 and lower unit sales volumes during the second half of the year.  In addition, operating profit for 2011 included $8.6 million of facility consolidation and other charges and $4.5 million of Mayor Packaging acquisition-related charges, which was partially offset by a $2.7 million gain associated with a non U.S. pension plan curtailment.

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

(dollars in millions)	2012	2011	2010
Net sales	$555.6	$574.8	$562.6
Operating profit (See Note 21 to the Consolidated Financial Statements)	37.1	33.4	33.0
Operating profit as a percentage of net sales	6.7%	5.8%	5.9%

2012 versus 2011
For the total year 2012, net sales of Pressure Sensitive Materials were $555.6 million, a 3.3 percent decrease from net sales in 2011.  Currency effects reduced net sales by 3.1 percent. Higher unit sales volumes of label products partially offset lower unit volumes for both graphic and technical products, resulting in a less favorable sales mix during 2012.

Operating profit was $37.1 million or 6.7 percent of net sales in 2012, compared to $33.4 million or 5.8 percent of net sales in 2011.  The net effect of currency translation decreased operating profit in 2012 by $1.5 million. Accounting practices harmonization adjustments increased operating profit by $0.5 million in the fourth quarter.  Total year 2011 operating profit included a $2.7 million charge related to facility consolidation and other costs.

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

Consolidated Gross Profit

(dollars in millions)	2012	2011	2010
Gross profit	$947.5	$910.2	$893.2
Gross profit as a percentage of net sales	18.4%	17.1%	18.5%
Gross profit in 2012 reflects the positive impact of cost reductions, higher selling prices and improved mix, partially offset by lower unit sales volumes and the impact of currency translation. Gross profit in 2011 reflects the negative impact of increasing resin prices during the first half of the year coupled with lower sales volume during the second half of 2011.  Gross profit in 2010 reflects the negative impact of $15.4 million of expenses associated with the purchase accounting impact of the fair value write-up of inventory and a charge for the fair value of the customer order backlog, both related to the Alcan Packaging Food Americas acquisition.

Consolidated Selling, General and Administrative Expenses

(dollars in millions)	2012	2011	2010
Selling, general and administrative expenses (SG&A)	$506.7	$483.4	$459.1
SG&A as a percentage of net sales	9.9%	9.1%	9.5%
Selling, general, and administrative expenses in 2012 reflect additional expense related to acquired businesses, higher incentive compensation and pension costs, partially offset by the impact of currency translation. Selling, general, and administrative expenses also increased in 2011 primarily reflecting the increased costs associated with the August 1, 2011 purchase of Mayor Packaging, and the March 1, 2010 purchase of Alcan Packaging Food Americas. Selling, general, and administrative expenses in 2012 and 2011 included $4.6 million and $4.5 million, respectively, of Mayor Packaging acquisition-related charges.  Selling, general, and administrative expenses in 2010 included $4.5 million of expenses primarily related to severance and equipment relocation costs associated with our Alcan Packaging Food Americas acquisition.

Research and Development (R&D)

(dollars in millions)	2012	2011	2010
Research and development (R&D)	$41.6	$38.7	$34.3
R&D as a percentage of net sales	0.8%	0.7%	0.7%
For the year 2012, R&D expense increased modestly over 2011 and as a percentage of net sales. Our efforts to introduce new products continue at a steady pace and are an integral part of our daily plant operations.  Our research and development engineers work directly on commercial production equipment, bringing new products to market without the use of pilot equipment.  We believe this approach significantly improves the efficiency, effectiveness, and relevance of our research and development activities and results in earlier commercialization of new products.  Expenditures that are not distinctly identifiable as research and development costs are included in costs of products sold.

Other Operating (Income) Expense, Net

(dollars in millions)	2012	2011	2010
Other operating (income) expense, net	$(15.0)	$(17.7)	$(1.0)
For the year 2012, other operating income and expense included $16.6 million of fiscal incentive income compared to $20.0 million in 2011 and $15.9 million in 2010. The reduction in fiscal incentives reflects the impact of currency translation and includes a general reduction in fiscal incentives which is expected to continue going forward. These fiscal incentives are associated with net sales in South America and are included in Global Packaging segment operating profit. Other operating income and expense for the year 2012 also included $2.5 million of acquisition related expense compared to $3.1 million and $15.6 million of such charges in 2011 and 2010, respectively.

Interest Expense

(dollars in millions)	2012	2011	2010
Interest expense	$70.9	$76.8	$73.5
Effective interest rate	4.7%	5.4%	5.8%
The effective interest rate decreased in 2012 compared to 2011 primarily due to refinancing public notes totaling $300 million with lower cost commercial paper on April 1, 2012. Interest expense increased in 2011 compared to 2010 as a result of the October 2011 issuance of $400 million long-term notes. These funds were raised in anticipation of the repayment of the $300 million notes which matured on April 1, 2012.

Other Non-operating (Income) Expense, Net

(dollars in millions)	2012	2011	2010
Other non-operating (income) expense, net	$(4.0)	$(1.6)	$—
During 2012, the increase in net other non-operating (income) expense reflects increased interest income.  During 2011, net other non-operating (income) expense included interest income and a gain on sales of excess land, partially offset by a foreign exchange loss of $1.8 million.

Income Taxes

(dollars in millions)	2012	2011	2010
Income taxes	$104.8	$104.9	$117.6
Effective tax rate	37.6%	35.9%	35.9%

Our 2012 effective income tax rate was 37.6 percent.  This higher rate was caused by adjustments to valuation allowances based on the likely realization of the future benefits related to specific net deferred tax assets. The deferred tax assets relate primarily to accumulated operating losses incurred by certain legal entities in foreign countries. Excluding these adjustments, the effective tax rate for 2012 would have been 36.1 percent. The difference between our overall tax rate and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which we operate.

Net Income Attributable to Noncontrolling Interests
Noncontrolling interests primarily represented the outstanding preferred shares of Dixie Toga Ltda., our Brazilian flexible packaging subsidiary.  During the third quarter of 2011, we completed the purchase of the outstanding shares owned by the noncontrolling interest of Dixie Toga for approximately $90 million.

Liquidity and Capital Resources

Debt to Total Capitalization
Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 44.4 percent at December 31, 2012, compared to 48.0 percent at December 31, 2011.  Total debt as of December 31, 2012 and 2011 was $1.4 billion and $1.6 billion, respectively.

Credit Rating
Our capital structure and financial practices have earned us investment grade credit ratings from two internationally recognized credit rating agencies. During 2012, one credit rating agency revised their credit rating and the other credit rating agency adjusted their credit rating outlook. The downward adjustments have not impacted our investment grade status or our ability to access the capital markets, including the commercial paper markets, at favorable rates of interest.
Cash Flow
Net cash provided by operations totaled $421.3 million for the year ended December 31, 2012, compared to $420.9 million in 2011 and $368.0 million in 2010.  Increasing raw material costs negatively impacted working capital levels during 2011 and 2010. Net cash provided by operations was reduced by contributions to our defined benefit pension plans of $65.4 million, $19.7 million, and $19.2 million during 2012, 2011, and 2010, respectively.  Contributions to our defined benefit pension plans are expected to be approximately $41.0 million in 2013.

Net cash used in investing activities totaled $150.8 million for the year ended December 31, 2012.  This compares to cash used in investing activities in 2011 totaling $284.1 million, reflecting the acquisitions of Mayor Packaging and Shield Pack, and cash used in investing activities in 2010 totaling $1.2 billion, reflecting the acquisition of Alcan Packaging Food Americas.

Net cash used in financing activities for the year ended December 31, 2012 included repayment of our $300 million notes. Net cash used in financing activities for the year ended December 31, 2011 included the purchase of 5 million shares of our common stock for $161.1 million, and the purchase of the remaining shares of our Brazilian subsidiary, Dixie Toga, Ltda. owned by the noncontrolling interest for $89.7 million.  This compares to cash used for financing activities during the year ended December 31, 2010 that included the purchase of 1.5 million shares of our common stock for $45.8 million, and the purchase of subsidiary shares from noncontrolling interests of $15.9 million.

Available Financing
In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $203.8 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

Under the terms of our revolving credit agreement, we have the capacity to borrow up to $800 million.  This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  At December 31, 2012, there was no outstanding balance on the revolving credit facility.  If this revolving credit facility was no longer available to us and we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Liquidity Outlook
On July 21, 2011, we amended our revolving credit facility to increase the total amount available from $625 million to $800 million and to extend the term from April 29, 2013 to July 21, 2016.  As of December 31, 2012, $203.8 million of outstanding debt was supported by this credit facility, leaving $596.2 million of available credit.  As of December 31, 2012, cash and cash equivalents outside of the United States was $107.6 million. We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, our participating subsidiaries maintain either a cash deposit or borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. This notional pooling arrangement allows reasonable access to the our cash in foreign subsidiaries, as well as provides a financing option to foreign subsidiaries beyond our multi-currency credit facility.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short term liquidity needs.

Capital Expenditures
Capital expenditures were $136.4 million during 2012, compared to $135.2 million in 2011, and $113.2 million in 2010.  We expect to fund 2013 capital expenditures with cash provided by operating activities.

Dividends
We increased our quarterly cash dividend by 4.2 percent during the first quarter of 2012 to $0.25 per share from $0.24 per share.  This follows increases of 4.3 percent in 2011 and 2.2 percent in 2010.  In February 2013, the Board of Directors approved the 30th consecutive annual increase in the quarterly cash dividend on common stock to $0.26 per share, a 4.0 percent increase.

Share Repurchases
During 2011, we purchased 5.0 million shares of our common stock in the open market, compared to 1.5 million shares in 2010. No shares were repurchased during 2012.  As of December 31, 2012, we were authorized to purchase an additional 4.5 million shares of our common stock for the treasury.

Contractual Obligations
The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2012.  Obligations under capital leases are insignificant.

	Contractual Payments Due by Period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$1,404.0	$204.0	$400.0	$—	$800.0
Interest expense (2)	356.2	60.8	91.4	85.1	118.9
Operating leases (3)	66.8	11.5	15.1	10.6	29.6
Purchase obligations (4)	333.8	290.0	42.9	—	0.9
Postretirement obligations (5)	23.1	2.6	4.6	4.7	11.2
Severance (6)	24.7	24.7	—	—	—
Total	$2,208.6	$593.6	$554.0	$100.4	$960.6

(1)
These amounts are included in our Consolidated Balance Sheet.  A portion of this debt is commercial paper backed by a bank credit facility that expires on July 21, 2016.  Certain amounts have been reflected as being due in less than one year even though they have been classified as long term in our Consolidated Balance Sheet.  Commercial paper has been included in Long Term Debt in our Consolidated Balance Sheet in accordance with our ability and intent to refinance these items on a long-term basis.  See Note 14 to the Consolidated Financial Statements for additional information about our long term debt.

(2)	A portion of the interest expense disclosed is subject to variable interest rates. The amounts disclosed above assume that future variable interest rates are equal to rates at December 31, 2012.

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

We also have long-term obligations related to our income tax liabilities associated with uncertain tax positions, environmental liabilities and multi-employer and pension defined benefit plans. These liabilities have been excluded from the table above due to the high degree of uncertainty as to amounts and timing regarding future payments.  See Consolidated Financial Statements and related Notes.

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

A portion of the interest expense on our outstanding debt is subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $603.8 million of variable rate debt outstanding (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap) would increase by approximately $6.0 million.

We enter into interest-rate swap contracts to economically convert a portion of our fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, we entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of our $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to us, which is recorded as a reduction in interest expense, was $7.0 million and $1.6 million in 2012 and 2011, respectively.  At December 31, 2012 and 2011, the fair value of these interest rate swaps was $17.0 million and $3.3 million, respectively, in our favor, using discounted cash flow or other appropriate methodologies, and is included in deferred charges and other assets with a corresponding increase in long-term debt.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2012 and 2011, we had outstanding forward exchange contracts with notional amounts aggregating $6.1 million and $9.8 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is recorded on the balance sheet within current liabilities and as an element of other operating (income) expense, net, which offsets the related transactions gains and losses on the related foreign denominated asset or liability.  Amounts recognized in income related to forward exchange contracts were $0.8 million of income and $0.5 million of income in the years ended December 31, 2012 and 2011, respectively.

Our business in Brazil held U.S. dollar denominated debt which created exposure to changes in currency rates when compared to its functional currency of the Brazilian real.  In order to hedge this exposure, we entered into currency swap contracts with maturities that matched the underlying debt, effectively converting a portion of the U.S. denominated debt to the local currency.  We had not designated these derivative instruments as hedging instruments.  There were no outstanding currency swap contracts as of December 31, 2012 or December 31, 2011.  The net settlement amount (fair value) related to swap contracts was recorded on the balance sheet as either a current or long-term asset or liability and as an expense element of other non-operating (income) expense, net, which offset the related transaction gains or losses.  Amounts recognized related to these currency swaps were $1.8 million of expense in the year ended December 31, 2011.

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

·                  The calculation of annual pension costs and related assets and liabilities; and
·                  The valuation and useful lives of intangible assets and goodwill.

Pension costs
Amounts related to our defined benefit pension plans that are recognized in our financial statements are determined on an actuarial basis.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  Net periodic pension cost recorded in 2012 was $47.8 million, compared to pension cost of $28.6 million in 2011 and $26.5 million in 2010.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets. For the year 2012, we maintained a target allocation to equity investments of 60 percent of total assets and an expected long-term rate of return on total U.S. pension plan assets of 8.00 percent.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based on our target asset allocation.  For the historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2012, our U.S. pension plan assets earned annualized rates of return of 7.1 percent, 5.6 percent, 7.8 percent, and 8.7 percent, respectively.  Using our U.S. target asset allocation of plan assets of 60 percent equity securities and 40 percent fixed income securities, our outside actuaries have used their independent economic models to calculate a range of expected long-term rates of return and, based on their results, we have determined our U.S. asset return assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2012, for our U.S. defined benefit pension plans we determined this rate to be 4.00 percent, a decrease of one-quarter of one percent from the 4.25 percent rate used at December 31, 2011.

For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

U.S.  Pension assumptions sensitivity analysis
Based on our current discount rate assumption of 4.00 percent and our expected rate of return on pension plan assets of 8.00 percent, we expect pension expense before the effect of income taxes for 2013 to be in a range of $24 million to $26 million.  The following charts depict the sensitivity of estimated 2013 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount rate	Total increase (decrease) to pension expense from current assumption (in millions)	Rate of Return on Plan Assets	Total increase (decrease) to pension expense from current assumption (in millions)
3.00 percent	$8.6	7.00 percent	$5.6
3.25 percent	6.4	7.25 percent	4.1
3.50 percent	4.2	7.50 percent	2.8
3.75 percent	2.0	7.75 percent	1.3
4.00 percent — Current Assumption	—	8.00 percent — Current Assumption	—
4.25 percent	(2.0)	8.25 percent	(1.3)
4.50 percent	(3.8)	8.50 percent	(2.8)
4.75 percent	(5.5)	8.75 percent	(4.1)
5.00 percent	(7.3)	9.00 percent	(5.6)

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

Total increase (decrease) in Accumulated Other Comprehensive
Discount rate	Income, net of taxes, from current assumptions (in millions)
3.00 percent	$(111.2)
3.25 percent	(81.1)
3.50 percent	(52.6)
3.75 percent	(25.5)
4.00 percent — Current Assumption	—
4.25 percent	24.2
4.50 percent	47.0
4.75 percent	68.9
5.00 percent	89.5

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  We review our goodwill for impairment annually and assess whether significant events or changes in the business circumstances indicate that the carrying value of the goodwill may not be recoverable.  The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $1.0 billion as of December 31, 2012.

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

New Accounting Pronouncements
There has been no new accounting guidance issued or effective during 2012 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2012.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets quarterly with management, the Internal Audit Director, and independent accountants to review the work of each and to satisfy itself that the respective parties are properly discharging their responsibilities.  PricewaterhouseCoopers LLP and the Internal Audit Director have had and continue to have unrestricted access to the Audit Committee, without the presence of Company management.

Henry J. Theisen	Scott B. Ullem	Jerry S. Krempa
President and	Vice President and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bemis Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 28, 2013

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the years ended December 31,	2012	2011	2010
Net sales	$5,139.2	$5,322.7	$4,835.0
Cost of products sold	4,191.7	4,412.5	3,941.8

Gross profit	947.5	910.2	893.2

Operating expenses:
Selling, general, and administrative expenses	506.7	483.4	459.1
Research and development	41.6	38.7	34.3
Facility consolidation and other costs	68.7	38.4	—
Other operating (income) expense, net	(15.0)	(17.7)	(1.0)

Operating income	345.5	367.4	400.8

Interest expense	70.9	76.8	73.5
Other non-operating (income) expense, net	(4.0)	(1.6)	—

Income from continuing operations before income taxes	278.6	292.2	327.3

Provision for income taxes	104.8	104.9	117.6

Income from continuing operations	173.8	187.3	209.7

Income from discontinued operations, net of tax	—	—	1.8

Net income	173.8	187.3	211.5

Less: Net income attributable to noncontrolling interests	—	3.2	6.4

Net income attributable to Bemis Company, Inc.	$173.8	$184.1	$205.1

Amounts attributable to Bemis Company, Inc.:
Income from continuing operations, net of tax	$173.8	$184.1	$203.3
Income from discontinued operations, net of tax	—	—	1.8
Net income attributable to Bemis Company, Inc.	$173.8	$184.1	$205.1

Basic earnings per share:
Income from continuing operations	$1.67	$1.73	$1.83
Income from discontinued operations	—	—	0.02
Net income attributable to Bemis Company, Inc.	$1.67	$1.73	$1.85

Diluted earnings per share:
Income from continuing operations	$1.66	$1.73	$1.83
Income from discontinued operations	—	—	0.02
Net income attributable to Bemis Company, Inc.	$1.66	$1.73	$1.85

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the years ended December 31,	2012	2011	2010
Net income	$173.8	$187.3	$211.5
Other comprehensive (loss) income:
Unrecognized gain reclassified to earnings, net of tax	(0.1)	(0.5)	(0.5)
Translation adjustments	(48.3)	(124.2)	24.3
Pension and other postretirement liability adjustments, net of tax of $9.2, $37.9 and $15.1, respectively	26.2	(66.8)	(3.9)
Other comprehensive (loss) income	(22.2)	(191.5)	19.9
Total comprehensive income (loss)	$151.6	$(4.2)	$231.4

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

As of December 31,	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$114.1	$109.8
Accounts receivable, net	645.2	665.4
Inventories	661.9	646.0
Prepaid expenses and other current assets	103.8	127.8
Total current assets	1,525.0	1,549.0

Property and equipment:
Land and land improvements	78.4	75.1
Buildings and leasehold improvements	623.2	608.4
Machinery and equipment	1,799.8	1,810.4
Total property and equipment	2,501.4	2,493.9
Less accumulated depreciation	(1,150.1)	(1,053.0)
Net property and equipment	1,351.3	1,440.9

Other long-term assets:
Goodwill	1,034.3	1,048.4
Other intangible assets, net	201.2	222.5
Deferred charges and other assets	73.9	59.6
Total other long-term assets	1,309.4	1,330.5
TOTAL ASSETS	$4,185.7	$4,320.4

LIABILITIES
Current liabilities:
Current portion of long-term debt	$0.3	$13.4
Short-term borrowings	8.6	1.7
Accounts payable	382.1	415.8
Accrued salaries and wages	107.9	95.8
Accrued income and other taxes	34.3	23.9
Other current liabilities	109.8	131.4
Total current liabilities	643.0	682.0

Long-term debt, less current portion	1,417.6	1,554.8
Deferred taxes	198.3	175.5
Other liabilities and deferred credits	285.9	326.0
Total liabilities	2,544.8	2,738.3

Commitments and contingencies

EQUITY
Bemis Company, Inc. shareholders’ equity:
Common stock, $0.10 par value:
Authorized — 500.0 shares
Issued — 127.2 and 126.9 shares, respectively	12.7	12.7
Capital in excess of par value	545.4	532.4
Retained earnings	1,900.9	1,832.9
Accumulated other comprehensive loss	(112.9)	(90.7)
Common stock held in treasury (24.0 shares at cost)	(705.2)	(705.2)
TOTAL EQUITY	1,640.9	1,582.1

TOTAL LIABILITIES AND EQUITY	$4,185.7	$4,320.4
See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the years ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$173.8	$187.3	$211.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204.3	220.3	209.7
Excess tax benefit from share-based payment arrangements	(0.6)	(1.4)	(3.9)
Share-based compensation	17.6	16.3	18.4
Deferred income taxes	8.7	23.5	8.1
Income of unconsolidated affiliated company	(2.6)	(2.5)	(2.1)
Cash dividends received from unconsolidated affiliated company	4.4	4.3	—
Loss on sale of property and equipment	1.7	3.3	0.7
Net facility consolidation and other costs	34.8	35.0	—
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	9.4	(44.7)	(18.5)
Inventories	(20.4)	15.4	(92.1)
Prepaid expenses and other current assets	23.8	(36.1)	(22.2)
Accounts payable	(28.4)	(7.6)	42.9
Accrued salaries and wages	12.6	(5.7)	1.4
Accrued income and other taxes	10.8	1.4	3.9
Other current liabilities	(30.5)	(12.7)	(13.3)
Changes in other liabilities and deferred credits	4.3	(1.6)	17.0
Changes in deferred charges and other assets	(2.4)	26.4	6.5
Net cash provided by operating activities	421.3	420.9	368.0

Cash flows from investing activities:
Additions to property and equipment	(136.4)	(135.2)	(113.2)
Business acquisitions and adjustments, net of cash acquired	(19.1)	(152.8)	(1,179.7)
Proceeds from sales of property and equipment	4.7	3.9	2.3
Net proceeds from sale of discontinued operations	—	—	75.2
Net cash used in investing activities	(150.8)	(284.1)	(1,215.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400.9	17.9
Repayment of long-term debt	(321.7)	(11.8)	(51.6)
Net borrowing (repayment) of commercial paper	157.3	(114.7)	63.6
Net borrowing (repayment) of short-term debt	7.6	1.9	(8.8)
Cash dividends paid to shareholders	(104.3)	(101.9)	(101.9)
Common stock purchased for the treasury	—	(161.1)	(45.7)
Purchase of subsidiary shares of noncontrolling interests	—	(89.7)	(15.9)
Excess tax benefit from share-based payment arrangements	0.6	1.4	3.9
Stock incentive programs and related withholdings	(5.2)	(5.0)	(14.9)
Net cash used in financing activities	(265.7)	(80.0)	(153.4)

Effect of exchange rates on cash and cash equivalents	(0.5)	(7.4)	(4.5)

Net increase (decrease) in cash and cash equivalents	4.3	49.4	(1,005.3)
Cash and cash equivalents balance at beginning of year	109.8	60.4	1,065.7

Cash and cash equivalents balance at end of year	$114.1	$109.8	$60.4

Interest paid during the year	$73.5	$69.4	$72.4
Income taxes paid during the year	$79.3	$91.8	$107.7

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except per share amounts)

	Bemis Company, Inc. Shareholders
	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury	Noncontrolling Interests	Total
Balance as of December 31, 2009	$12.6	$567.3	$1,649.8	$72.5	$(498.4)	$48.0	$1,851.8

Net income			205.1			6.4	211.5
Other comprehensive income				18.6		1.3	19.9
Cash dividends declared on common stock $0.92 per share			(103.0)				(103.0)
Stock incentive programs and related tax withholdings (1.0 shares)	0.1	(15.0)					(14.9)
Excess tax benefit from share-based compensation arrangements		5.4					5.4
Share-based compensation		18.4					18.4
Purchase of subsidiary shares from noncontrolling interests		(8.0)				(7.9)	(15.9)
Purchase of 1.5 shares of common stock for the treasury					(45.7)		(45.7)
Balance as of December 31, 2010	12.7	568.1	1,751.9	91.1	(544.1)	47.8	1,927.5

Net income			184.1			3.2	187.3
Other comprehensive (loss) income				(193.6)		2.1	(191.5)
Cash dividends declared on common stock $0.96 per share			(103.1)				(103.1)
Stock incentive programs and related tax withholdings (0.3 shares)		(5.0)					(5.0)
Excess tax benefit from share-based compensation arrangements		1.4					1.4
Share-based compensation		16.3					16.3
Purchase of subsidiary shares from noncontrolling interests		(48.4)		11.8		(53.1)	(89.7)
Purchase of 5.0 shares of common stock for the treasury					(161.1)		(161.1)
Balance as of December 31, 2011	12.7	532.4	1,832.9	(90.7)	(705.2)	—	1,582.1

Net income			173.8				173.8
Other comprehensive loss				(22.2)			(22.2)
Cash dividends declared on common stock $1.00 per share			(105.8)				(105.8)
Stock incentive programs and related tax withholdings (0.3 shares)		(5.2)					(5.2)
Excess tax benefit from share-based compensation arrangements		0.6					0.6
Share-based compensation		17.6					17.6
Balance as of December 31, 2012	$12.7	$545.4	$1,900.9	$(112.9)	$(705.2)	$—	$1,640.9

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION
Bemis Company, Inc., a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc. (the Company).  Based in Neenah, Wisconsin, the Company employs approximately 19,600 individuals and has 74 manufacturing facilities.  The Company manufactures and sells packaging products and pressure sensitive materials throughout North America, Latin America, Europe, and Asia Pacific.

The Company’s business activities are organized around its three business segments, U.S. Packaging (59 percent of 2012 net sales), Global Packaging (30 percent) and Pressure Sensitive Materials (11 percent).  The Company’s flexible packaging businesses have a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 67 percent of net sales in 2012.  The Company’s flexible packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $2.6 million, $2.5 million, and $2.1 million in 2012, 2011, and 2010 respectively, included in other operating (income) expense, net, on the accompanying consolidated statement of income.  Investments in joint ventures are included in deferred charges and other assets on the accompanying consolidated balance sheet.

In connection with the implementation of an enterprise resource planning system during 2012, the Company recorded adjustments primarily to cost of goods sold during the fourth quarter in order to align the application of certain accounting practices among the business segments. These adjustments substantially offset one another in the Company's consolidated financial statements. The $2.1 million consolidated expense is disaggregated by reportable segment in Note 21.

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

Translation of foreign currencies:  The Company considers the local currency to be the functional currency for substantially all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive loss in shareholders’ equity.  Foreign currency transaction losses of $1.7 million, $1.9 million, and $0.9 million in 2012, 2011, and 2010 respectively, are included as a component of other operating (income) expense, net.  Additionally in 2011 and 2010, foreign currency transaction losses of $1.8 million and $2.6 million, respectively, are included as a component of other non-operating (income) expense, net. There were no foreign currency transaction losses in 2012.

Revenue recognition:  Sales and related costs of products sold are recognized when persuasive evidence of an arrangement exists, title and risk of ownership have been transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.  These conditions are typically fulfilled upon shipment of products.  All costs associated with revenue, including customer volume discounts, are recognized at the time of sale.  Customer volume discounts are accrued in accordance with current authoritative accounting guidance and recorded as a reduction to sales.  Shipping and handling costs are classified as a component of costs of products sold while amounts billed to customers for shipping and handling are classified as a component of sales.  The Company accrues for estimated warranty costs when specific issues are identified and the amounts are determinable.

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  The Company’s reserve for environmental liabilities at December 31, 2012 and 2011 was $7.9 million and $7.5 million, respectively.  The Company made no adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for each of the years 2012, 2011, and 2010.  There were no third party reimbursements for any of the years presented.

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

Estimates of facility consolidation and other program costs and related cash charges are based on the Company’s best estimates at December 31, 2012.  Although the Company does not anticipate significant changes, the actual costs may differ from estimates due to subsequent events.  As such, additional costs and further fixed asset write-downs may be required in future periods.

Cash and cash equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents include certificates of deposit that can be readily liquidated without penalty at the Company’s option.  Cash equivalents are carried at cost which approximates fair market value.

Accounts receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments.  The following factors are considered when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to allowance for doubtful accounts.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $29.6 million and $30.5 million at December 31, 2012 and 2011, respectively.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized at December 31, as follows:

(in millions)	2012	2011
Raw materials and supplies	$210.7	$225.2
Work in process and finished goods	451.2	420.8
Total inventories	$661.9	$646.0

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $187.6 million, $203.1 million, and $191.6 million for 2012, 2011, and 2010, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs, which are capitalized during the construction of major capital projects, totaled $0.1 million in 2012, $0.1 million in 2011, and zero in 2010.

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

The Company is in the process of developing and implementing a new Enterprise Resource Planning (ERP) system.  Certain costs incurred during the application development stage have been capitalized in accordance with authoritative accounting guidance related to accounting for costs of computer software developed or obtained for internal use.  These costs are amortized over the system’s estimated useful life as the ERP system is placed in service.  Capitalized costs for this new ERP system were approximately $90 million as of December 31, 2012 and 2011.

Goodwill:  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, and whenever there is an impairment indicator, using a fair-value based approach.  The Company conducts its annual impairment evaluation in the fourth quarter of each year.  No impairment was indicated for the years ended December 31, 2012, 2011, or 2010, nor does the Company have any accumulated impairment losses.  The recoverability of goodwill is measured using a two step process.  Step one of the test compared the fair value of each reporting unit to its book value.  Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one.

Intangible assets:  Contractual or separable intangible assets that have finite useful lives are amortized against income using the straight-line method over their estimated useful lives, with original periods ranging from one to thirty years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.  The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator.  Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

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

Other liabilities and deferred credits:  Other liabilities and deferred credits balances include non-current pension and other postretirement liability amounts of $218.9 million and $243.4 million at December 31, 2012 and 2011, respectively.

Treasury stock:  Treasury stock purchases are stated at cost and presented as a separate reduction of shareholders’ equity.  The Company did not purchase any shares of common stock during 2012.  During 2011, the Company purchased 5.0 million shares of common stock in the open market for $161.1 million.  During 2010, the Company purchased 1.5 million shares of common stock in the open market for $45.7 million. At December 31, 2012, 4.5 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2011.

Reclassifications: Certain prior year amounts in the prior year were reclassified to conform to the current year presentation. In particular, other current liabilities are now presented as a separate line item within the consolidated balance sheet. This reclassification also changed amounts within operating activities in the 2011 and 2010 consolidated statement of cash flows. Previously reported amounts for total current liabilities and cash provided by operating activities did not change as a result of this reclassification.

Note 3 — NEW ACCOUNTING GUIDANCE

Goodwill Impairment Testing
In September 2011, the Financial Accounting Standards Board (FASB) issued new guidance intended to simplify goodwill impairment testing. The new guidance allows an entity to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The adoption of the new guidance in the fourth quarter of 2012 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 4— FACILITY CONSOLIDATION AND OTHER COSTS

2011 Program

During the fourth quarter of 2011, the Company initiated a facility consolidation and other costs program (“2011 Program”) to improve efficiencies and reduce fixed costs.  As a part of this program, the Company announced the planned closure of five facilities. As of December 31, 2012, manufacturing operations had ceased at four of these manufacturing facilities.  Most of the production from these five facilities has been transferred to other facilities.  The total estimated 2011 Program costs are approximately $86 million, including $32 million in employee costs, $33 million in fixed asset accelerated depreciation and write-downs, and $21 million in other facility consolidation costs.  These amounts exclude any potential gain to be recognized on the sale of property. Expenses in 2012 were $34.4 million, primarily consisting of accelerated depreciation ($13.4 million) and equipment relocation ($9.5 million). The estimated 2011 Program costs by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Pressure Sensitive	Corporate	Total Facility Consolidation and Other Costs
2011 net expense accrued	$26.3	$8.6	$2.7	$0.8	$38.4
2012 net expense accrued	29.4	5.0	—	—	34.4
Expense incurred through December 31, 2012	55.7	13.6	2.7	0.8	72.8
Estimated future expense	13.2	—	—	—	13.2
Total estimated costs	$68.9	$13.6	$2.7	$0.8	$86.0

An analysis of the 2011 Program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Facility Consolidation and Other Costs
Reserve balance at December 31, 2011	$23.1	$—	$0.2	$23.3
Net expense accrued	5.3	16.2	12.9	34.4
Utilization (cash payments or otherwise settled)	(14.9)	(16.2)	(13.1)	(44.2)
Translation adjustments and other	1.1	—		1.1
Reserve balance at December 31, 2012	$14.6	$—	$—	$14.6

2012 Program

During the second quarter of 2012, the Company expanded its facility consolidation and other costs program (“2012 Program”) to further improve efficiencies and reduce costs within its U.S. and Global Packaging segments.  As a part of this program, the Company announced the planned closure of an additional four production locations, including three facilities outside of the U.S., and the relocation of the majority of the production to other facilities. As of December 31, 2012, manufacturing operations had ceased at three of these manufacturing facilities.  The total estimated 2012 Program costs of approximately $55 million include $18 million in employee-related costs, $21 million in fixed asset accelerated depreciation and write-downs, and $16 million in other facility consolidation costs.  Expenses in 2012 were $34.3 million, which is net of a $1.7 million gain on the sale of equipment which occurred during the fourth quarter. Expenses in 2012 consisted primarily of accelerated depreciation ($16.1 million) and employee related costs ($15.6 million). The estimated 2012 Program costs by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Total Facility Consolidation and Other Costs
2012 net expense accrued	$12.7	$21.6	$34.3
Estimated future expense	10.7	10.4	21.1
Total estimated costs	$23.4	$32.0	$55.4

An analysis of the 2012 Program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Facility Consolidation and Other Costs
Net expense accrued	$15.6	$14.4	$4.3	$34.3
Utilization (cash payments or otherwise settled)	(6.2)	(14.4)	(4.2)	(24.8)
Translation adjustments and other	0.6	—	—	0.6
Reserve balance at December 31, 2012	$10.0	$—	$0.1	$10.1

Plant closings associated with each of the facility consolidation programs are expected to be completed in early 2013, with the majority of program costs incurred by the end of the second quarter.  Included in employee-related costs is a partial withdrawal liability provision which represents the Company’s best estimate for the cost to exit a multiemployer pension plan.  Cash payments for these programs in 2012 and 2011 totaled $35.2 million and $3.3 million, respectively.  Cash payments in 2012 are net of proceeds of $1.7 million received for the sale of equipment in the fourth quarter. Cash payments in 2013 are expected to be approximately $50 million, excluding the impact of any potential proceeds on sale of property. The costs related to facility consolidation activities have been recorded on the consolidated statement of income as facility consolidation and other costs. The accruals related to facility consolidation activities have been recorded on the consolidated balance sheet as other current liabilities.

Note 5 — ACQUISITIONS

Australia and New Zealand Distributors
On August 22, 2012, the Company acquired two flexible packaging businesses in Australia and New Zealand. The acquisition of these businesses supports the Company’s strategy to enhance its presence in the Asia-Pacific region. The combined purchase price of approximately $19.1 million was financed with commercial paper and is subject to customary post-closing adjustments. Pro forma results of operations and other disclosures for the acquisitions noted above have not been presented, as they were immaterial to the reported results.

Shield Pack
On December 1, 2011, the Company acquired the common stock of Shield Pack, LLC, a Louisiana manufacturer of high barrier liners for bulk container packaging.  The acquisition supports new market applications for bulk liquids and other products requiring barrier packaging.  The purchase price of approximately $45 million was financed with commercial paper.  The purchase price allocation resulted in goodwill of approximately $24.9 million.  The fair value of assets and liabilities acquired was $56.1 million and $11.6 million, respectively.

Mayor Packaging
On August 1, 2011, the Company acquired Mayor Packaging, a privately-owned manufacturer of consumer and specialty flexible packaging including a manufacturing facility in Dongguan, China.  The acquisition supports the Company’s strategy to enhance its presence in the Asia-Pacific region.  The purchase price of approximately $96.7 million was financed with commercial paper.  Under the terms of the agreement, the Company may be required to make additional payments to the sellers of up to $13 million over three years if certain conditions are met. During 2012, $7 million was paid to the sellers for meeting the conditions for the first year.  These payments are recorded as compensation expense within selling, general and administrative expenses in the period accrued based on the likelihood of achieving these milestones.  The allocation of the purchase price resulted in approximately $42.6 million of goodwill.  The fair value of assets and liabilities acquired was $116.8 million and $20.1 million, respectively.

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

The total purchase price for the acquisition was as follows:

(in millions)
Cash consideration	$1,210.5
Assumption of liabilities of seller	7.1
$1,217.6

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

(in millions)	March 1, 2010
Cash and cash equivalents	$22.1
Accounts receivable, net	145.9
Inventories	179.5
Prepaid expenses and other current assets	8.3
Working capital of discontinued operations	8.5
Property and equipment	458.8
Goodwill	353.3
Other intangible assets	130.3
Long-term assets of discontinued operations	64.0
Other long-term assets	19.7
Accounts payable	(125.7)
Accrued salaries and wages	(12.1)
Accrued income and other taxes	0.1
Deferred income taxes	(2.9)
Long-term liabilities	(32.2)
$1,217.6

The determination of fair value for acquired intangible assets was primarily based on the discounted expected cash flows.  The determination of useful life was based on historical acquisition experience, economic factors, and future cash flows of the assets acquired.  The amortization expense related to these intangible assets was $8.3 million, $7.0 million, and $9.1 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively, using straight-line amortization.  The fair values and useful lives that have been assigned to the acquired identifiable intangible assets follow:

(in millions)	Useful Life	Fair Value
Customer relationships	6 years	$87.3
Technology	15 years	39.7
Order backlog	One month	3.3
Total		$130.3

The results of the acquired operations have been included in the consolidated financial statements since the date of acquisition.  In accordance with current accounting guidance, income from discontinued operations does not include depreciation or amortization expense.

The following pro forma financial information for the year ended December 31, 2010 reflects the results of operations as if the acquisition of the Food Americas operations of Alcan Packaging had been completed on January 1, 2010.  No pro forma results are presented for the years ended December 31, 2012 or 2011, as the results of the acquired company are included in the actual results.  Pro forma adjustments have been made for the elimination of sales of discontinued operations and changes in depreciation and amortization expenses related to the valuation of the acquired fixed and intangible assets and assumed liabilities at fair value, the addition of incremental interest costs related to debt used to finance the acquisition, and the tax benefits related to the increased costs.

(in millions)	2010
Net sales
Pro forma	$5,031.0
As reported	4,835.0

Net income attributable to Bemis Company, Inc.
Pro forma	211.9
As reported	205.1

Diluted earnings per share
Pro forma	$1.91
As reported	1.85

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

From the March 1, 2010 date of the Food Americas acquisition, through the July 13, 2010 sale date, the operating results associated with this portion of the acquired business were classified as discontinued operations.  In accordance with current accounting guidance, income from discontinued operations does not include depreciation or amortization expense.  The operating results of the discontinued operations from the March 1, 2010 acquisition date through July 13, 2010 included in the consolidated financial statements for the year ended December 31, 2010 follow:

(in millions)	2010
Net sales	$55.0

Income before income taxes	$2.8
Provision for income taxes	(1.0)
Income from discontinued operations, net of tax	$1.8

Note 7 — FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2012 and 2011, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt, including current maturities, represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data. The carrying values and estimated fair values of long-term debt, including current maturities, at December 31, 2012 and 2011 follow:

	December 31, 2012		December 31, 2011
	Carrying	Fair Value	Carrying	Fair Value
(in millions)	Value	(Level 2)	Value	(Level 2)
Total long-term debt	$1,417.5	$1,561.2	$1,567.6	$1,702.4

The fair values for derivatives are based on inputs other than quoted prices that are observable for the asset or liability.  These inputs include interest rates.  The financial assets and financial liabilities are primarily valued using standard calculations / models that use as their basis readily observable market parameters.  Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes.

	Fair Value As of	Fair Value As of
	December 31, 2012	December 31, 2011
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset (liability) position	$17.0	$3.3

Note 8 — DERIVATIVE INSTRUMENTS

The Company enters into derivative transactions to manage exposures arising in the normal course of business.  The Company does not enter into derivative transactions for speculative or trading purposes.

The Company enters into interest-rate swap contracts to economically convert a portion of the Company’s fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, the Company entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of the Company’s $400 million 4.5% fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  Fair values of these interest rate swaps are determined using discounted cash flow or other appropriate methodologies.  Asset positions are included in deferred charges and other assets with a corresponding increase in long-term debt.  Liability positions are included in other liabilities and deferred credits with a corresponding decrease in long-term debt.

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2012, and 2011, the Company had outstanding forward exchange contracts with notional amounts aggregating $6.1 million and $9.8 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating (income) expense, net, which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

The Company entered into currency swap contracts to manage changes in the fair value of U.S. dollar denominated debt held in Brazil.  The contracts effectively converted a portion of that debt to the functional currency of its Brazilian operation.  These currency swap contracts generally had maturities that matched the maturities of the underlying debt.  The Company had not designated these derivative instruments as hedging instruments.  There were no outstanding currency swap contracts as of December 31, 2012 or 2011.  The fair value related to swap contracts was recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating (income) expense, net, or other non-operating (income) expense, net, which offset the related transaction gains or losses.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at December 31, 2012 and 2011 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	December 31, 2012	December 31, 2011
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$17.0	$3.3

The income statement impact of derivatives for the years ended December 31, 2012 and 2011 are presented in the table below:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives
(in millions)	on Derivatives	2012	2011	2010
Designated as hedges
Interest rate swaps	Interest expense	$7.0	$1.6	$—
Not designated as hedges
Forward exchange contracts	Other operating (income) expense, net	0.8	0.5	1.3
Currency swap contracts	Other non-operating (income) expense, net	—	(1.8)	(5.9)
Total		$7.8	$0.3	$(4.6)

Note 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2010	$622.1	$338.8	$52.7	$1,013.6

Acquisition and acquisition adjustments	15.2	51.0	—	66.2
Currency translation	(0.4)	(30.7)	(0.3)	(31.4)
Reported balance at December 31, 2011	636.9	359.1	52.4	1,048.4

Acquisition and acquisition adjustments	0.6	2.5	—	3.1
Currency translation	0.3	(17.7)	0.2	(17.2)
Reported balance at December 31, 2012	$637.8	$343.9	$52.6	$1,034.3

The components of amortized intangible assets follow:

	December 31, 2012		December 31, 2011
(in millions)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$21.0	$(13.8)	$20.8	$(13.6)
Technology based	91.3	(40.8)	91.3	(35.3)
Marketing related	24.9	(14.4)	26.3	(13.9)
Customer based	197.1	(64.1)	201.0	(54.1)
Reported balance	$334.3	$(133.1)	$339.4	$(116.9)

Amortization expense for intangible assets during 2012, 2011, and 2010 was $18.1 million, $18.1 million, and $18.9 million respectively.  Estimated annual amortization expense is $17.6 million for 2013, $17.5 million for 2014, $16.7 million for 2015, and $16.5 million for 2016 and 2017.

The Company completed its annual impairment tests in the fourth quarter of 2012 with no indications of impairment of goodwill found.  The Company does not have any accumulated impairment losses.

Note 10 — PENSION PLANS

Total defined benefit, defined contribution, and multiemployer plan pension expense in 2012, 2011, and 2010 was $68.7 million, $50.7 million, and $53.0 million, respectively.  The Company sponsors 401(k) savings plans (a defined contribution plan) for substantially all U.S. employees.  The Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next six percent of eligible compensation for the plans that include a company match.  Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2012, 2011, and 2010 were $8.9 million, $8.8 million, and $8.2 million, respectively.

Effective January 1, 2006, the Company’s U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population.  For those employees impacted, future pension benefits were replaced with the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  Total contribution expense for BIPSP and other defined contribution plans (including a multiemployer defined contribution plan ) was $10.7 million in 2012, $11.8 million in 2011, and $17.0 million in 2010.  Defined benefit multiemployer plans cover employees at four different manufacturing locations and provide for contributions to union administered defined benefit pension plans.  Amounts charged to pension cost and contributed to the multiemployer plans in 2012, 2011, and 2010 totaled $1.3 million, $1.5 million, and $1.3 million, respectively.

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

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2012, 2011, and 2010:

(in millions)	2012	2011	2010
Service cost - benefits earned during the year	$14.7	$13.5	$12.9
Interest cost on projected benefit obligation	33.7	35.2	34.5
Expected return on plan assets	(43.5)	(40.3)	(39.9)
Settlement loss (gain)	12.7	(3.3)	—
Curtailment gain	—	(2.2)	—
Amortization of unrecognized transition obligation	0.2	0.2	0.2
Amortization of prior service cost	1.5	2.1	2.6
Recognized actuarial net loss	28.5	23.4	16.2
Net periodic pension cost	$47.8	$28.6	$26.5

In 2012, the Company recognized a $12.7 million pension settlement charge. The supplemental pension plan provides for a lump sum payment option at the time of retirement.  The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year.

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2012 and 2011, were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$728.6	$612.4	$76.2	$69.6
Service cost	11.7	10.5	3.0	3.0
Interest cost	30.1	31.4	3.6	3.9
Participant contributions	—	—	0.8	0.6
Plan amendments	3.4	0.5	—	—
Plan settlements	—	—	(2.9)	(3.6)
Plan curtailments	—	—	—	(3.0)
Benefits paid	(56.3)	(27.0)	(3.5)	(3.5)
Actuarial loss	32.9	100.8	(0.8)	4.0
Transfer in	—	—	1.4	7.2
Foreign currency exchange rate changes	—	—	2.6	(2.0)
Benefit obligation at the end of the year	$750.4	$728.6	$80.4	$76.2

Accumulated benefit obligation at the end of the year	$703.0	$681.5	$64.3	$60.0

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2012	2011	2012	2011
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$481.4	$476.9	$58.7	$52.3
Actual return on plan assets	68.6	15.1	4.3	1.9
Employer contributions	61.6	16.4	3.8	3.3
Participant contributions	—	—	0.8	0.6
Plan settlements	—	—	(2.9)	—
Acquisition	—	—		5.5
Benefits paid	(56.3)	(27.0)	(3.5)	(3.5)
Foreign currency exchange rate changes	—	—	2.1	(1.4)
Fair value of plan assets at the end of the year	$555.3	$481.4	$63.3	$58.7

Unfunded status at year end:	$(195.1)	$(247.2)	$(17.1)	$(17.5)

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2012	2011	2012	2011
Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$—	$—	$0.9	$0.2
Accrued benefit liability, current	(2.0)	(29.9)	(0.7)	(0.3)
Accrued benefit liability, non-current	(193.1)	(217.3)	(17.3)	(17.4)
Sub-total	(195.1)	(247.2)	(17.1)	(17.5)
Deferred tax asset	121.0	129.1	2.7	4.1
Accumulated other comprehensive loss (income)	191.6	218.0	6.3	6.9
Net amount related to pension plans	$117.5	$99.9	$(8.1)	$(6.5)

     Accumulated other comprehensive loss (income) related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2012	2011	2012	2011
Unrecognized net actuarial losses	$304.9	$341.3	$6.9	$8.6
Unrecognized net prior service costs	7.7	5.8	0.5	0.6
Unrecognized net transition costs	—	—	1.6	1.8
Tax benefit	(121.0)	(129.1)	(2.7)	(4.1)
Accumulated other comprehensive loss (income), end of year	$191.6	$218.0	$6.3	$6.9

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2013 are as follows:

		Non-U.S.
(in millions)	U.S. Pension Plans	Pension Plans
Net actuarial losses	$26.0	$0.3
Net prior service costs	1.7	0.1
Net transition costs	—	0.2
Total	$27.7	$0.6

The accumulated benefit obligation for all defined benefit pension plans was $767.3 million and $741.5 million at December 31, 2012, and 2011, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2012 and 2011.

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$750.4	$728.6	$37.3	$76.2	$750.4	$728.6	$37.3	$34.8
Accumulated benefit obligation	703.0	681.5	26.1	60.0	703.0	681.5	26.1	25.3
Fair value of plan assets	555.2	481.4	19.3	58.6	555.2	481.4	19.3	21.2

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax purposes.  The employer contributions for the years ended December 31, 2012 and 2011, were $65.4 million and $19.7 million, respectively.  Total expected cash contributions for 2013 are $41.0 million which are expected to satisfy plan and regulatory funding requirements.

For each of the years ended December 31, 2012 and 2011, the U.S. pension plans represented approximately 90 percent of the Company’s total plan assets and approximately 90 percent of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans are separately presented and discussed below.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2012	2011	2012	2011
Weighted-average discount rate	4.00%	4.25%	3.89%	4.68%
Rate of increase in future compensation levels	3.75%	4.25%	3.65%	3.73%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2012	2011	2010	2012	2011	2010
Weighted-average discount rate	4.25%	5.25%	5.75%	4.68%	5.28%	5.42%
Expected return on plan assets	8.00%	8.25%	8.25%	6.32%	6.34%	6.25%
Rate of increase in future compensation levels	4.25%	4.25%	4.25%	3.67%	3.93%	3.90%

The Pension Investment Committee appointed by the Company’s Board of Directors is responsible for overseeing the investments of the pension plans.  The overall investment strategy is to achieve a long-term rate of return that maintains an adequate funded ratio and minimizes the need for future contributions through diversification of asset types, investment strategies, and investment managers.  A target asset allocation policy is used to balance investments in equity securities with investments in fixed income securities.  The majority of pension plan assets relate to U.S. plans and employ a target asset allocation of 60 percent equity securities and 40 percent fixed income securities.  Equity securities primarily include investments in diversified portfolios of domestic large cap and small cap companies.  Fixed income securities include diversified investments across a broad spectrum of primarily investment-grade debt securities.

The pension plan assets measured at fair value at December 31, 2012 and 2011 follow:

	2012
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4.0	$10.4	$—	$—	$—	$—
Corporate debt securities	—	123.1	—	—	—	—
U.S. government debt securities	2.2	—	—	—	—	—
State and municipal debt securities	—	19.1	—	—	—	—
Corporate common stock	265.0	19.7	—	—	—	—
Registered investment company funds	22.4	74.5	—	39.9	—	—
Common trust funds	—	14.8	—	—	4.4	—
General insurance account	—	—	—	—	—	19.0
Balance at December 31, 2012	$293.6	$261.6	$—	$39.9	$4.4	$19.0

	2011
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1.6	$10.2	$—	$—	$—	$—
Corporate debt securities	—	65.6	2.7	—	—	—
U.S. government debt securities	18.3	40.7	—	—	—	—
State and municipal debt securities	—	13.0	—	—	—	—
Corporate common stock	265.1	19.6	—	—	—	—
Registered investment company funds	23.8	—	—	35.5	—	—
Common trust funds	—	20.8	—	—	4.1	—
General insurance account	—	—	—	—	—	19.1
Balance at December 31, 2011	$308.8	$169.9	$2.7	$35.5	$4.1	$19.1

Cash and cash equivalents.  This category consists of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued based on cost, which approximates fair value and are classified as Level 1. Institutional short-term investment vehicles are valued daily and are classified as Level 2.
Corporate, U.S. government, state, and municipal debt securities. These securities are valued using market inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data including market research publications. Inputs may be prioritized differently at certain times based on market conditions.
Corporate common stock. This category includes common and preferred stocks and index mutual funds that track U.S. and foreign indices. Fair values for the common and preferred stocks are based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The mutual funds were valued at the unit prices established by the funds' sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy.
Registered investment company funds. This category includes mutual funds that are actively traded on public exchanges.  The funds are invested in equity and debt securities that are actively traded on public exchanges.
Common trust funds. Common trust funds consist of shares in commingled funds that are not publicly traded.  The funds are invested in equity and debt securities that are actively traded on public exchanges.
General insurance account. The general insurance account is primarily comprised of insurance contracts that guarantee a minimum return.

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 follows:

(in millions)	U.S. Govt. Debt Securities	Corporate Debt Securities	General Insurance Account
Fair value of plan assets at December 31, 2010	$1.0	$0.6	$18.2
Actual return on plan assets	—	0.9	1.3
Purchases, sales and settlements, net	—	0.7	0.3
Transfers into (out of) Level 3 *	(1.0)	0.5	—
Foreign currency exchange rate changes	—	—	(0.7)
Fair value of plan assets at December 31, 2011	—	2.7	19.1
Actual return on plan assets	—	(0.1)	0.8
Purchases, sales and settlements, net	—	(2.5)	(1.2)
Transfers into (out of) Level 3 *	—	(0.1)	—
Foreign currency exchange rate changes	—	—	0.3
Fair value of plan assets at December 31, 2012	$—	$—	$19.0
* Transfers into and out of Level 3 are due to availability of observable market data for the same or similar securities.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	U.S. Pension Plans	Non-U.S. Pension Plans
2013	$31.3	$3.8
2014	32.4	3.3
2015	34.1	2.2
2016	35.4	7.8
2017	36.8	1.7
Years 2018-2022	205.5	17.0

As of January 1, 2013, the expected long-term annual rate of return on plan assets was assumed to be 8.00 percent.  To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations.  Using historical long-term investment periods of 10, 15, 20, and 25 years ended December 31, 2012, the Company’s pension plan assets have earned annualized rates of return of 7.1 percent, 5.6 percent, 7.8 percent, and 8.7 percent, respectively.  Using the Company’s 2013 target asset allocation for plan assets of 60 percent equity securities and 40 percent fixed income securities, the Company’s outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, the Company has determined these assumptions to be reasonable.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of its U.S. pension plan liabilities.  This discount rate is an estimate of the current interest rate at which pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company looks to rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  For the years ended December 31, 2012 and 2011, the Company determined this rate to be 4.00 percent and 4.25 percent, respectively.  For non-U.S. pension plans, similar methodologies are followed in determining the appropriate expected rates of return on assets and discount rates to be used in the actuarial calculations in each individual country.

Note 11 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several defined postretirement benefit plans that cover a majority of salaried and a portion of nonunion hourly employees.  These plans provide healthcare benefits and, in some instances, provide life insurance benefits.  Postretirement health care plans are contributory, with retiree contributions adjusted annually.  Life insurance plans are noncontributory.

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2012, 2011, and 2010:

(in millions)	2012	2011	2010
Service cost - benefits earned during the year	$0.3	$0.3	$0.3
Interest cost on accumulated postretirement benefit obligation	0.4	0.4	0.4
Amortization of prior service credit	(0.6)	(0.6)	(0.7)
Recognized actuarial net gain	(0.3)	(0.4)	(0.5)
Net periodic postretirement benefit income	$(0.2)	$(0.3)	$(0.5)

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2012 and 2011, are as follows:

(in millions)	2012	2011
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$9.4	$7.8
Service cost	0.3	0.3
Interest cost	0.4	0.4
Participant contributions	0.4	0.6
Plan amendments	—	0.9
Actuarial loss	0.1	1.2
Benefits paid	(1.5)	(1.8)
Benefit obligation at the end of the year	$9.1	$9.4

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$—	$—
Participant contributions	0.4	0.6
Employer contribution	1.1	1.2
Benefits paid	(1.5)	(1.8)
Fair value of plan assets at the end of the year	$—	$—

Unfunded status at year end:	$(9.1)	$(9.4)

(in millions)	2012	2011
Amount recognized in consolidated balance sheet consists of:
Accrued benefit liability, current	$(0.6)	$(0.7)
Accrued benefit liability, non-current	(8.5)	(8.7)
Deferred tax liability	(2.8)	(3.1)
Accumulated other comprehensive income	(4.5)	(5.2)
Net amount related to postretirement benefit plans	$(16.4)	$(17.7)

Accumulated other comprehensive income related to other postretirement benefit plans is as follows:

(in millions)	2012	2011
Unrecognized net actuarial gains	$(3.0)	$(4.6)
Unrecognized net prior service credits	(4.3)	(3.7)
Tax expense	2.8	3.1
Accumulated other comprehensive loss (income), end of year	$(4.5)	$(5.2)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2013 are as follows:

(in millions)
Net actuarial gains	$(0.3)
Net prior service credits	(0.6)
Total	$(0.9)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	Benefit Payments
2013	$0.6
2014	0.6
2015	0.7
2016	0.7
2017	0.7
Years 2018-2022	3.7

The employer contributions for the years ended December 31, 2012 and 2011, were $1.1 million and $1.2 million, respectively.  The expected contribution for 2013 is $0.6 million which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 7.5 percent for 2012 and was 8.0 percent for 2011; each year’s estimated rate was assumed to decrease gradually to 5.0 percent and remain at that level thereafter.  The annual incremental decrease was assumed to be one-half percent for both 2012 and 2011.  A one-percentage point change in assumed health care trends would have the following effects:

(in millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components for 2012	$2.8	$(2.6)
Effect on postretirement benefit obligation at December 31, 2012	48.4	(44.8)

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2012 and 2011 were 4.00 percent and 4.25 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost was 4.25 percent, 5.25 percent, and 5.75 percent for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Company recorded charges related to the partial withdrawal from the GCIU — Employer Retirement Fund as part of its facility consolidation activities in the years ended December 31, 2012 and 2011. The expense recorded represents the Company’s best estimate of the expected partial withdrawal liability.  There were no similar charges recorded for the year ended December 31, 2010. While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multiemployer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position, or cash flows.

The Company’s participation in these plans for the annual period ended December 31, 2012, 2011, and 2010 is outlined in the table below.

									Expiration
Multiemployer		Pension Protection		FIP/RP	Company Contributions				Date of
Pension	EIN/Pension	Act Zone Status		Status	(in millions)			Surcharge	Bargaining
Fund	Plan Number	2012	2011	Implemented	2012	2011	2010	Imposed	Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.9	$0.9	$0.8	No	5/15/2015

Warehouse Employees Local 169 & Employers Joint Pension Fund	23-6230368/001	Red	Red	Yes	0.1	0.1	0.1	Yes	5/31/2014

GCIU — Employer Retirement Fund	91-6024903/001	Red	Red	Yes	0.3	0.5	0.4	Yes	07/31/12 - 04/30/13(a)
					$1.3	$1.5	$1.3

(a)  The Company was party to two collective-bargaining agreements that require contributions to GCIU - Employer Retirement Fund.  The Company’s Newark, CA facility closed during 2012. The Company’s Minneapolis, MN facility is expected to be closed during 2013.

The “EIN Number” column provides the Employer Identification Number (EIN).  Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plan’s year-end at December 31, 2011 and December 31, 2010, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status

Implemented” column indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) has been implemented.

Note 13 — STOCK INCENTIVE PLANS

The Company’s 2007 (adopted in 2006) Stock Incentive Plan provides for the issuance of up to 6,000,000 shares of common stock to certain employees.  The plan expires 10 years after its inception, at which point no further stock options or performance units (commonly referred to as stock awards) may be granted.  As of December 31, 2012, 4,189,756 shares were available for future grants under these plans.  Shares forfeited by an employee become available for future grants.

Stock Awards

Distribution of stock awards is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the stock award grant to an employee.  Stock awards for directors vest immediately.  All other stock awards granted under the plans are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.  Approximately 45 percent, 38 percent, and 18 percent of the stock awards granted in 2012, 2011, and 2010, respectively are also subject to the degree to which specified total shareholder return conditions are satisfied.  In addition, cash payments are made during the vesting period on the outstanding stock awards granted prior to January 1, 2010, equal to the dividend on the Company’s common stock.  Cash payments equal to dividends on awards made on or after January 1, 2010, will be distributed at the same time as the shares of common stock to which they relate.  The cost of the award is based on the fair market value of the stock on the date of grant and is charged to income over the requisite service period.  Total compensation expense related to stock incentive plans was $17.6 million in 2012, $16.3 million in 2011, and $18.4 million in 2010.

As of December 31, 2012, the unrecorded compensation cost for stock awards was $22.6 million and will be recognized over the remaining vesting period for each grant which ranges between 2013 and 2016.  The remaining weighted-average life of all stock awards outstanding as of December 31, 2012 was 1.8 years.  These awards are considered equity-based awards and are therefore classified as a component of additional paid-in capital.

The following table summarizes stock awards unit activity for the year ended December 31, 2012:

	Weighted-average grant date share value	Shares
Outstanding units granted at the beginning of the year	$31.75	2,891,298
Units granted	33.88	286,985
Units paid (in shares)	30.68	(499,085)
Units canceled	32.10	(107,850)
Outstanding units granted at the end of the year	32.19	2,571,348

Aggregate intrinsic value at year end of outstanding awards, in millions		$86.0

Note 14 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in millions)	2012	2011
Commercial paper payable through 2013	$203.8	$46.5
Notes payable in 2012 at an interest rate of 4.875%	—	300.0
Industrial revenue bond payable in 2012 at an interest rate of 1.6%	—	8.0
Notes payable in 2014, at an interest rate of 5.65% less unamortized discount of $0.2 and $0.3, respectively	399.8	399.7
Notes payable in 2019, at an interest rate of 6.8% less unamortized discount of $0.8 and $0.9, respectively	399.2	399.1
Notes payable in 2021, at an interest rate of 4.5% includes $17.0 and $3.3 fair value of interest rate swap, respectively, less unamortized discount of $2.3 and $2.5, respectively	414.7	400.7
Debt of subsidiary companies	—	13.6
Obligations under capital leases	0.4	0.6

Total debt	1,417.9	1,568.2
Less current portion	0.3	13.4
Total long-term debt	$1,417.6	$1,554.8

Commercial paper has been classified as long-term debt to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2012, was 0.4 percent.  The maximum amount of commercial paper outstanding during 2012 was $399.0 million, and the average outstanding during 2012 was $235.7 million.  The weighted-average interest rate during 2012 was 0.4 percent.

As of December 31, 2012, the Company had available from its banks an $800 million revolving credit facility.  This credit facility is used principally as back-up for the Company’s commercial paper program and expires on July 21, 2016.  The revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of the Company’s international subsidiaries.

The Company funded the repayment of its $300 million aggregate principal amount of 4.875 percent notes due April 1, 2012 with the proceeds from commercial paper issuances.  On October 4, 2011, the Company issued $400 million of notes due in 2021 with a fixed interest rate of 4.5 percent. The Company used the net proceeds of the notes to repay outstanding commercial paper and for general corporate purposes.  Concurrent with the issuance, the Company entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of the Company’s $400 million 4.5 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to the Company, which is recorded as a reduction in interest expense, was $7.0 million and $1.6 million in 2012 and 2011, respectively.  At December 31, 2012 and 2011, the fair value of these interest rate swaps was $17.0 million and $3.3 million, respectively, in the Company’s favor, using discounted cash flow or other appropriate methodologies, and is included in deferred charges and other assets with a corresponding increase in long-term debt.

The industrial revenue bond had a variable interest rate which was determined weekly by a “Remarketing Agent” based on similar debt then available.  The interest rate at December 31, 2011, was 1.6 percent and the weighted-average interest rate during 2011 was 1.7 percent. This bond was repaid at maturity in November 2012.

Long-term debt maturing in years 2013 and 2014 is $203.8 million and $399.8 million, respectively. There is no long-term debt maturing from 2015-2017.  Certain of these amounts have been classified as long term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long term basis.  The Company was in compliance with all debt covenants throughout 2012.

Note 15 — LEASES

The Company has leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that expire at various times over the next 90 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $17.4 million in 2012, $17.8 million in 2011, and $13.9 million in 2010.

Minimum future obligations on leases in effect at December 31, 2012 were:

Operating
(in millions)	Leases
2013	$11.5
2014	8.2
2015	6.9
2016	5.4
2017	5.2
Thereafter	29.6
Total minimum obligations	$66.8

Note 16 — INCOME TAXES

(in millions)	2012	2011	2010
U.S. income before income taxes	$229.5	$188.6	$221.6
Non-U.S. income before income taxes	49.1	103.6	105.7
Income from continuing operations before income taxes	$278.6	$292.2	$327.3

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$60.3	$49.3	$70.9
Foreign	30.5	31.2	28.7
State and local	5.3	0.9	9.9
Total current tax expense	96.1	81.4	109.5
Deferred tax expense (benefit):
U.S. federal	16.4	13.3	2.0
Foreign	(10.2)	5.1	5.7
State and local	2.5	5.1	0.4
Total deferred tax expense	8.7	23.5	8.1
Total income tax expense	$104.8	$104.9	$117.6

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(in millions)	2012	2011
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$8.7	$9.5
Inventories, principally due to additional costs inventoried for tax purposes	25.7	25.9
Employee compensation and benefits accrued for financial reporting purposes	127.8	141.2
Foreign net operating losses	25.0	22.5
Foreign tax credits	9.0	9.0
Other	8.6	4.6
Total deferred tax assets	204.8	212.7
Less valuation allowance	(36.6)	(31.6)
Total deferred tax assets, after valuation allowance	$168.2	$181.1

(in millions)	2012	2011
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$138.6	$149.0
Goodwill and intangible assets, principally due to differences in amortization	145.8	129.2
Other	—	3.5
Total deferred tax liabilities	284.4	281.7

Deferred tax liabilities, net	$116.2	$100.6

The net deferred tax liabilities are reflected in the balance sheet as follows:

(in millions)	2012	2011
Deferred tax assets (included in prepaid expense and other current assets)	$82.1	$74.9
Deferred tax liabilities	198.3	175.5
Net deferred tax liabilities	$116.2	$100.6

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2012		2011		2010
(dollars in millions)	Amount	% of Income Before Tax	Amount	% of Income Before Tax	Amount	% of Income Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$97.5	35.0%	$102.3	35.0%	$114.6	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	5.0	1.8	3.9	1.3	6.7	2.0
Foreign tax rate differential	3.1	1.1	(0.6)	(0.2)	(3.4)	(1.0)
Manufacturing tax benefits	(5.2)	(1.9)	(4.2)	(1.4)	(5.8)	(1.8)
Other	4.4	1.6	3.5	1.2	5.5	1.7
Actual income tax expense	$104.8	37.6%	$104.9	35.9%	$117.6	35.9%

As of December 31, 2012, the Company had foreign net operating loss carryovers of approximately $77.4 million that are available to offset future taxable income.  Approximately $26.5 million of the carryover expires over the period 2014-2031.  The remaining balance has no expiration.  In addition, the Company had $9.0 million of foreign tax credit carryover that is available to offset future tax.  This carryover expires in the year 2018.

Current authoritative guidance issued by the FASB requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company has, and continues to generate, both net operating losses and deferred tax assets in certain jurisdictions for which a valuation allowance is required.  The Company’s management determined that a valuation allowance of $36.6 million and $31.6 million against deferred tax assets primarily associated with the foreign net operating loss carryover and the foreign tax credit carryover was necessary at December 31, 2012 and 2011, respectively.

Provision has not been made for U.S. or additional foreign taxes on $338.1 million of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

The Company had total unrecognized tax benefits of $25.6 million for the years ended December 31, 2012 and 2011. The approximate amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods was $20.4 million and $18.5 million for the years ended December 31, 2012 and 2011, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2012	2011
Balance at beginning of year	$25.6	$24.0
Additions based on tax positions related to the current year	2.3	2.0
Additions for tax positions of prior years	3.4	5.9
Reductions for tax positions of prior years	(0.4)	(1.2)
Reductions due to a lapse of the statute of limitations	(5.3)	(1.2)
Settlements	—	(3.9)
Balance at end of year	$25.6	$25.6

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had approximately $7.5 million and $6.9 million accrued for interest and penalties, net of tax benefits, at December 31, 2012 and 2011, respectively.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in an amount of up to $4.0 million as a result of the resolution of positions taken on previously filed returns.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company's U.S. federal income tax returns are currently being audited for tax years 2010 and 2011. The Company's U.S. federal income tax returns prior to 2010 have been audited and settled.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2007 in the significant jurisdictions in which it operates.

Note 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

In the first quarter of 2012, the Company made a cumulative correction of an error related to the translation of its Argentina operations from its functional currency of the Argentinean peso into its reporting currency. This resulted in a $2.1 million decrease in property and equipment, a $4.0 million decrease in goodwill, with a corresponding offset to the foreign currency translation component of accumulated other comprehensive loss. This correction also decreased first quarter 2012 comprehensive income by $6.1 million. This correction did not have a material impact on the Company’s current or previously issued consolidated financial statements.

The components of total other comprehensive income (loss) are as follows:

(in millions)	2012	2011	2010
Comprehensive income (loss) attributable to Bemis Company, Inc.	$151.6	$(9.5)	$223.7
Comprehensive income attributable to noncontrolling interests	—	5.3	7.7
Total comprehensive income (loss)	$151.6	$(4.2)	$231.4

The components of accumulated other comprehensive loss are as follows as of December 31:

(in millions)	2012	2011
Foreign currency translation	$80.5	$128.8
Pension and other postretirement liability adjustment, net of tax effect of $120.9 and $130.1	(193.4)	(219.6)
Unrecognized gain on derivative	—	0.1
Accumulated other comprehensive loss	$(112.9)	$(90.7)

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

(in millions)	2012	2011
Net income attributable to Bemis Company, Inc.	$173.8	$184.1
Transfers to noncontrolling interests:
Decrease in Bemis Company, Inc.’s capital in excess of par value due to purchase of Dixie Toga S.A. preferred shares	—	(48.2)
Decrease in Bemis Company, Inc.’s capital in excess of par value due to purchase of American Plast S.A. common shares	—	(0.2)
Net transfers to noncontrolling interests	—	(48.4)
Change from net income attributable to Bemis Company, Inc. and transfers to noncontrolling interests	$173.8	$135.7

Note 19 — EARNINGS PER SHARE COMPUTATIONS

The Company considers unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) to be participating securities, and thus includes them in the two-class method of computing earnings per share. Participating securities include a portion of the Company’s unvested employee stock awards, which receive nonforfeitable cash payments equal to the dividend on the Company’s common stock. The calculation of earnings per share for common stock shown below excludes the income attributable to the participating securities from the numerator and excludes the dilutive impact of those awards from the denominator.

(in millions, except per share amounts)	2012	2011	2010
Numerator
Net income attributable to Bemis Company, Inc.	$173.8	$184.1	$205.1
Income allocated to participating securities	(1.8)	(2.8)	(3.7)
Net income available to common shareholders (1)	$172.0	$181.3	$201.4

Denominator
Weighted-average common shares outstanding — basic	103.2	104.6	108.7
Dilutive shares	0.7	0.4	0.1
Weighted-average common and common equivalent shares outstanding — diluted	103.9	105.0	108.8

Per common share income
Basic	$1.67	$1.73	$1.85
Diluted	$1.66	$1.73	$1.85

(1) Basic weighted-average common shares outstanding	103.2	104.6	108.7
Basic weighted-average common shares outstanding and participating securities	104.3	106.2	110.7
Percentage allocated to common shareholders	98.9%	98.5%	98.2%

Certain stock options and stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.  The excluded stock options and stock awards represented an aggregate of 1.2 million shares at December 31, 2010.  There were no such options or shares outstanding at December 31, 2012 or 2011.

Note 20 — COMMITMENTS AND CONTINGENCIES

The Company is involved in a number of lawsuits incidental to its business, including environmental related litigation and routine litigation arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, the Company believes, except as discussed below, that any ultimate liability would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Environmental Matters
The Company is a potentially responsible party (PRP) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as “Superfund”) and similar state and foreign laws in proceedings associated with seventeen sites around the United States and one in Brazil.  These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has accrued an amount that it believes to be adequate to cover its exposure.

São Paulo Tax Dispute
Dixie Toga Ltda (Dixie Toga), acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo, Brazil (the City).  The City imposes a tax on the rendering of printing services.  The City has assessed this city services tax on the production and sale of printed labels and packaging products.  Dixie Toga, along with a number of other packaging companies, disagree and contend that the city services tax is not applicable to its products and that the products are subject only to the state value added tax (VAT).  Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes.  Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga appealed the city services tax and instead continued to collect and pay only the state VAT.

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $53.7 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2012 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue in two annulment actions filed on November 24, 1998 and August 16, 1999 in the Lower Tax Court in the city of São Paulo.  A decision by the Lower Tax Court in the city of São Paulo in 2002 canceled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City of São Paulo.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also asserted the applicability of the city services tax for the subsequent years 1996-2001 and has issued assessments for those years for Dixie Toga and for Itap Bemis Ltda., a Dixie Toga subsidiary.  The assessments for those years were upheld at the administrative level and are being challenged by the companies.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $8.1 million for Itap Bemis and $26.1 million for Dixie Toga, translated to U.S. dollars at the December 31, 2012 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $49.5 million for Itap Bemis and $143.7 million for Dixie Toga for interest, monetary adjustments and costs. The 1996-2001 assessments for Dixie Toga are currently being challenged in the courts.

The City has also asserted the applicability of the city services tax for the subsequent years 2004-2009.  The assessments issued by the City for these years have been received and are being challenged by the Company at the administrative level.  The assessments for tax, penalties, and interest are estimated to be approximately $48.2 million, translated to U.S. dollars at the December 31, 2012 exchange rate.

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

Brazil Investigation
On September 18, 2007, the Secretariat of Economic Law (SDE), a governmental agency in Brazil, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the nature of the proceedings, the Company is unable at the present time to predict the outcome of this matter.

Multiemployer Defined Benefit Pension Plans
The Company contributes to three multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not directly manage these multiemployer pension plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by employers contributing to the plans.  Based on the information provided by the plan administrators, the Company is aware that three of these plans are underfunded.  In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the Company expects its contributions to these plans to increase in the future.

Under current law regarding multiemployer defined benefit plans, a plan’s termination, the Company’s voluntary partial or full withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer pension plan would require the Company to make payments to the plan for the Company’s proportionate share of the multiemployer pension plan’s unfunded vested liabilities. In addition, if a multiemployer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the fund.

The Company recorded charges related to the planned withdrawal from the GCIU — Employee Retirement Fund in the fourth quarter of 2011 and the second quarter of 2012 as part of the Company’s 2011 and 2012 facility consolidation program. The expense recorded represents the Company’s best estimate of the expected settlement of these planned withdrawal liabilities.  While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multiemployer pension plans could have a material adverse impact on the Company’s consolidated annual results of operations, financial position, or cash flows.

Note 21 — SEGMENTS OF BUSINESS

In the fourth quarter of 2012, the Company reorganized operating segments as a result of a change in the way the Chief Executive Officer, who serves as Chief Operating Decision Maker (“CODM”), manages and evaluates the business. As a result, the Company made certain changes to its reportable business segments in 2012. Previously the Company had two reportable business segments: Flexible Packaging and Pressure Sensitive Materials. Effective October 1, 2012, the Company expanded the number of reportable business segments to three as it separated the Flexible Packaging segment into two reportable segments; U.S. Packaging and Global Packaging. The Pressure Sensitive Materials reportable segment remains unchanged. Prior year comparatives have been revised to conform to the current reportable segment presentation.

Historically, the Company has supported the aggregation of all Flexible Packaging operating segments (U.S. Packaging, Latin America Packaging and Europe/Asia Pacific Packaging) into one reportable segment. Due to operational re-alignment and recent restructuring efforts in the U.S., the U.S. Packaging segment no longer meets the criteria for aggregation with Global Packaging. The Global Packaging segment includes all packaging-related manufacturing operations located outside of the United States as well as global medical device and pharmaceutical packaging manufacturing operations. This re-alignment helps to ensure consistency in product offerings and quality to global customers. The Pressure Sensitive Materials reportable segment is unchanged and now represents one operating segment.

The Company's business activities are now organized around and aggregated into three principal business segments based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Minor intersegment sales are generally priced to reflect nominal markups. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, other non-operating (income) expense, income taxes, and noncontrolling interests.

Products produced within the U.S. and Global Packaging business segments service packaging applications for markets such as food, medical devices, personal care, agribusiness, chemicals, pet food, and consumer products. Products produced within the Pressure Sensitive Materials business segment include film, paper, and metalized plastic film printing stocks used for primary package labeling, promotional decoration, bar code inventory control labels, and laser printing for administrative office and promotional applications. This segment also includes micro-thin film adhesives used in delicate electronic parts assembly and graphic films for decorative signage.

A summary of the Company’s business activities reported by its three business segments follows:

Business Segments (in millions)	2012	2011	2010
Sales including intersegment sales:
U.S. Packaging	$3,062.6	$3,129.2	$2,835.2
Global Packaging	1,561.3	1,650.1	1,461.6
Pressure Sensitive Materials	556.6	575.8	567.1

Intersegment sales:
U.S. Packaging	(22.5)	(18.5)	(13.6)
Global Packaging	(17.8)	(12.9)	(10.8)
Pressure Sensitive Materials	(1.0)	(1.0)	(4.5)
Total net sales	$5,139.2	$5,322.7	$4,835.0

U.S. Packaging
Operating profit before facility consolidation and other costs (a)	$408.8	$341.3	$346.7
Facility consolidation and other costs	(42.1)	(26.3)	—
Operating profit	366.7	315.0	346.7

Global Packaging
Operating profit before facility consolidation and other costs (a)	86.5	121.2	121.8
Facility consolidation and other costs	(26.6)	(8.6)	—
Operating profit	59.9	112.6	121.8

Pressure Sensitive Materials
Operating profit before facility consolidation and other costs (a)	37.1	36.1	33.0
Facility consolidation and other costs	—	(2.7)	—
Operating profit	37.1	33.4	33.0

Corporate
General corporate expenses before facility consolidation and other costs	(118.2)	(92.8)	(100.7)
Facility consolidation and other costs	—	(0.8)	—
General corporate expenses	(118.2)	(93.6)	(100.7)

Operating income	345.5	367.4	400.8

Interest expense	(70.9)	(76.8)	(73.5)
Other non-operating income (expense)	4.0	1.6	—

Income from continuing operations before income taxes	$278.6	$292.2	$327.3

(a)
Fiscal 2012 operating profit before facility consolidation and other costs includes adjustments associated with the alignment of certain accounting practices. The benefit (detriment) for U.S. Packaging, Global Packaging, and Pressure Sensitive Materials for the twelve months ended December 31, 2012 was $13.8 million, $(16.4) million, and $0.5 million, respectively. These adjustments did not have a material impact on the Company's current or previously issued consolidated financial statements.

Business Segments (in millions)	2012	2011	2010
Total assets:
U.S. Packaging	$2,100.7	$2,186.6	$2,261.2
Global Packaging	1,425.4	1,501.0	1,531.3
Pressure Sensitive Materials	325.5	302.1	305.6
Total identifiable assets (1)	3,851.6	3,989.7	4,098.1
Corporate assets (2)	334.1	330.7	187.7
Total	$4,185.7	$4,320.4	$4,285.8

Depreciation and amortization:
U.S. Packaging	$114.6	$124.6	$125.5
Global Packaging	67.3	75.5	66.0
Pressure Sensitive Materials	12.6	13.2	13.2
Corporate	9.8	7.0	5.0
Total	$204.3	$220.3	$209.7

Additions to property and equipment:
U.S. Packaging	$65.1	$66.7	$54.9
Global Packaging	47.2	36.2	35.5
Pressure Sensitive Materials	16.7	11.9	7.8
Corporate	7.4	20.4	15.0
Total	$136.4	$135.2	$113.2

Operations by geographic area (in millions)	2012	2011	2010
Net sales: (3)
North America	$3,534.3	$3,592.8	$3,246.3
Latin America	1,002.6	1,080.5	1,006.0
Europe	470.2	548.7	526.4
Asia Pacific	132.1	100.7	56.3
Total	$5,139.2	$5,322.7	$4,835.0

Long-lived assets: (4)
North America	$943.7	$1,004.5	$1,047.5
Latin America	279.5	314.1	386.3
Europe	135.3	129.7	140.0
Asia Pacific	54.1	39.8	15.8
Total	$1,412.6	$1,488.1	$1,589.6

(1)	Total assets by business segment include only those assets that are specifically identified with each segment’s operations.

(2)	Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property.

(3)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

(4)	Long-lived assets include net property and equipment, long-term receivables, and deferred charges.

Note 22 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2012
Net sales	$1,304.8	$1,312.7	$1,287.8	$1,233.9	$5,139.2
Gross profit	231.0	233.3	247.1	236.1	947.5
Net income	44.0	42.3	47.4	40.1	173.8
Basic earnings per common share	0.42	0.41	0.46	0.38	1.67
Diluted earnings per common share	0.42	0.40	0.45	0.38	1.66

2011
Net sales	$1,324.4	$1,370.2	$1,357.9	$1,270.2	$5,322.7
Gross profit	229.8	238.0	223.7	218.7	910.2
Net income	51.2	54.2	55.9	22.8	184.1
Basic earnings per common share	0.47	0.51	0.53	0.22	1.73
Diluted earnings per common share	0.47	0.51	0.53	0.22	1.73

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

(b)  Management’s Report on Internal Control Over Financial Reporting
The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page  30 of this Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting
As previously disclosed in prior periods, we are in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases. For the most recent phase, which was completed during the fourth quarter of 2012, several of the Company’s United States operations implemented certain modules of the new ERP system which resulted in some changes in internal controls. There were no other changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART  III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held
William F. Austen (54)	Group President	2012 to present
	Vice President — Operations	2004 to 2012
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to 2004

Sheri H. Edison (56)	Vice President, General Counsel, and Secretary	2010 to present
	Senior Vice President and Chief Administrative Officer, Hill-Rom, Inc.	2007 to 2010
	Vice President, General Counsel, and Secretary, Hill-Rom, Inc.	2003 to 2007

Timothy S. Fliss (50)	Vice President — Human Resources	2010 to present
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

Jerry S. Krempa (52)	Vice President and Controller	2011 to present
	Assistant Controller	2007 to 2011
	Director of Tax	1998 to 2007

Melanie E.R. Miller (49)	Vice President, Investor Relations and Treasurer	2005 to present
	Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
	Various finance management positions within the Company	2000 to 2002

James W. Ransom (53)	Group President	2012 to present
	Vice President — Operations	2007 to 2012
	President — Curwood, Inc. (1)	2005 to 2010
	President — Banner Packaging, Inc. (1)	2002 to 2005

Henry J. Theisen (59)	Director	2006 to present
	President and Chief Executive Officer	2008 to present
	President and Chief Operating Officer	2007 to 2008
	Executive Vice President and Chief Operating Officer	2003 to 2007
	Vice President — Operations	2002 to 2003
	Various R&D, marketing, and management positions within the Company	1976 to 2002

Scott B. Ullem (46)	Vice President and Chief Financial Officer	2010 to present
	Vice President, Finance	2008 to 2010
	Managing Director, Banc of America Securities	2005 to 2008
	Various investment banking positions leading to Managing Director, Goldman, Sachs & Co.	1989 to 1992 & 1994 to 2005
(1)           Identified operation is a 100 percent owned subsidiary or division of the Company.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity compensation plans as of December 31, 2012 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,571,348	(1)	N/A	(2)	4,189,756	(3)
Equity compensation plans not approved by security holders	—		N/A		—
Total	2,571,348	(1)	N/A	(2)	4,189,756	(3)

(1)	Includes restricted stock units.

(2)	Restricted stock units do not have an exercise price.

(3)	May be issued as options or restricted stock units.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012, and such information is expressly incorporated herein by reference.

PART  IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Management’s Responsibility Statement	29
Report of Independent Registered Public Accounting Firm	30
Consolidated Statement of Income	31
Consolidated Statement of Comprehensive Income	32
Consolidated Balance Sheet	33
Consolidated Statement of Cash Flows	34
Consolidated Statement of Equity	35
Notes to Consolidated Financial Statements	36

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	74
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	75

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

BEMIS COMPANY, INC.

By	/s/ Scott B. Ullem	By	/s/ Jerry S. Krempa
	Scott B. Ullem, Vice President and Chief Financial Officer		Jerry S. Krempa, Vice President and Controller
	Date February 28, 2013		Date February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott B. Ullem	/s/ Jerry S. Krempa
Scott B. Ullem, Vice President and Chief Financial Officer	Jerry S. Krempa, Vice President and Controller (principal accounting officer)
Date February 28, 2013	Date February 28, 2013

/s/ William J. Bolton	/s/ Ronald J. Floto
William J. Bolton, Chairman of the Board of Directors	Ronald J. Floto, Director
Date February 28, 2013	Date February 28, 2013

/s/ David S. Haffner	/s/ Barbara L. Johnson
David S. Haffner, Director	Barbara L. Johnson, Director
Date February 28, 2013	Date February 28, 2013

/s/ Timothy M. Manganello	/s/ William L. Mansfield
Timothy M. Manganello, Director	William L. Mansfield, Director
Date February 28, 2013	Date February 28, 2013

/s/ Roger D. O’Shaughnessy	/s/ Paul S. Peercy
Roger D. O’Shaughnessy, Director	Paul S. Peercy, Director
Date February 28, 2013	Date February 28, 2013

/s/ Edward N. Perry	/s/ David T. Szczupak
Edward N. Perry, Director	David T. Szczupak, Director
Date February 28, 2013	Date February 28, 2013

/s/ Henry J. Theisen	/s/ Holly A. Van Deursen
Henry J. Theisen, Director, President,	Holly A. Van Deursen, Director
and Chief Executive Officer	Date February 28, 2013
Date February 28, 2013

/s/ Philip G. Weaver
Philip G. Weaver, Director
Date February 28, 2013

Exhibit Index

Exhibit		Description	Form of Filing
3	(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3	(b)	By-Laws of the Registrant, as amended through November 26, 2012. (2)	Incorporated by Reference
4	(a)
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
Second Amended and Restated Long-Term Credit Agreement dated as of July 21, 2011 among Bemis Company, Inc., various subsidiaries thereof, the Lenders Party, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., BNP Paribas and U.S. Bank National Association. (4); Amendment No. 1 to Credit Agreement dated as of May 7, 2012. (5)
Incorporated by Reference
10	(b)	Bemis Deferred Compensation Plan, as amended Effective January 1, 2009.* (6)	Incorporated by Reference
10	(c)	Bemis Company, Inc. 2001 Stock Incentive Plan, Amended and Restated as of January 1, 2008.* (6)	Incorporated by Reference
10	(d)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of January 1, 2008 and amended as of December 20, 2012.*	Filed Electronically
10	(e)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2008.* (6)	Incorporated by Reference
10	(f)	Bemis Company, Inc. 2007 Stock Incentive Plan, Amended and Restated as of January 1, 2008.* (5)	Incorporated by Reference
10	(g)	Bemis Supplemental BIPSP, as Established Effective January 1, 2006.* (6)	Incorporated by Reference
10	(h)	Bemis Company, Inc. 1994 Stock Incentive Plan, Amended and Restated as of August 4, 1999.* (7)	Incorporated by Reference
10	(i)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (7)	Incorporated by Reference
10	(j)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (8)	Incorporated by Reference
10	(k)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (9)	Incorporated by Reference
10	(l)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (10)	Incorporated by Reference
10	(m)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers Effective January 1, 2009.* (11)	Incorporated by Reference
21		Subsidiaries of the Registrant.	Filed Electronically
23		Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32		Section 1350 Certification of CEO and CFO.	Filed Electronically
101
The following materials from Bemis Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2012, 2011, and 2010; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010; (iii) Consolidated Balance Sheet at December 31, 2012 and 2011; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011, and 2010; (v) Consolidated Statement of Equity for the years ended December 31, 2012, 2011, and 2010; and (vi) Notes to the Consolidated Financial Statements.
Filed Electronically

Footnotes to Exhibit Index

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 26, 2012 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2011 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2012 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(10)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 21, 2005 (File No. 1-5277).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance at	Additions				Foreign			Balance
Year Ended	Beginning	Charged to				Currency			at Close
December 31,	of Year	Profit & Loss		Write-offs		Impact	Other		of Year
RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS, AND ALLOWANCES
2012	$30.5	$13.3		$(13.8)	(1)	$(0.4)	$—		$29.6
2011	27.5	21.8		(16.8)	(1)	(1.6)	(0.4)	(2)	30.5
2010	21.1	26.3		(22.2)	(1)	—	2.3	(3)	27.5

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2012	$31.6	$4.3	(4)	$—		$0.7	$—		$36.6
2011	29.7	3.6	(4)	—		(1.7)	—		31.6
2010	20.2	5.1	(4)	—		(0.2)	4.6	(3)	29.7

(1) Net of $0.1 million, $0.4 million, and $1.0 million collections on accounts previously written off, respectively.
(2) Reserve accruals and valuation allowance related to acquisition of the Mayor and Shield Pack operations.
(3) Reserve accruals and valuation allowance related to acquisition of the Food Americas operations of Alcan Packaging.
(4) Represents charge to profit and loss, net of valuation allowance reversals, if any.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Bemis Company, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2013 appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 28, 2013