Form 10-Q
period 2013-03-31
BEMIS CO INC
filed 2013-05-06
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2013, the registrant had 102,891,508 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions, including the ongoing sovereign debt crisis and continued uncertainties in Europe; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with facility consolidation initiatives; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to plant closings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related footnotes, enclosed as Exhibit 19 to this Form 10-Q (the Condensed Consolidated Financial Statements), are incorporated by reference into this Item 1.  In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and the results of operations as of and for the quarter ended March 31, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2013

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Three month review of results	Three Months Ended March 31,
(in millions, except per share amounts)	2013		2012
Net sales	$1,255.0	100.0%	$1,304.8	100.0%
Cost of products sold	1,013.2	80.7	1,073.8	82.3
Gross profit	241.8	19.3	231.0	17.7

Operating expenses
Selling, general, and administrative expenses	130.6	10.4	129.2	9.9
Research and development	11.3	0.9	10.9	0.8
Facility consolidation and other costs	9.3	0.7	8.3	0.6
Other operating (income) expense, net	(1.5)	(0.1)	(5.9)	(0.5)
Operating income	92.1	7.3	88.5	6.8

Interest expense	16.6	1.3	20.5	1.6
Other non-operating (income) expense, net	4.1	0.3	0.1	—
Income before income taxes	71.4	5.7	67.9	5.2

Provision for income taxes	22.1	1.8	23.9	1.8

Net income	$49.3	3.9%	$44.0	3.4%

Effective income tax rate		31.0%		35.2%

Diluted earnings per share	$0.47		$0.42

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

Facility Consolidation

To improve efficiencies and reduce fixed costs, we initiated a facility consolidation program during the fourth quarter of 2011 and expanded the program in the second quarter of 2012. In total nine production facilities will be closed and most of the production from these facilities has been transferred to other facilities.  As of March 31, 2013, manufacturing operations had ceased at eight of these manufacturing facilities and the remaining closure is expected to be completed in the second quarter of 2013.  The most current estimate of the total cost of the programs is $141 million, which includes approximately $51 million in employee-related costs, approximately $49 million in fixed asset accelerated depreciation and write-downs, and approximately $41 million in other facility consolidation costs.

We recorded $9.3 million and $8.3 million of charges associated with the facility consolidation programs during the three months ended March 31, 2013 and 2012, respectively.  These costs have been recorded on the consolidated statement of income as facility consolidation and other costs.  We expect the remaining costs of approximately $25 million to be expensed during 2013.  Cash payments for these programs in the three months ended March 31, 2013 and 2012, respectively, totaled $10.8 million and $8.0 million.  Cash payments in the remainder of 2013 are expected to be approximately $40 million.

Acquisitions

Australia and New Zealand Distributors

On August 22, 2012, we acquired flexible packaging businesses in Australia and New Zealand. The acquisition of these businesses supports our strategy to enhance our presence in the Asia Pacific region. The combined purchase price was approximately $19.1 million, subject to customary post-closing adjustments.

Results of Operations — First Quarter 2013

Consolidated Overview

(in millions, except per share amounts)	2013	2012
Net sales	$1,255.0	$1,304.8
Net income	49.3	44.0
Diluted earnings per share	0.47	0.42

Net sales for the first quarter of 2013 decreased 3.8 percent from the same period of 2012. The impact of currency translation reduced net sales by 2.0 percent. Acquisitions increased first quarter 2013 net sales by an estimated 0.2 percent.  The remaining decrease in net sales reflects the impact of lower overall unit volume partially offset by higher selling prices.

Diluted earnings per share for the first quarter of 2013 were $0.47 compared to $0.42 reported in the same quarter of 2012.  Results for the first quarter of 2013 included $0.06 of charges associated with facility consolidation and other costs. Results for the first quarter of 2012 included a $0.05 charge associated with facility consolidation and other costs and $0.02 of charges associated with acquisition-related earnout and transaction payments.

U.S. Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$746.0	$765.1
Operating profit (See Note 11 to the Condensed Consolidated Financial Statements)	86.0	82.0
Operating profit as a percentage of net sales	11.5%	10.7%

U.S. Packaging net sales decreased 2.5 percent in the quarter ended March 31, 2013 compared to the same period of 2012.  Lower net sales in 2013 reflect generally lower unit sales volumes of packaging for certain non-barrier packaging, partially offset by increased unit sales volumes of packaging for products such as refrigerated foods where barrier technology is a requirement. Lower unit sales volume is partially attributable to the reduction of certain low margin sales in conjunction with the facility consolidation program. In addition, cooler weather in many parts of the United States this spring has delayed the start of the normally strong season for certain grocery products that we package.

Operating profit for the first quarter of 2013 was $86.0 million, or 11.5 percent of net sales, compared to $82.0 million, or 10.7 percent of net sales in 2012. Operating profit in 2013 and 2012 was negatively impacted by $9.4 million and $7.6 million of facility consolidation and other costs, respectively. The improved operating profit levels in 2013 primarily reflect the cost savings associated with facility consolidation activities which were completed in 2012.

Global Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$368.5	$394.4
Operating profit (See Note 11 to the Condensed Consolidated Financial Statements)	25.9	25.9
Operating profit as a percentage of net sales	7.0%	6.6%

Global Packaging net sales decreased 6.6 percent in the quarter ended March 31, 2013 compared to the same period of 2012.  Acquisitions increased net sales by approximately 0.7 percent, which was more than offset by a 6.5 percent decrease in net sales related to currency translation. Excluding the impact of acquisitions and currency translation, net sales decreased modestly reflecting the impact of lower unit sales volumes substantially offset by higher selling prices. Three low margin facilities in the global packaging business segment were closed during 2012 as part of the facility consolidation program.

Operating profit for the first quarter of 2013 was $25.9 million, or 7.0 percent of net sales, compared to $25.9 million, or 6.6 percent, of net sales in 2012. Operating profit in 2013 was positively impacted by $0.1 million related to facility consolidation and other costs and $0.5 million related to the reversal of accruals of acquisition-related earnout payments. The net effect of currency translation decreased operating profit during the first quarter of 2013 by $2.2 million. Operating profit for the first quarter of 2012 was negatively impacted by $0.7 million of facility consolidation costs and $1.7 million of acquisition-related earnout payments.

Pressure Sensitive Materials Business Segment

(in millions)	2013	2012
Net sales	$140.5	$145.3
Operating profit (See Note 11 to the Condensed Consolidated Financial Statements)	7.7	9.7
Operating profit as a percentage of net sales	5.5%	6.7%

Pressure Sensitive Materials net sales decreased 3.3 percent in the first quarter of 2013 compared to the same quarter of 2012.  The impact of currency translation increased net sales by 0.3 percent. Higher unit sales volumes of label products substantially offset lower unit volumes for both graphic and technical products, resulting in a less favorable sales mix and lower operating profit margins during the quarter. The sales declines are primarily related to continuing weakness in the European market.

Consolidated Gross Profit

(in millions)	2013	2012
Gross profit	$241.8	$231.0
Gross profit as a percentage of net sales	19.3%	17.7%

Consolidated gross profit as a percent of net sales increased in the first quarter of 2013, reflecting the benefits of cost reductions associated with facility consolidation and other costs activities, increases in selling prices and improvements in raw material cost management.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2013	2012
Selling, general and administrative expenses (SG&A)	$130.6	$129.2
SG&A as a percentage of net sales	10.4%	9.9%

Consolidated selling, general and administrative expenses reflect inflationary increases partially offset by the impact of currency translation. The increase in SG&A as a percentage of net sales is primarily due to the decline in net sales.

Consolidated Other Operating (Income) Expense, Net

(in millions)	2013	2012
Other operating (income) expense, net	$(1.5)	$(5.9)

For the first quarter of 2013, other operating income and expense included $2.9 million of fiscal government incentive income, compared to $5.2 million for the first quarter of 2012. Fiscal government incentives are associated with net sales and manufacturing activities in certain Brazilian operations and are included in global packaging segment operating profit. The decrease in fiscal incentive income reflects lower sales volumes as well as reductions of available fiscal incentives.

Consolidated Interest Expense

(in millions)	2013	2012
Interest expense	$16.6	$20.5
Effective interest rate	4.5%	5.2%

Fixed-rate public notes totaling $300 million matured on April 1, 2012 and have been refinanced with variable-rate borrowings, reducing both the effective interest rate and the interest expense in the first quarter of 2013 compared to the same quarter of 2012.

Other Non-operating (Income) Expense, Net

(in millions)	2013	2012
Other non-operating (income) expense, net	$4.1	$0.1

We recognized $4.5 million of expense in 2013 for the write-off of indemnification receivables as the offsetting tax liability was reversed in the first quarter (see below). These equal and offsetting items had no impact on operating profit, net income or earnings per share.

Consolidated Income Taxes

(in millions)	2013	2012
Income taxes	$22.1	$23.9
Effective tax rate	31.0%	35.2%

The effective tax rate for the quarter was 31.0 percent. During the quarter, a $4.5 million tax benefit was recognized for the reversal of non-U.S. tax liabilities that were assumed in a past acquisition. We also recognized an equal amount of non-operating expense for the write-off of related receivables (see above). These equal and offsetting items had no impact on operating profit, net income or earnings per share. We expect the effective income tax rate for the remaining quarters of 2013 to be approximately 35.3 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 45.8 percent and 44.4 percent at March 31, 2013 and December 31, 2012, respectively.  Total debt as of March 31, 2013 and December 31, 2012 was $1.6 billion and $1.4 billion, respectively.

Cash Flow

Net cash provided by operating activities was $8.4 million for the first three months of 2013, compared to $48.8 million for the first three months of 2012. Increased levels of working capital at the end of the quarter reflect generally higher inventory levels in anticipation of increased shipments during the seasonally strong second quarter. In addition, cooler weather in many parts of the United States this spring has delayed the start of the normally strong season for certain grocery products that we package, resulting in higher inventory levels.

Net cash used in investing activities was $26.7 million for the first three months of 2013, compared to $22.4 million for the same period of 2012.

Net cash provided by financing activities was $53.8 million for the first three months of 2013, compared to $23.5 million cash used in financing activities for the same period of 2012. Net cash provided by financing activities for the first three months of 2013 included a $129.2 million increase in commercial paper outstanding, partially offset by the purchase of 1.0 million shares of our common stock for $35.6 million.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of March 31, 2013, our commercial paper debt outstanding was $333.0 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

Under the terms of our revolving credit agreement, we have the capacity to borrow up to $800 million.  This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of March 31, 2013, there was $333.0 million of debt outstanding supported by this credit facility, leaving $467.0 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

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

New Accounting Pronouncements

There has been no new accounting guidance issued or effective during the first three months of 2013 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three month period ended March 31, 2013.  For additional information, refer to Note 3 and Note 4 to the Condensed Consolidated Financial Statements in Exhibit 19 and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in prior periods, we are in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases. For the most recent phase, which was completed during the first quarter of 2013, several of the Company’s operations implemented certain modules of the new ERP system which resulted in some changes in internal controls. There were no other changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We believe that at March 31, 2013 there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2013	549,800	$34.79	549,800
February 1 - 28, 2013	425,997	36.57	425,997
March 1 - 31, 2013	24,203	37.12	24,203

Total		35.60	1,000,000	3,543,800

During the first quarter, the Company repurchased 1,000,000 shares of Bemis common stock in the open market at an average purchase price of $35.60 per share. On November 4, 2010, the Board of Directors increased the authority to repurchase the Company's common stock to a total of ten million shares. As of March 31, 2013, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 3,543,800 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 6, 2013	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and Chief Financial Officer

Date	May 6, 2013	/s/ Jerry S. Krempa
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

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through November 26, 2012. (2)	Incorporated by Reference
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
Incorporated by Reference
10	Amendment No. 1 to Credit Agreement (4)	Incorporated by Reference
19	Reports Furnished to Security Holders.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101	Interactive data files.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed November 26, 2012 (File No. 1-5277).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2012 (File No. 1-5277).