Form 10-Q
period 2013-06-30
BEMIS CO INC
filed 2013-08-02
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 31, 2013, the registrant had 102,922,059 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions, including the ongoing sovereign debt crisis and continued uncertainties in Europe; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins, films and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; our ability to achieve expected cost savings associated with facility consolidation initiatives; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to plant closings; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$1,297.1	$1,312.7	$2,552.1	$2,617.5
Cost of products sold	1,045.3	1,079.4	2,058.5	2,153.2
Gross profit	251.8	233.3	493.6	464.3

Operating expenses:
Selling, general and administrative expenses	132.1	124.0	262.7	253.2
Research and development	11.7	10.4	23.0	21.3
Facility consolidation and other costs	20.9	19.7	30.2	28.0
Other operating (income) expense, net	(3.2)	(3.6)	(4.7)	(9.5)

Operating income	90.3	82.8	182.4	171.3

Interest expense	17.0	17.3	33.6	37.8
Other non-operating (income) expense, net	(7.2)	(1.0)	(3.1)	(0.9)

Income before income taxes	80.5	66.5	151.9	134.4

Provision for income taxes	27.4	24.2	49.5	48.1

Net income	$53.1	$42.3	$102.4	$86.3

Basic earnings per share	$0.51	$0.41	$0.99	$0.83

Diluted earnings per share	$0.51	$0.40	$0.98	$0.82

Cash dividends paid per share	$0.26	$0.25	$0.52	$0.50

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$53.1	$42.3	$102.4	$86.3
Other comprehensive loss:
Unrecognized gain reclassified to earnings, net of tax	—	—	—	(0.1)
Translation adjustments	(75.0)	(94.1)	(66.6)	(58.2)
Pension and other postretirement liability adjustments, net of tax (a)	4.2	4.7	8.4	11.2
Other comprehensive loss	(70.8)	(89.4)	(58.2)	(47.1)
Total comprehensive (loss) income	$(17.7)	$(47.1)	$44.2	$39.2

(a) - Tax amounts related to pension and other postretirement liability adjustments	$2.8	$2.7	$5.3	$6.4

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$150.2	$114.1
Accounts receivable, net	685.4	645.2
Inventories	669.5	661.9
Prepaid expenses and other current assets	109.3	103.8
Total current assets	1,614.4	1,525.0
Property and equipment, net	1,274.7	1,351.3
Goodwill	1,013.0	1,034.3
Other intangible assets, net	186.6	201.2
Deferred charges and other assets	56.8	73.9
Total other long-term assets	1,256.4	1,309.4

TOTAL ASSETS	$4,145.5	$4,185.7

LIABILITIES

Current portion of long-term debt	$0.3	$0.3
Short-term borrowings	7.0	8.6
Accounts payable	390.3	382.1
Accrued salaries and wages	95.5	107.9
Accrued income and other taxes	40.2	34.3
Other current liabilities	107.0	109.8
Total current liabilities	640.3	643.0

Long-term debt, less current portion	1,450.3	1,417.6
Deferred taxes	213.6	198.3
Other liabilities and deferred credits	248.9	285.9
Total liabilities	2,553.1	2,544.8

EQUITY

Bemis Company, Inc. shareholders’ equity:
Common stock issued (127.9 and 127.2 shares, respectively)	12.8	12.7
Capital in excess of par value	542.4	545.4
Retained earnings	1,949.1	1,900.9
Accumulated other comprehensive loss	(171.1)	(112.9)
Common stock held in treasury (25.0 and 24.0 shares at cost, respectively)	(740.8)	(705.2)
Total equity	1,592.4	1,640.9

TOTAL LIABILITIES AND EQUITY	$4,145.5	$4,185.7

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$102.4	$86.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.0	107.0
Excess tax benefit from share-based payment arrangements	—	(0.2)
Share-based compensation	10.6	8.6
Deferred income taxes	9.3	2.6
Income of unconsolidated affiliated company	(1.5)	(1.3)
Loss (gain) on sale of property and equipment	0.2	(0.3)
Net facility consolidation and other costs	2.9	15.5
Gain on divestiture	(5.9)	—
Changes in working capital, excluding effect of acquisitions	(77.8)	(62.2)
Net change in deferred charges and credits	(34.8)	(12.7)

Net cash provided by operating activities	102.4	143.3

Cash flows from investing activities
Additions to property and equipment	(54.5)	(59.3)
Business acquisitions and adjustments, net of cash acquired	0.2	—
Proceeds from sale of property and equipment	5.5	4.0
Proceeds from divestiture	30.4	—

Net cash used in investing activities	(18.4)	(55.3)

Cash flows from financing activities
Repayment of long-term debt	—	(303.0)
Net borrowing of commercial paper	60.7	284.0
Net (repayment) borrowing of short-term debt	(1.0)	4.1
Cash dividends paid to shareholders	(54.0)	(52.2)
Common stock purchased for the treasury	(35.6)	—
Excess tax benefit from share-based payment arrangements	—	0.2
Stock incentive programs and related tax withholdings	(12.7)	(1.9)

Net cash used in financing activities	(42.6)	(68.8)

Effect of exchange rates on cash and cash equivalents	(5.3)	(1.8)

Net increase in cash and cash equivalents	36.1	17.4

Cash and cash equivalents balance at beginning of year	114.1	109.8

Cash and cash equivalents balance at end of period	$150.2	$127.2

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2011	$12.7	$532.4	$1,832.9	$(90.7)	$(705.2)	$1,582.1

Net income			86.3			86.3
Other comprehensive loss				(47.1)		(47.1)
Cash dividends declared on common stock			(53.0)			(53.0)
Stock incentive programs and related tax withholdings (0.1 shares)		(1.9)				(1.9)
Excess tax benefit from share-based payment arrangements		0.2				0.2
Share-based compensation		8.6				8.6

Balance at June 30, 2012	$12.7	$539.3	$1,866.2	$(137.8)	$(705.2)	$1,575.2

Balance at December 31, 2012	$12.7	$545.4	$1,900.9	$(112.9)	$(705.2)	$1,640.9

Net income			102.4			102.4
Other comprehensive loss				(58.2)		(58.2)
Cash dividends declared on common stock			(54.2)			(54.2)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(12.8)				(12.7)
Tax shortfall expense from share-based payment arrangements		(0.8)				(0.8)
Share-based compensation		10.6				10.6
Purchase of 1.0 shares of common stock for the treasury					(35.6)	(35.6)

Balance at June 30, 2013	$12.8	$542.4	$1,949.1	$(171.1)	$(740.8)	$1,592.4

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Bemis Company, Inc. (the "Company") in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 — Facility Consolidation and Other Costs

2011 Program

During the fourth quarter of 2011, the Company initiated a facility consolidation and other costs program (“2011 Program”) to improve efficiencies and reduce fixed costs.  As a part of this program, the Company announced the planned closure of five facilities. As of June 30, 2013, manufacturing operations had ceased at all of these manufacturing facilities.  Most of the production from these five facilities has been transferred to other facilities.  The total estimated 2011 Program costs are approximately $96 million including $34 million in employee costs, $35 million in fixed asset accelerated depreciation and write-downs, and $27 million in other facility consolidation costs.  These amounts exclude any potential gain to be recognized on the sale of property. Expenses in the second quarter of 2013 were $15.4 million, primarily consisting of operating lease termination costs ($4.7 million) and asset write-offs ($4.5 million). The estimated 2011 Program costs by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Pressure Sensitive Materials	Corporate	Total Facility Consolidation and Other Costs
2011 net expense accrued	$26.3	$8.6	$2.7	$0.8	$38.4
2012 net expense accrued	29.4	5.0	—	—	34.4
2013 year-to-date net expense accrued	21.3	—	—	—	21.3
Expense incurred through June 30, 2013	77.0	13.6	2.7	0.8	94.1
Estimated future expense	2.3	—	—	—	2.3
Total estimated costs	$79.3	$13.6	$2.7	$0.8	$96.4

An analysis of the 2011 Program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Facility Consolidation and Other Costs
Reserve balance at December 31, 2012	$14.6	$—	$—	$14.6
Net expense accrued	1.7	6.8	12.8	21.3
Utilization (cash payments or otherwise settled)	(6.2)	(6.8)	(8.1)	(21.1)
Translation adjustments and other	(0.2)	—	—	(0.2)
Reserve balance at June 30, 2013	$9.9	$—	$4.7	$14.6

2012 Program

During the second quarter of 2012, the Company expanded its facility consolidation and other costs program (“2012 Program”) to further improve efficiencies and reduce costs within its U.S. and Global Packaging segments.  As a part of this program, the Company announced the planned closure of an additional four production locations, including three facilities outside of the United States, and the relocation of the majority of the production to other facilities. As of June 30, 2013, manufacturing operations had ceased at all of these manufacturing facilities.  The total estimated 2012 Program costs are approximately $45 million including $17 million in employee-related costs, $15 million in fixed asset accelerated depreciation and write-downs, and $13 million in other facility consolidation costs.  Expenses in the second quarter of 2013 were $5.5 million, which is net of a $1.6 million gain on sales of equipment. Expenses in the second quarter of 2013 consisted primarily of equipment relocation ($4.4 million). The estimated 2012 Program costs by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Total Facility Consolidation and Other Costs
2012 net expense accrued	$12.7	$21.6	$34.3
2013 year-to-date net expense accrued	9.3	(0.4)	8.9
Expense incurred through June 30, 2013	22.0	21.2	43.2
Estimated future expense	1.5	0.2	1.7
Total estimated costs	$23.5	$21.4	$44.9

An analysis of the 2012 Program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Facility Consolidation and Other Costs
Reserve balance at December 31, 2012	$10.0	$—	$0.1	$10.1
Net expense accrued	0.7	0.1	8.1	8.9
Utilization (cash payments or otherwise settled)	(3.9)	(0.1)	(8.2)	(12.2)
Translation adjustments and other	(0.1)			(0.1)
Reserve balance at June 30, 2013	$6.7	$—	$—	$6.7

Cash payments for these facility consolidation programs in the six months ended June 30, 2013 and 2012 totaled $22.5 million and $12.5 million, respectively.  Cash payments in 2013 are net of proceeds of $4.9 million received for the sale of property and equipment. Cash payments for the balance of 2013 are expected to be approximately $25 million.  These amounts exclude any potential cash proceeds to be received on the sale of property. The costs related to facility consolidation activities have been recorded on the consolidated statement of income as facility consolidation and other costs. Included in employee-related costs is a partial withdrawal liability provision, which represents the Company’s best estimate for the cost to exit a multiemployer pension plan.  The accruals related to facility consolidation activities have been recorded on the consolidated balance sheet as other current liabilities.

Note 3 — Subsequent Event

On July 1, 2013, Bemis acquired Foshan New Changsheng Plastics Films Co., LTD ("NCS"), a specialty film manufacturer located in Foshan, China. NCS is a supplier to the Company's food packaging plant in Dongguan, China and other specialty film product customers. The acquisition of this film platform is expected to provide cost and logistics benefits to support the Company's broader Asia-Pacific growth strategy.

Note 4 — Divestiture

On May 29, 2013, the Company completed the sale of its Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors. Net proceeds of the transaction totaled $30.4 million, subject to customary post-closing adjustments. A $5.9 million pre-tax gain on the sale was recorded as part of other non-operating income during the second quarter of 2013.

Note 5 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At June 30, 2013 and December 31, 2012, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt, including current maturities, represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt, including current maturities, at June 30, 2013 and December 31, 2012 follow:

	June 30, 2013		December 31, 2012
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Total long-term debt	$1,450.3	$1,578.2	$1,417.5	$1,561.2

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

	Fair Value As of	Fair Value As of
	June 30, 2013	December 31, 2012
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net (liability) asset position	$(11.2)	$17.0

Note 6 — Derivative Instruments

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

The Company enters into interest rate swap contracts to economically convert a portion of the Company’s fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, the Company entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as fair value hedges of the Company’s $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  Fair values of these interest rate swaps are determined using discounted cash flow or other appropriate methodologies.  Asset positions are included in deferred charges and other assets with a corresponding increase in long-term debt.  Liability positions are included in other liabilities and deferred credits with a corresponding decrease in long-term debt.

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At June 30, 2013, and December 31, 2012, the Company had outstanding forward exchange contracts with notional amounts aggregating $5.2 million and $6.1 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating (income) expense, net, which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

The Company is exposed to credit loss in the event of non-performance by counterparties in forward exchange contracts and interest rate swap contracts.  Collateral is generally not required of the counterparties or of the Company.  In the event a counterparty fails to meet the contractual terms of a currency swap or forward exchange contract, the Company’s risk is limited to the fair value of the instrument.  The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.  The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at June 30, 2013 and December 31, 2012 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	June 30, 2013	December 31, 2012
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$—	$17.0
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	11.2	—

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2013	2012	2013	2012
Designated as hedges
Interest rate swaps	Interest expense	$2.0	$1.6	$4.0	$3.3
Not designated as hedges
Forward exchange contracts	Other operating (income) expense, net	0.1	0.4	0.2	0.9
Total		$2.1	$2.0	$4.2	$4.2

Note 7 — Inventories

Inventories are valued at the lower of cost, as generally determined by the first-in, first-out (FIFO) method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	June 30, 2013	December 31, 2012
Raw materials and supplies	$214.7	$210.7
Work in process and finished goods	454.8	451.2
Total inventories	$669.5	$661.9

Note 8 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2012	$637.8	$343.9	$52.6	$1,034.3
Acquisition adjustments	—	(0.2)	—	(0.2)
Divestiture	(4.7)	—	—	(4.7)
Currency translation	(0.6)	(15.8)	—	(16.4)
Reported balance at June 30, 2013	$632.5	$327.9	$52.6	$1,013.0

The components of amortized intangible assets follow:

	June 30, 2013		December 31, 2012
(in millions)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$21.2	$(14.0)	$21.0	$(13.8)
Technology based	82.7	(38.8)	91.3	(40.8)
Marketing related	23.7	(14.2)	24.9	(14.4)
Customer based	193.3	(67.3)	197.1	(64.1)
Reported balance	$320.9	$(134.3)	$334.3	$(133.1)

Amortization expense for intangible assets was $7.8 million and $9.0 million during the first six months of 2013 and 2012, respectively.  Estimated amortization expense for the remainder of 2013 is $7.6 million; $15.3 million for 2014 and 2015; $15.1 million for 2016; $14.7 million for 2017; and $14.3 million for 2018.  The Company does not have any accumulated impairment losses.

Note 9 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2012 Annual Report on Form 10-K are expected to continue unchanged throughout 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Service cost - benefits earned during the period	$3.6	$3.7	$7.1	$7.3
Interest cost on projected benefit obligation	8.1	8.5	16.2	17.0
Expected return on plan assets	(12.0)	(10.9)	(24.0)	(21.8)
Settlement loss	—	—	—	3.1
Amortization:
Unrecognized transition obligation	—	—	0.1	0.1
Prior service cost	0.2	0.4	0.6	0.8
Actuarial net loss	6.4	7.0	13.0	14.1
Net periodic benefit cost	$6.3	$8.7	$13.0	$20.6

Costs for defined contribution pension plans were $4.3 million and $9.3 million for the three and six months ended June 30, 2013, respectively. Costs for defined contribution pension plans were $5.5 million and $10.8 million for the three and six months ended June 30, 2012, respectively.  Benefit costs for other post retirement plans were not significant during the periods presented.

Note 10 — Accumulated Other Comprehensive Loss

On January 1, 2013, the Company adopted changes required by the Financial Accounting Standards Board ("FASB") to the reporting of amounts reclassified out of accumulated other comprehensive loss. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive loss on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. Other than the additional disclosure requirements (see below), the adoption of these changes had no impact on the Condensed Consolidated Financial Statements. The components and activity of accumulated other comprehensive loss are as follows as of:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustment	Accumulated Other Comprehensive Loss
December 31, 2012	$80.5	$(193.4)	$(112.9)
Other comprehensive loss before reclassifications	(66.6)	—	(66.6)
Amounts reclassified from accumulated other comprehensive loss	—	8.4	8.4
Net current period other comprehensive loss	(66.6)	8.4	(58.2)
June 30, 2013	$13.9	$(185.0)	$(171.1)

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $115.6 million and $120.9 million as of June 30, 2013 and December 31, 2012, respectively. Reclassifications of $6.6 million ($4.2 million, net of tax) and $13.7 million ($8.4 million, net of tax) for the three and six months ended June 30, 2013, related to the amortization of accumulated pension losses into net periodic benefit cost. Refer to Note 9 — Components of Net Periodic Benefit Cost for additional detail.

Note 11 — Earnings Per Share Computations

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Numerator
Net income attributable to Bemis Company, Inc.	$53.1	$42.3	$102.4	$86.3
Income allocated to participating securities	(0.1)	(0.5)	(0.2)	(1.0)
Net income available to common shareholders (1)	$53.0	$41.8	$102.2	$85.3

Denominator
Weighted average common shares outstanding — basic	102.9	103.1	103.0	103.1
Dilutive shares	1.0	0.7	1.1	0.7
Weighted average common and common equivalent shares outstanding — diluted	103.9	103.8	104.1	103.8

Per common share income
Basic	$0.51	$0.41	$0.99	$0.83
Diluted	$0.51	$0.40	$0.98	$0.82

(1) Basic weighted average common shares outstanding	102.9	103.1	103.0	103.1
Basic weighted average common shares outstanding and participating securities	103.0	104.3	103.2	104.3
Percentage allocated to common shareholders	99.9%	98.8%	99.8%	98.8%

     Certain stock options and stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock options and stock awards represented an aggregate of 0.1 million shares for the six months ending June 30, 2012. There were no anti-dilutive stock options or stock awards outstanding for the other periods presented.

Note 12 — Legal Proceedings

The Company is involved in a number of lawsuits incidental to its business, including environmental-related litigation and routine litigation arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, the Company believes, except as discussed below, that any ultimate liability would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Environmental Matters

The Company is a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund") and similar state and foreign laws in proceedings associated with seventeen sites around the United States and one in Brazil.  These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has accrued an amount that it believes to be adequate to cover its exposure.

São Paulo Tax Dispute

Dixie Toga Ltda ("Dixie Toga"), acquired by the Company on January 5, 2005, is involved in a tax dispute with the City of São Paulo, Brazil ("City").  The City imposes a tax on the rendering of printing services.  The City has assessed this city services tax on the production and sale of printed labels and packaging products.  Dixie Toga, along with a number of other packaging companies, disagrees and contends that the city services tax is not applicable to its products and that the products are subject only to the state value added tax ("VAT").  Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes.  Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, Dixie Toga appealed the city services tax and instead continued to collect and pay only the state VAT.

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $49.5 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the June 30, 2013 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A decision by the Lower Tax Court in the city of São Paulo canceled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City of São Paulo.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also assessed Dixie Toga and Itap Bemis Ltda., a Dixie Toga subsidiary ("Itap Bemis"), the city services tax for the years 1996-2001.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $7.5 million for Itap Bemis and $24.0 million for Dixie Toga, translated to U.S. dollars at the June 30, 2013 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $48.9 million for Itap Bemis and $142.4 million for Dixie Toga for interest, monetary adjustments and costs.

The City has also assessed the city services tax for the subsequent years 2004-2009.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments for tax, penalties, and interest are estimated to be approximately $47.7 million, translated to U.S. dollars at the June 30, 2013 exchange rate.

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

Brazil Investigation

     On September 18, 2007, the Secretariat of Economic Law ("SDE"), a governmental agency in Brazil, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary. The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries. Given the nature of the proceedings, the Company is unable at the present time to predict the outcome of this matter.

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

Under current law regarding multiemployer defined benefit plans, a plan’s termination, the Company’s voluntary partial or full withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer pension plan would require the Company to make payments to the plan for the Company’s proportionate share of the multiemployer pension plan’s unfunded vested liabilities. In addition, if a multiemployer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of five percent on the amount of the accumulated funding deficiency for those employers contributing to the fund.

The Company recorded charges related to the planned withdrawal from the GCIU — Employee Retirement Fund in the fourth quarter of 2011 and the second quarter of 2012 as part of the Company’s 2011 and 2012 facility consolidation programs. The expense recorded represents the Company’s best estimate of the expected settlement of these planned withdrawal liabilities.  While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multiemployer pension plans could have a material adverse impact on the Company’s consolidated annual results of operations, financial position, or cash flows.

Note 13 — Segments of Business

The Company's business activities are organized around and aggregated into three principal business segments based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Minor intersegment sales are generally priced to reflect nominal markups. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, other non-operating (income) expense, income taxes, and noncontrolling interests.

A summary of the Company’s business activities reported by its three business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Business Segments (in millions)	2013	2012	2013	2012
Sales including intersegment sales:
U.S. Packaging	$788.8	$794.0	$1,541.8	$1,564.6
Global Packaging	382.3	385.9	756.6	784.6
Pressure Sensitive Materials	142.1	142.2	282.9	287.7

Intersegment sales:
U.S. Packaging	(7.9)	(5.4)	(14.9)	(10.9)
Global Packaging	(7.9)	(3.7)	(13.7)	(8.0)
Pressure Sensitive Materials	(0.3)	(0.3)	(0.6)	(0.5)
Total net sales	$1,297.1	$1,312.7	$2,552.1	$2,617.5

U.S. Packaging
Operating profit before facility consolidation and other costs	$101.5	$90.2	$196.9	$179.8
Facility consolidation and other costs	(21.2)	(12.3)	(30.6)	(19.9)
Operating profit	80.3	77.9	166.3	159.9

Global Packaging
Operating profit before facility consolidation and other costs	27.1	25.7	52.9	52.3
Facility consolidation and other costs	0.3	(7.3)	0.4	(8.0)
Operating profit	27.4	18.4	53.3	44.3

Pressure Sensitive Materials
Operating profit	6.0	10.9	13.7	20.6

Corporate
General corporate expenses	(23.4)	(24.4)	(50.9)	(53.5)

Operating income	90.3	82.8	182.4	171.3

Interest expense	(17.0)	(17.3)	(33.6)	(37.8)
Other non-operating income (expense)	7.2	1.0	3.1	0.9

Income from continuing operations before income taxes	$80.5	$66.5	$151.9	$134.4

Business Segments (in millions)	June 30, 2013	December 31, 2012
Total assets:
U.S. Packaging	$2,111.1	$2,100.7
Global Packaging	1,373.4	1,425.4
Pressure Sensitive Materials	322.4	325.5
Total identifiable assets (1)	3,806.9	3,851.6
Corporate assets (2)	338.6	334.1
Total	$4,145.5	$4,185.7
(1)    Total assets by business segment include only those assets that are specifically identified with each segment’s operations.
(2)  Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Three and six month review of results	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2013		2012		2013		2012
Net sales	$1,297.1	100.0%	$1,312.7	100.0%	$2,552.1	100.0%	$2,617.5	100.0%
Cost of products sold	1,045.3	80.6	1,079.4	82.2	2,058.5	80.7	2,153.2	82.3
Gross profit	251.8	19.4	233.3	17.8	493.6	19.3	464.3	17.7

Operating expenses
Selling, general, and administrative expenses	132.1	10.2	124.0	9.4	262.7	10.3	253.2	9.7
Research and development	11.7	0.9	10.4	0.8	23.0	0.9	21.3	0.8
Facility consolidation and other costs	20.9	1.6	19.7	1.5	30.2	1.2	28.0	1.1
Other operating (income) expense, net	(3.2)	(0.2)	(3.6)	(0.3)	(4.7)	(0.2)	(9.5)	(0.4)
Operating income	90.3	7.0	82.8	6.3	182.4	7.1	171.3	6.5

Interest expense	17.0	1.3	17.3	1.3	33.6	1.3	37.8	1.4
Other non-operating (income) expense, net	(7.2)	(0.6)	(1.0)	(0.1)	(3.1)	(0.1)	(0.9)	—
Income before income taxes	80.5	6.2	66.5	5.1	151.9	6.0	134.4	5.1

Provision for income taxes	27.4	2.1	24.2	1.8	49.5	1.9	48.1	1.8

Net income	$53.1	4.1%	$42.3	3.2%	$102.4	4.0%	$86.3	3.3%

Effective income tax rate		34.0%		36.4%		32.6%		35.8%

Diluted earnings per share	$0.51		$0.40		$0.98		$0.82

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

Facility Consolidation

To improve efficiencies and reduce fixed costs, we initiated a facility consolidation program during the fourth quarter of 2011 and expanded the program in the second quarter of 2012. In total, nine production facilities were closed and most of the production from these facilities has been transferred to other facilities.  The most current estimate of the total cost of the programs is $141 million, which includes approximately $51 million in employee-related costs, approximately $50 million in fixed asset accelerated depreciation and write-downs, and approximately $40 million in other facility consolidation costs.

We recorded $20.9 million and $30.2 million of charges associated with the facility consolidation programs during the three and six months ended June 30, 2013, respectively.  These costs have been recorded on the consolidated statement of income as facility consolidation and other costs.  We expect the remaining costs of approximately $4 million to be expensed during the remainder of 2013.  Cash payments for these programs in the six months ended June 30, 2013 and 2012, totaled $22.5 million and $12.5 million, respectively.  Cash payments in the remainder of 2013 are expected to be approximately $25 million.

Acquisitions and divestiture

Australia and New Zealand Distributors

On August 22, 2012, we acquired flexible packaging businesses in Australia and New Zealand. The acquisition of these businesses supports our strategy to enhance our presence in the Asia Pacific region. The combined purchase price was approximately $19.1 million, subject to customary post-closing adjustments.

Clysar Plant in Clinton, Iowa

On May 29, 2013, we completed the sale of our Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors into the display market. Net proceeds of the transaction totaled $30.4 million, subject to customary post-closing adjustments. A $5.9 million pre-tax gain on the sale was recorded as part of other non-operating income during the second quarter of 2013.

Results of Operations — Second Quarter 2013

Consolidated Overview

(in millions, except per share amounts)	2013	2012
Net sales	$1,297.1	$1,312.7
Net income	53.1	42.3
Diluted earnings per share	0.51	0.40

Net sales for the second quarter of 2013 decreased 1.2 percent compared to the same period of 2012. The impact of currency translation reduced net sales by 0.5 percent. The net impact of acquisitions and divestitures was insignificant. The remaining decrease in net sales reflects the impact of production that was discontinued as part of the facility consolidation program partially offset by sales unit volume increases.

Diluted earnings per share for the second quarter of 2013 were $0.51 compared to $0.40 reported in the same quarter of 2012.  Results for the second quarter of 2013 included $0.13 of charges associated with facility consolidation and other costs and a $0.03 gain on the divestiture of our Clysar plant. Results for the second quarter of 2012 included a $0.12 charge associated with facility consolidation and other costs and $0.02 of charges associated with acquisition-related earnout and transaction payments.

U.S. Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$780.9	$788.6
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	80.3	77.9
Operating profit as a percentage of net sales	10.3%	9.9%

For the second quarter of 2013, U.S. Packaging net sales of $780.9 million represented a decrease of 1.0 percent compared to the same period of 2012 primarily reflecting the impact of the sale of the Clysar plant at the end of May. Since early 2012, our facility consolidation program has resulted in the closure of six U.S. Packaging segment manufacturing facilities. Most of the production at these facilities was relocated to the remaining manufacturing locations, while other low margin production was discontinued. The negative impact of production that was discontinued as part of the facility consolidation program and the sale of the Clysar plant was partially offset by a modest increase in unit sales volume compared to the second quarter of 2012. Our growth in unit sales volume reflects improvement in some of our strongest product categories including packaging for meat and cheese, dairy and liquids, beverage pouches and pet care products.

Operating profit for the second quarter of 2013 was $80.3 million, or 10.3 percent of net sales, compared to $77.9 million, or 9.9 percent of net sales in 2012. Operating profit in 2013 and 2012 was negatively impacted by $21.2 million and $12.3 million of facility consolidation and other costs, respectively. The improved operating profit levels in 2013 primarily reflect the cost savings associated with facility consolidation activities which were completed in 2012.

Global Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$374.4	$382.2
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	27.4	18.4
Operating profit as a percentage of net sales	7.3%	4.8%

For the second quarter of 2013, Global Packaging net sales of $374.4 million represented a decrease of 2.0 percent compared to the second quarter of 2012 reflecting the weaker Brazilian currency. The impact of acquisitions increased net sales by about 1.6 percent. Compared to the second quarter of 2012, selling price increases were more than offset by lower unit sales volume in several applications and facility consolidation related production that was discontinued.

Operating profit for the second quarter of 2013 was $27.4 million, or 7.3 percent of net sales, compared to $18.4 million, or 4.8 percent, of net sales in 2012. Operating profit in 2013 was positively impacted by $0.3 million related to facility consolidation and other costs. The net effect of currency translation decreased operating profit during the second quarter of 2013 by $0.8 million. Operating profit for the second quarter of 2012 was negatively impacted by $7.3 million of facility consolidation costs and $1.7 million of acquisition-related earnout payments.

Pressure Sensitive Materials Business Segment

(in millions)	2013	2012
Net sales	$141.8	$141.9
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	6.0	10.9
Operating profit as a percentage of net sales	4.2%	7.7%

Pressure Sensitive Materials net sales in the second quarter of 2013 were consistent with the levels of the same quarter of 2012.  The impact of currency translation increased net sales by 0.8 percent. Higher unit sales of low margin label products in the North American operations substantially offset lower sales for value-added graphic products from the European operations. Lower operating margins during the quarter primarily reflect poor performance in the European pressure sensitive materials business.

Consolidated Gross Profit

(in millions)	2013	2012
Gross profit	$251.8	$233.3
Gross profit as a percentage of net sales	19.4%	17.8%

Consolidated gross profit as a percent of net sales increased in the second quarter of 2013, reflecting the benefits of cost reductions associated with facility consolidation and other costs activities, increases in selling prices and improvements in raw material cost management.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2013	2012
Selling, general and administrative expenses (SG&A)	$132.1	$124.0
SG&A as a percentage of net sales	10.2%	9.4%

Consolidated selling, general and administrative expenses reflect higher information technology and stock compensation expense, partially offset by lower pension expense in 2013.

Consolidated Other Operating (Income) Expense, Net

(in millions)	2013	2012
Other operating (income) expense, net	$(3.2)	$(3.6)

For the second quarter of 2013, other operating income and expense included $3.3 million of fiscal government incentive income, compared to $4.4 million for the second quarter of 2012. Fiscal government incentives are associated with net sales and manufacturing activities in certain Brazilian operations and are included in global packaging segment operating profit. The decrease in fiscal incentive income primarily reflects reductions of available fiscal incentives.

Consolidated Interest Expense

(in millions)	2013	2012
Interest expense	$17.0	$17.3
Effective interest rate	4.5%	4.4%

Lower outstanding debt balances reduced interest expense in the second quarter of 2013 compared to the same quarter of 2012.

Other Non-operating (Income) Expense, Net

(in millions)	2013	2012
Other non-operating (income) expense, net	(7.2)	(1.0)

A $5.9 million pre-tax gain on the sale of our Clysar plant was recorded as part of other non-operating income during the second quarter of 2013.

Consolidated Income Taxes

(in millions)	2013	2012
Income taxes	$27.4	$24.2
Effective tax rate	34.0%	36.4%

We expect the effective tax rate for the remainder of 2013 to be approximately 35 percent. The lower 2013 effective income tax rate primarily reflects the favorable closure of income tax audits.

Results of Operations — Six Months Ended June 30, 2013

Consolidated Overview

(in millions, except per share amounts)	2013	2012
Net sales	$2,552.1	$2,617.5
Net income	102.4	86.3
Diluted earnings per share	0.98	0.82

Net sales for the six months ended June 30, 2013 decreased 2.5 percent from the same period of 2012. The impact of currency translation reduced net sales by 1.3 percent. Acquisitions increased net sales by an estimated 0.6 percent, while divestitures reduced net sales by 0.2 percent.  The remaining decrease in net sales reflects the impact of production that was discontinued as part of the facility consolidation program, partially offset by sales unit increases.

Diluted earnings per share for the six months ended June 30, 2013 were $0.98 compared to $0.82 reported in the same period of 2012.  Results for 2013 included $0.19 of charges associated with facility consolidation and other costs and $0.03 gain on the divestiture of our Clysar plant. Results for 2012 included an $0.18 charge associated with facility consolidation and other costs and $0.03 of charges associated with acquisition-related earnout and transaction payments.

U.S. Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$1,526.9	$1,553.7
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	166.3	159.9
Operating profit as a percentage of net sales	10.9%	10.3%

U.S. Packaging net sales decreased 1.7 percent in the six months ended June 30, 2013 compared to the same period of 2012.  The decrease is primarily related to the impact of ceasing production of certain products as part of our facility consolidation program and the sale of the Clysar facility.

Operating profit for the six months ended June 30, 2013 was $166.3 million, or 10.9 percent of net sales, compared to $159.9 million, or 10.3 percent of net sales, in 2012. Operating profit in 2013 and 2012 was negatively impacted by $30.6 million and $19.9 million of facility consolidation and other costs, respectively. The improved operating profit levels in 2013 primarily reflect the cost savings associated with facility consolidation activities which were completed in 2012.

Global Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$742.9	$776.6
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	53.3	44.3
Operating profit as a percentage of net sales	7.2%	5.7%

Global Packaging net sales decreased 4.3 percent in the six months ended June 30, 2013 compared to the same period of 2012.  Acquisitions increased net sales by approximately 0.7 percent, which was more than offset by a 4.4 percent decrease in net sales related to currency translation. The remaining decrease relates to the impact of production that was discontinued at three low margin facilities closed during 2012 as part of the facility consolidation program, partially offset by significant price increases.

Operating profit for the six months ended June 30, 2013 was $53.3 million, or 7.2 percent of net sales, compared to $44.3 million, or 5.7 percent, of net sales in 2012. Operating profit in 2013 was positively impacted by $0.4 million related to facility consolidation and other costs and $0.5 million related to the reversal of accruals of acquisition-related earnout payments. The net effect of currency translation decreased operating profit during 2013 by $3.2 million. Operating profit for 2012 was negatively impacted by $8.0 million of facility consolidation costs and $3.5 million of acquisition-related earnout payments.

Pressure Sensitive Materials Business Segment

(in millions)	2013	2012
Net sales	$282.3	$287.2
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	13.7	20.6
Operating profit as a percentage of net sales	4.9%	7.2%

Pressure Sensitive Materials net sales decreased 1.7 percent in the six months ended June 30, 2013 compared to the same period of 2012.  The impact of currency translation increased net sales by 0.5 percent. Higher unit sales of low margin label products in the North American operations offset lower sales for value-added graphic products from the European operations. Lower operating profit margins primarily reflect a less favorable sales mix.

Consolidated Gross Profit

(in millions)	2013	2012
Gross profit	$493.6	$464.3
Gross profit as a percentage of net sales	19.3%	17.7%

Consolidated gross profit as a percent of net sales increased in the six months ended June 30, 2013, reflecting the benefits of cost reductions associated with facility consolidation and other costs activities, increases in selling prices and improvements in raw material cost management.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2013	2012
Selling, general and administrative expenses (SG&A)	$262.7	$253.2
SG&A as a percentage of net sales	10.3%	9.7%

Consolidated selling, general and administrative expenses reflect higher information technology and stock compensation expense, partially offset by lower pension expense.

Consolidated Other Operating (Income) Expense, Net

(in millions)	2013	2012
Other operating (income) expense, net	$(4.7)	$(9.5)

For the six months ended June 30, 2013, other operating income and expense included $6.2 million of fiscal government incentive income, compared to $9.6 million for the six months ended June 30, 2012. Fiscal government incentives are associated with net sales and manufacturing activities in certain Brazilian operations and are included in global packaging segment operating profit. The decrease in fiscal incentive income primarily reflects reductions of available fiscal incentives.

Consolidated Interest Expense

(in millions)	2013	2012
Interest expense	$33.6	$37.8
Effective interest rate	4.7%	4.8%

Fixed-rate public notes totaling $300 million matured on April 1, 2012 and were refinanced with variable-rate borrowings, reducing the effective interest rate in the six months ended June 30, 2013 compared to the same period of 2012. Lower outstanding debt balances reduced interest expense for the six months ended June 30, 2013 compared to the same period of 2012.

Other Non-operating (Income) Expense, Net

(in millions)	2013	2012
Other non-operating (income) expense, net	$(3.1)	$(0.9)

A $5.9 million pre-tax gain on the sale of our Clysar plant was recorded as part of other non-operating income during the second quarter of 2013. We recognized $4.5 million of expense in the first quarter of 2013 for the write-off of indemnification receivables as the offsetting tax liability was reversed in the first quarter (see below). These equal and offsetting items had no impact on operating profit, net income or earnings per share.

Consolidated Income Taxes

(in millions)	2013	2012
Income taxes	$49.5	$48.1
Effective tax rate	32.6%	35.8%

During the first quarter, a $4.5 million tax benefit was recognized for the reversal of non-U.S. tax liabilities that were assumed in a past acquisition. We also recognized an equal amount of non-operating expense for the write-off of related receivables (see above). These equal and offsetting items had no impact on operating profit, net income or earnings per share. We expect the effective income tax rate for the remaining quarters of 2013 to be approximately 35 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 45.1 percent and 44.4 percent at June 30, 2013 and December 31, 2012, respectively.  Total debt as of June 30, 2013 and December 31, 2012 was $1.5 billion and $1.4 billion, respectively.

Cash Flow

Net cash provided by operating activities was $102.4 million for the first six months of 2013, compared to $143.3 million for the first six months of 2012. In 2013, cash flow from operations was reduced by $22.5 million of cash paid related to the facility consolidation program and a voluntary contribution to our U.S. defined benefit pension plans totaling $35.0 million. In 2012, cash flow from operations was reduced by $12.5 million of cash paid related to the facility consolidation and a voluntary contribution to our U.S. defined benefit pension plans totaling $23.5 million. Higher working capital levels reflect the impact of price increases on accounts receivable as well as the remaining safety stock in inventory associated with the transition of production between plants during the facility consolidation.

Net cash used in investing activities was $18.4 million for the first six months of 2013, compared to $55.3 million for the same period of 2012. We received $30.4 million of proceeds related to the divestiture of our Clysar location in 2013.

Net cash provided by financing activities was $42.6 million for the six months ended June 30, 2013, compared to $68.8 million cash used in financing activities for the same period of 2012. Net cash provided by financing activities for the current year included a $60.7 million increase in commercial paper outstanding, partially offset by the purchase of 1.0 million shares of our common stock for $35.6 million.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of June 30, 2013, our commercial paper debt outstanding was $264.5 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

Under the terms of our revolving credit agreement, we have the capacity to borrow up to $800 million.  This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of June 30, 2013, there was $264.5 million of debt outstanding supported by this credit facility, leaving $535.5 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

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

New Accounting Pronouncements

There has been no new accounting guidance issued or effective during the first six months of 2013 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six month period ended June 30, 2013.  For additional information, refer to Note 5 and Note 6 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 12 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We believe that at June 30, 2013 there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its equity securities in the three months ended June 30, 2013.  As of June 30, 2013, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 3,543,800 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 2, 2013	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and Chief Financial Officer

Date	August 2, 2013	/s/ Jerry S. Krempa
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
Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101	Interactive data files.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(2)	Incorporated by reference to the Registrant’s Form 8-K dated November 26, 2012 (File No. 1-5277).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).