Form 10-Q
period 2013-09-30
BEMIS CO INC
filed 2013-11-01
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 29, 2013, the registrant had 102,940,582 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions, including the ongoing sovereign debt crisis and continued uncertainties in Europe; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw material costs, availability, and terms, particularly for polymer resins, films and adhesives; price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to transition of production; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$1,258.5	$1,287.8	$3,810.6	$3,905.3
Cost of products sold	1,011.2	1,040.7	3,069.7	3,193.9
Gross profit	247.3	247.1	740.9	711.4

Operating expenses:
Selling, general and administrative expenses	127.1	128.4	389.8	381.6
Research and development	11.8	10.2	34.8	31.5
Facility consolidation and other costs	15.8	21.4	46.0	49.4
Other operating income	(3.0)	(2.8)	(7.7)	(12.3)

Operating income	95.6	89.9	278.0	261.2

Interest expense	17.0	17.0	50.6	54.8
Other non-operating income	(3.3)	(1.3)	(6.4)	(2.2)

Income before income taxes	81.9	74.2	233.8	208.6

Provision for income taxes	27.9	26.8	77.4	74.9

Net income	$54.0	$47.4	$156.4	$133.7

Basic earnings per share	$0.52	$0.46	$1.52	$1.28

Diluted earnings per share	$0.52	$0.45	$1.50	$1.27

Cash dividends paid per share	$0.26	$0.25	$0.78	$0.75

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$54.0	$47.4	$156.4	$133.7
Other comprehensive income (loss):
Unrecognized gain reclassified to earnings, net of tax	—	—	—	(0.1)
Translation adjustments	7.7	15.4	(58.9)	(42.8)
Pension and other postretirement liability adjustments, net of tax (a)	56.6	4.5	65.0	15.7
Other comprehensive income (loss)	64.3	19.9	6.1	(27.2)
Total comprehensive income	$118.3	$67.3	$162.5	$106.5

(a) - Tax amounts related to pension and other postretirement liability adjustments	$35.7	$2.6	$41.0	$9.0

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	September 30, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$155.6	$114.1
Accounts receivable, net	654.8	645.2
Inventories	670.1	661.9
Prepaid expenses and other current assets	113.9	103.8
Total current assets	1,594.4	1,525.0
Property and equipment, net	1,287.6	1,351.3
Goodwill	1,057.3	1,034.3
Other intangible assets, net	196.0	201.2
Deferred charges and other assets	60.1	73.9
Total other long-term assets	1,313.4	1,309.4

TOTAL ASSETS	$4,195.4	$4,185.7

LIABILITIES

Current portion of long-term debt	$0.3	$0.3
Short-term borrowings	27.2	8.6
Accounts payable	393.2	382.1
Accrued salaries and wages	102.0	107.9
Accrued income and other taxes	37.8	34.3
Other current liabilities	104.0	109.8
Total current liabilities	664.5	643.0

Long-term debt, less current portion	1,422.4	1,417.6
Deferred taxes	260.4	198.3
Other liabilities and deferred credits	160.7	285.9
Total liabilities	2,508.0	2,544.8

EQUITY

Bemis Company, Inc. shareholders’ equity:
Common stock issued (127.9 and 127.2 shares, respectively)	12.8	12.7
Capital in excess of par value	546.3	545.4
Retained earnings	1,975.9	1,900.9
Accumulated other comprehensive loss	(106.8)	(112.9)
Common stock held in treasury (25.0 and 24.0 shares at cost, respectively)	(740.8)	(705.2)
Total equity	1,687.4	1,640.9

TOTAL LIABILITIES AND EQUITY	$4,195.4	$4,185.7

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$156.4	$133.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143.5	157.2
Excess tax benefit from share-based payment arrangements	—	(0.3)
Share-based compensation	15.1	13.1
Deferred income taxes	13.9	(3.3)
Income of unconsolidated affiliated company	(2.5)	(2.1)
Loss on sale of property and equipment	0.4	0.2
Net facility consolidation and other costs	6.7	27.0
Gain on divestiture	(5.5)	—
Changes in working capital, excluding effect of acquisitions	(38.9)	(20.8)
Net change in deferred charges and credits	(26.7)	(14.5)

Net cash provided by operating activities	262.4	290.2

Cash flows from investing activities
Additions to property and equipment	(90.3)	(92.4)
Business acquisitions and adjustments, net of cash acquired	(56.3)	(19.1)
Proceeds from sale of property and equipment	10.7	4.0
Proceeds from divestiture	30.4	—

Net cash used in investing activities	(105.5)	(107.5)

Cash flows from financing activities
Repayment of long-term debt	—	(313.6)
Net borrowing of commercial paper	17.7	222.5
Net (repayment) borrowing of short-term debt	(2.4)	5.1
Cash dividends paid to shareholders	(80.8)	(78.3)
Common stock purchased for the treasury	(35.6)	—
Excess tax benefit from share-based payment arrangements	—	0.3
Stock incentive programs and related tax withholdings	(13.5)	(5.1)

Net cash used in financing activities	(114.6)	(169.1)

Effect of exchange rates on cash and cash equivalents	(0.8)	(0.1)

Net increase in cash and cash equivalents	41.5	13.5

Cash and cash equivalents balance at beginning of year	114.1	109.8

Cash and cash equivalents balance at end of period	$155.6	$123.3

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2011	$12.7	$532.4	$1,832.9	$(90.7)	$(705.2)	$1,582.1

Net income			133.7			133.7
Other comprehensive loss				(27.2)		(27.2)
Cash dividends declared on common stock			(79.3)			(79.3)
Stock incentive programs and related tax withholdings (0.3 shares)		(5.1)				(5.1)
Excess tax benefit from share-based payment arrangements		0.3				0.3
Share-based compensation		13.1				13.1

Balance at September 30, 2012	$12.7	$540.7	$1,887.3	$(117.9)	$(705.2)	$1,617.6

Balance at December 31, 2012	$12.7	$545.4	$1,900.9	$(112.9)	$(705.2)	$1,640.9

Net income			156.4			156.4
Other comprehensive income				6.1		6.1
Cash dividends declared on common stock			(81.4)			(81.4)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(13.6)				(13.5)
Tax shortfall expense from share-based payment arrangements		(0.6)				(0.6)
Share-based compensation		15.1				15.1
Purchase of 1.0 shares of common stock for the treasury					(35.6)	(35.6)

Balance at September 30, 2013	$12.8	$546.3	$1,975.9	$(106.8)	$(740.8)	$1,687.4

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Bemis Company, Inc. (the "Company") in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 — Facility Consolidation and Other Costs

2011 Program

During the fourth quarter of 2011, the Company initiated a facility consolidation and other costs program (“2011 Program”) to improve efficiencies and reduce fixed costs.  As a part of this program, the Company announced the closure of five facilities. As of September 30, 2013, manufacturing operations had ceased at all of these manufacturing facilities.  Most of the production from these five facilities has been transferred to other facilities.  The total 2011 Program costs are approximately $100 million including $38 million in employee costs, $35 million in fixed asset accelerated depreciation and write-downs, and $27 million in other facility consolidation costs.  These amounts exclude any potential gain to be recognized on the sale of property or reductions in pension withdrawal liabilities upon settlement. Expenses in the third quarter of 2013 were $6.0 million, primarily consisting of an increase in a multi-employer pension plan withdrawal liability and equipment relocation. The 2011 Program costs by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Pressure Sensitive Materials	Corporate	Total Facility Consolidation and Other Costs
2011 net expense accrued	$26.3	$8.6	$2.7	$0.8	$38.4
2012 net expense accrued	29.4	5.0	—	—	34.4
2013 year-to-date net expense accrued	27.3	—	—	—	27.3
Expense incurred through September 30, 2013	$83.0	$13.6	$2.7	$0.8	$100.1

An analysis of the 2011 Program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Facility Consolidation and Other Costs
Reserve balance at December 31, 2012	$14.6	$—	$—	$14.6
Net expense accrued	6.1	6.7	14.5	27.3
Utilization (cash payments or otherwise settled)	(8.4)	(6.7)	(14.6)	(29.7)
Translation adjustments and other	(0.2)	—	0.1	(0.1)
Reserve balance at September 30, 2013	$12.1	$—	$—	$12.1

2012 Program

During the second quarter of 2012, the Company expanded its facility consolidation and other costs program (“2012 Program”) to further improve efficiencies and reduce costs within its U.S. and Global Packaging segments.  As a part of this program, the Company announced the closure of an additional four production locations, including three facilities outside of the United States, and the relocation of the majority of the production to other facilities. As of September 30, 2013, manufacturing operations had ceased at all of these manufacturing facilities.  The total 2012 Program costs are approximately $53 million including $23 million in employee-related costs, $16 million in fixed asset accelerated depreciation and write-downs, and $14 million in other facility consolidation costs.  Expenses in the third quarter of 2013 were $9.8 million primarily consisting of an increase in a multi-employer pension plan withdrawal liability and asset write-offs.

The 2012 Program costs by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Total Facility Consolidation and Other Costs
2012 net expense accrued	$12.7	$21.6	$34.3
2013 year-to-date net expense accrued	19.1	(0.4)	18.7
Expense incurred through September 30, 2013	$31.8	$21.2	$53.0

An analysis of the 2012 Program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Facility Consolidation and Other Costs
Reserve balance at December 31, 2012	$10.0	$—	$0.1	$10.1
Net expense accrued	7.7	1.5	9.5	18.7
Utilization (cash payments or otherwise settled)	(5.9)	(1.5)	(9.6)	(17.0)
Reserve balance at September 30, 2013	$11.8	$—	$—	$11.8

Cash payments for these facility consolidation programs in the nine months ended September 30, 2013 and 2012 totaled $32.7 million and $23.7 million, respectively.  Cash payments in 2013 are net of proceeds of $6.9 million received for the sale of property and equipment. Cash payments for the balance of 2013 are expected to be approximately $23 million.  These amounts exclude any potential cash proceeds to be received on the sale of property. The costs related to facility consolidation activities have been recorded on the consolidated statement of income as facility consolidation and other costs. Included in employee-related costs is a multi-employer pension plan withdrawal liability provision, which represents the Company’s best estimate for the cost to exit the plan.  The accruals related to facility consolidation activities have been recorded on the consolidated balance sheet as other current liabilities.

Note 3 — Acquisition

On July 1, 2013, Bemis acquired Foshan New Changsheng Plastics Films Co., LTD ("NCS"), a specialty film manufacturer located in Foshan, China. NCS is a supplier to the Company's food packaging plant in Dongguan, China and other specialty film product customers. The acquisition of this film platform is expected to provide cost and logistics benefits to support the Company's broader Asia-Pacific growth strategy. The cash purchase price was $72.6 million, of which $62.3 million was paid in the third quarter of 2013 and $10.3 million will be paid during the next two years. The preliminary allocation of the purchase price resulted in approximately $44.4 million of goodwill for the Global Packaging segment, none of which is expected to be tax deductible.

The fair values and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are:

(in millions, except useful lives)	Fair Value	Weighted Average Useful Life (years)
Customer relationships	$8.3	9
Land-use rights	4.4	43
Other intangible assets	0.4	2

The fair value of assets and liabilities acquired was $108.0 million and $35.4 million, respectively. Pro forma financial information and allocation of the purchase price are not presented as the effects of this acquisition is not material to the Company's results of operations or financial position.

Note 4 — Divestiture

On May 29, 2013, the Company completed the sale of its Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors. Net proceeds of the transaction totaled $30.4 million, subject to customary post-closing adjustments. A $5.5 million pre-tax gain on the sale was recorded as part of other non-operating income for the nine months ended September 30, 2013.

Note 5 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At September 30, 2013 and December 31, 2012, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt, including current maturities, represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt, including current maturities, at September 30, 2013 and December 31, 2012 follow:

	September 30, 2013		December 31, 2012
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Total long-term debt	$1,422.4	$1,533.3	$1,417.5	$1,561.2

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

	Fair Value As of	Fair Value As of
	September 30, 2013	December 31, 2012
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net (liability) asset position	$(9.2)	$17.0

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At September 30, 2013 and December 31, 2012, the Company had outstanding forward exchange contracts with notional amounts aggregating $4.1 million and $6.1 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating (income) expense, net, which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at September 30, 2013 and December 31, 2012 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	September 30, 2013	December 31, 2012
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$—	$17.0
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	9.2	—

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2013	2012	2013	2012
Designated as hedges
Interest rate swaps	Interest expense	$2.0	$1.8	$6.0	$5.1
Not designated as hedges
Forward exchange contracts	Other operating income	(0.2)	—	—	0.9
Total		$1.8	$1.8	$6.0	$6.0

Note 7 — Inventories

Inventories are valued at the lower of cost, as generally determined by the first-in, first-out (FIFO) method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	September 30, 2013	December 31, 2012
Raw materials and supplies	$220.9	$210.7
Work in process and finished goods	449.2	451.2
Total inventories	$670.1	$661.9

Note 8 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2012	$637.8	$343.9	$52.6	$1,034.3
Acquisition and acquisition adjustments	—	43.7	—	43.7
Divestiture	(4.7)	—	—	(4.7)
Currency translation	(0.4)	(15.6)	—	(16.0)
Reported balance at September 30, 2013	$632.7	$372.0	$52.6	$1,057.3

The components of amortized intangible assets follow:

	September 30, 2013		December 31, 2012
(in millions)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$26.0	$(14.2)	$21.0	$(13.8)
Technology based	82.7	(39.8)	91.3	(40.8)
Marketing related	23.7	(14.3)	24.9	(14.4)
Customer based	201.9	(70.0)	197.1	(64.1)
Reported balance	$334.3	$(138.3)	$334.3	$(133.1)

Amortization expense for intangible assets was $11.8 million and $13.9 million during the first nine months of 2013 and 2012, respectively.  Estimated amortization expense for the remainder of 2013 is $3.8 million; $15.0 million for 2014 and 2015; $14.9 million for 2016; $14.8 million for 2017; and $14.6 million for 2018.  The Company does not have any accumulated impairment losses.

Note 9 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2012 Annual Report on Form 10-K are expected to continue unchanged throughout 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Service cost - benefits earned during the period	$3.5	$3.7	$10.6	$11.0
Interest cost on projected benefit obligation	8.1	8.4	24.3	25.4
Expected return on plan assets	(12.0)	(10.9)	(36.0)	(32.7)
Settlement loss	—	—	—	3.1
Curtailment loss	0.4	—	0.4	—
Amortization:
Unrecognized transition obligation	0.1	0.1	0.2	0.2
Prior service cost	0.2	0.3	0.8	1.1
Actuarial net loss	6.5	7.1	19.5	21.2
Net periodic benefit cost	$6.8	$8.7	$19.8	$29.3

Curtailment loss relates to September 2013 plan amendments that significantly reduced our benefit liability (See Note 10). Costs for defined contribution pension plans were $4.9 million and $14.2 million for the three and nine months ended September 30, 2013, respectively. Costs for defined contribution pension plans were $5.3 million and $16.1 million for the three and nine months ended September 30, 2012, respectively.  Benefit costs for other postretirement plans were not significant during the periods presented.

Note 10 — Accumulated Other Comprehensive Loss

On January 1, 2013, the Company adopted changes required by the Financial Accounting Standards Board ("FASB") to the reporting of amounts reclassified out of accumulated other comprehensive loss. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive loss on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. Other than the additional disclosure requirements (see below), the adoption of these changes had no impact on the Condensed Consolidated Financial Statements. The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustment	Accumulated Other Comprehensive Loss
December 31, 2012	$80.5	$(193.4)	$(112.9)
Other comprehensive (loss) income before reclassifications	(58.9)	52.2	(6.7)
Amounts reclassified from accumulated other comprehensive loss	—	12.8	12.8
Net current period other comprehensive (loss) income	(58.9)	65.0	6.1
September 30, 2013	$21.6	$(128.4)	$(106.8)

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $79.9 million and $120.9 million as of September 30, 2013, and December 31, 2012, respectively. In September 2013 the Company approved amendments related to multiple qualified defined benefit pension plans effective December 31, 2013. The amendments will freeze all further benefit accruals for all persons entitled to benefits under the plans as of December 31, 2013. As a result, final average pay formulas will not reflect future compensation increases or additional service after December 31, 2013. Other comprehensive income before reclassifications reflects the effect of these plan amendments. Reclassifications of $7.2 million ($4.4 million, net of tax) and $20.9 million ($12.8 million, net of tax) for the three and nine months ended September 30, 2013, related to the amortization of accumulated pension losses into net periodic benefit cost. Refer to Note 9 — Components of Net Periodic Benefit Cost for additional detail.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Numerator
Net income attributable to Bemis Company, Inc.	$54.0	$47.4	$156.4	$133.7
Income allocated to participating securities	(0.1)	(0.4)	(0.2)	(1.5)
Net income available to common shareholders (1)	$53.9	$47.0	$156.2	$132.2

Denominator
Weighted average common shares outstanding — basic	102.9	103.3	103.0	103.2
Dilutive shares	0.9	0.6	1.0	0.7
Weighted average common and common equivalent shares outstanding — diluted	103.8	103.9	104.0	103.9

Per common share income
Basic	$0.52	$0.46	$1.52	$1.28
Diluted	$0.52	$0.45	$1.50	$1.27

(1) Basic weighted average common shares outstanding	102.9	103.3	103.0	103.2
Basic weighted average common shares outstanding and participating securities	103.0	104.2	103.1	104.3
Percentage allocated to common shareholders	99.9%	99.1%	99.9%	98.9%

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 0.1 million shares for the three months ending September 30, 2013. There were no anti-dilutive stock awards outstanding for the other periods presented.

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

The City of São Paulo disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $49.2 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the September 30, 2013 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A decision by the Lower Tax Court in the city of São Paulo canceled all of the assessments for the years 1991-1995.  The City of São Paulo, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City of São Paulo.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also assessed Dixie Toga and Itap Bemis Ltda., a Dixie Toga subsidiary ("Itap Bemis"), the city services tax for the years 1996-2001.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $7.4 million for Itap Bemis and $23.9 million for Dixie Toga, translated to U.S. dollars at the September 30, 2013 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $49.6 million for Itap Bemis and $144.5 million for Dixie Toga for interest, monetary adjustments and costs.

The City has also assessed the city services tax for the subsequent years 2004-2009.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments for tax, penalties, and interest are estimated to be approximately $48.5 million, translated to U.S. dollars at the September 30, 2013 exchange rate.

The Company strongly disagrees with the City’s position and intends to vigorously challenge any assessments by the City of São Paulo. The Company is unable at this time to predict the ultimate outcome of the controversy and as such has not recorded any liability related to this matter. An adverse resolution could be material to the Company's consolidated results of operations and/or cash flows of the period in which the matter is resolved.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $17 million, translated to U.S. dollars at the September 30, 2013 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, would be substantial.

The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes it is more likely than not the tax benefit will be sustained in its entirety and consequently has not recorded a liability. The Company intends to litigate the matter if it is not resolved at the administrative appeals levels. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.  At this time, the Company believes that final resolution of the assessment will not have a material impact on the Company's consolidated financial statements.

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

Multi-employer Defined Benefit Pension Plans

The Company participates in three multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not directly manage these multi-employer pension plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by employers contributing to the plans.  Based on the information provided by the plan administrators, the Company is aware that these plans are underfunded.  In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the Company expects its contributions to these plans to increase in the future.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, the Company’s voluntary partial or full withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer pension plan would require the Company to make payments to the plan for the Company’s proportionate share of the multi-employer pension plan’s unfunded vested liabilities. In addition, if a multi-employer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of five percent on the amount of the accumulated funding deficiency for those employers contributing to the fund.

The Company recorded charges related to the planned withdrawal from the GCIU — Employee Retirement Fund as part of the Company’s 2011 and 2012 facility consolidation programs. The expense recorded represents the Company’s best estimate of the expected settlement of these planned withdrawal liabilities.  The Company could be held liable for potential withdrawal liabilities to the fund in the event that a mass withdrawal, as defined by statute, occurs within three years from the Company’s withdrawal. The additional liability could be material to the Company’s consolidated financial statements.

Note 13 — Segments of Business

The Company's business activities are organized around and aggregated into three principal business segments based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Minor intersegment sales are generally priced to reflect nominal markups. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, other non-operating income expense, and income taxes.

A summary of the Company’s business activities reported by its three business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Segments (in millions)	2013	2012	2013	2012
Sales including intersegment sales:
U.S. Packaging	$756.9	$780.7	$2,298.7	$2,345.3
Global Packaging	378.0	382.8	1,134.6	1,167.4
Pressure Sensitive Materials	137.3	135.7	420.2	423.4

Intersegment sales:
U.S. Packaging	(6.2)	(5.8)	(21.1)	(16.7)
Global Packaging	(7.2)	(5.3)	(20.9)	(13.3)
Pressure Sensitive Materials	(0.3)	(0.3)	(0.9)	(0.8)
Total net sales	$1,258.5	$1,287.8	$3,810.6	$3,905.3

U.S. Packaging
Operating profit before facility consolidation and other costs	$97.6	$107.5	$294.5	$287.3
Facility consolidation and other costs	(15.8)	(11.5)	(46.4)	(31.4)
Operating profit	81.8	96.0	248.1	255.9

Global Packaging
Operating profit before facility consolidation and other costs	28.3	24.2	81.2	76.5
Facility consolidation and other costs	—	(9.9)	0.4	(17.9)
Operating profit	28.3	14.3	81.6	58.6

Pressure Sensitive Materials
Operating profit	7.9	7.7	21.6	28.3

Corporate
General corporate expenses	(22.4)	(28.1)	(73.3)	(81.6)

Operating income	95.6	89.9	278.0	261.2

Interest expense	(17.0)	(17.0)	(50.6)	(54.8)
Other non-operating income	3.3	1.3	6.4	2.2

Income before income taxes	$81.9	$74.2	$233.8	$208.6

Business Segments (in millions)	September 30, 2013	December 31, 2012
Total assets:
U.S. Packaging	$2,086.7	$2,100.7
Global Packaging	1,409.0	1,425.4
Pressure Sensitive Materials	316.7	325.5
Total identifiable assets (1)	3,812.4	3,851.6
Corporate assets (2)	383.0	334.1
Total	$4,195.4	$4,185.7

(1)    Total assets by business segment include only those assets that are specifically identified with each segment’s operations.
(2)  Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Three and nine month review of results	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2013		2012		2013		2012
Net sales	$1,258.5	100.0%	$1,287.8	100.0%	$3,810.6	100.0%	$3,905.3	100.0%
Cost of products sold	1,011.2	80.3	1,040.7	80.8	3,069.7	80.6	3,193.9	81.8
Gross profit	247.3	19.7	247.1	19.2	740.9	19.4	711.4	18.2

Operating expenses
Selling, general, and administrative expenses	127.1	10.1	128.4	10.0	389.8	10.2	381.6	9.8
Research and development	11.8	0.9	10.2	0.8	34.8	0.9	31.5	0.8
Facility consolidation and other costs	15.8	1.3	21.4	1.7	46.0	1.2	49.4	1.3
Other operating income	(3.0)	(0.2)	(2.8)	(0.2)	(7.7)	(0.2)	(12.3)	(0.3)
Operating income	95.6	7.6	89.9	7.0	278.0	7.3	261.2	6.7

Interest expense	17.0	1.4	17.0	1.3	50.6	1.3	54.8	1.4
Other non-operating income	(3.3)	(0.3)	(1.3)	(0.1)	(6.4)	(0.2)	(2.2)	(0.1)
Income before income taxes	81.9	6.5	74.2	5.8	233.8	6.1	208.6	5.3

Provision for income taxes	27.9	2.2	26.8	2.1	77.4	2.0	74.9	1.9

Net income	$54.0	4.3%	$47.4	3.7%	$156.4	4.1%	$133.7	3.4%

Effective income tax rate		34.1%		36.1%		33.1%		35.9%

Diluted earnings per share	$0.52		$0.45		$1.50		$1.27

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

Facility Consolidation

To improve efficiencies and reduce fixed costs, we initiated a facility consolidation program during the fourth quarter of 2011 and expanded the program in the second quarter of 2012. In total, nine production facilities were closed and most of the production from these facilities has been transferred to other facilities.  Total program costs were $153 million which includes $61 million in employee-related costs, $51 million in fixed asset accelerated depreciation and write-downs, and $41 million in other facility consolidation costs. The increase in total program costs, from $141 million, is primarily related to an increase in multi-employer pension plan withdrawal liabilities.

We recorded $15.8 million and $46.0 million of charges associated with the facility consolidation programs during the three and nine months ended September 30, 2013, respectively.  These costs have been recorded on the consolidated statement of income as facility consolidation and other costs.  We expect no remaining costs during the fourth quarter of 2013.  Cash payments for these programs in the nine months ended September 30, 2013 and 2012, totaled $32.7 million and $23.7 million, respectively.  Cash payments in the fourth quarter of 2013 are expected to be approximately $23 million.

Acquisitions and Divestiture

Acquisition of Specialty Film Manufacturer in Foshan, China

On July 1, 2013, Bemis acquired Foshan New Changsheng Plastics Films Co., LTD ("NCS"), a specialty film manufacturer located in Foshan, China. NCS is a supplier to the Company's food packaging plant in Dongguan, China and other specialty film product customers. The acquisition of this film platform is expected to provide cost and logistics benefits to support the Company's broader Asia-Pacific growth strategy. The cash purchase price was $72.6 million.

Divestiture of Clysar Plant in Clinton, Iowa

On May 29, 2013, we completed the sale of our Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors into the display market. Net proceeds of the transaction totaled $30.4 million, subject to customary post-closing adjustments. A $5.5 million pre-tax gain on the sale was recorded as part of other non-operating income during the nine months ended September 30, 2013.

Acquisition of Australia and New Zealand Distributors

On August 22, 2012, we acquired flexible packaging businesses in Australia and New Zealand. The acquisition of these businesses supports our strategy to enhance our presence in the Asia Pacific region. The combined purchase price was approximately $18.4 million.

Results of Operations — Third Quarter 2013

Consolidated Overview

(in millions, except per share amounts)	2013	2012
Net sales	$1,258.5	$1,287.8
Net income	54.0	47.4
Diluted earnings per share	0.52	0.45

Net sales for the third quarter of 2013 decreased 2.3 percent compared to the same period of 2012. The impact of currency translation reduced net sales by 1.5 percent. The net impact of acquisitions and divestitures was insignificant. The remaining decrease in net sales primarily reflects the impact of production that was discontinued as part of the facility consolidation program.

Diluted earnings per share for the third quarter of 2013 were $0.52 compared to $0.45 reported in the same quarter of 2012.  Results for the third quarter of 2013 included $0.10 of charges associated with facility consolidation and other costs and a $0.02 gain on the sale of land and building. Results for the third quarter of 2012 included a $0.14 charge associated with facility consolidation and other costs and a $0.01 charge associated with acquisition-related earnout payments.

U.S. Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$750.7	$774.9
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	81.8	96.0
Operating profit as a percentage of net sales	10.9%	12.4%

For the third quarter of 2013, U.S. Packaging net sales of $750.7 million represented a decrease of 3.1 percent compared to the same period of 2012, primarily reflecting the impact of the sale of the Clysar plant during the second quarter of 2013. Since early 2012, our facility consolidation program has resulted in the closure of six U.S. Packaging segment manufacturing facilities. Most of the production at these facilities was relocated to the remaining manufacturing locations, while other low margin production was discontinued. Excluding the impact of production that was discontinued as part of the facility consolidation program, as well as the sale of the Clysar facility, net sales increased modestly during the third quarter reflecting an increase in price and mix, substantially offset by lower unit sales volume compared to the third quarter of 2012.

Operating profit for the third quarter of 2013 was $81.8 million, or 10.9 percent of net sales, compared to $96.0 million, or 12.4 percent of net sales in 2012. Operating profit in 2013 and 2012 was negatively impacted by $15.8 million and $11.5 million of facility consolidation and other costs, respectively. Operating profit during the third quarter of 2013 was negatively impacted by lower unit sales volume, partially offset by the benefit of a higher proportion of sales of value-added products. Facility consolidation related cost savings were substantially offset by increased costs associated with the transition of production equipment from plants closed as part of the facility consolidation program to existing facilities. These transition activities are expected to be completed during the fourth quarter of 2013.

Global Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$370.8	$377.5
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	28.3	14.3
Operating profit as a percentage of net sales	7.6%	3.8%

For the third quarter of 2013, Global Packaging net sales of $370.8 million represented a decrease of 1.8 percent compared to the third quarter of 2012. The impact of currency translation reduced net sales by 5.7 percent compared to the previous year, primarily reflecting the weaker Brazilian currency. The acquisition of NCS during the third quarter of 2013 increased net sales by 4.8 percent. In addition, production that was discontinued in conjunction with the facility consolidation reduced net sales by 3.0 percent. Excluding the impact of currency, acquisitions, and the facility consolidation program, net sales increased modestly driven by improved price and mix.

Operating profit for the third quarter of 2013 was $28.3 million, or 7.6 percent of net sales, compared to $14.3 million, or 3.8 percent, of net sales in 2012. The net effect of currency translation decreased operating profit during the third quarter of 2013 by $2.2 million. Operating profit for the third quarter of 2012 was negatively impacted by $9.9 million of facility consolidation costs and $1.1 million of acquisition-related earnout and transaction payments. Increased operating profit reflects the favorable impact of improved price/mix and the benefits from facility consolidation related cost savings during the quarter compared to the prior year.

Pressure Sensitive Materials Business Segment

(in millions)	2013	2012
Net sales	$137.0	$135.4
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	7.9	7.7
Operating profit as a percentage of net sales	5.8%	5.7%

Pressure Sensitive Materials net sales totaled $137.0 million for the third quarter, a 1.2 percent increase from the same period in 2012. Currency translation increased net sales by 1.7 percent during the period. Excluding the impact of currency, lower net sales reflected higher unit sales of technical products which were more than offset by lower unit sales of value-added graphic products.

Third quarter operating profit was $7.9 million, or 5.8 percent of net sales, compared to $7.7 million, or 5.7 percent of net sales, for the third quarter of 2012. Currency translation did not significantly impact operating profit for the third quarter.

Consolidated Gross Profit

(in millions)	2013	2012
Gross profit	$247.3	$247.1
Gross profit as a percentage of net sales	19.7%	19.2%

Consolidated gross profit as a percent of net sales increased in the third quarter of 2013, reflecting improvement in procurement processes and improved sales mix compared to the third quarter of 2012.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2013	2012
Selling, general and administrative expenses (SG&A)	$127.1	$128.4
SG&A as a percentage of net sales	10.1%	10.0%

Consolidated selling, general and administrative expenses were consistent with last quarter, and the Company expects these costs to be relatively stable through the fourth quarter.

Consolidated Other Operating Income

(in millions)	2013	2012
Other operating income	$(3.0)	$(2.8)

Costs associated with acquisitions during the third quarter of 2013 were $0.9 million less than the third quarter of 2012. For the third quarter of 2013, other operating income included $2.3 million of fiscal government incentive income, compared to $3.6 million for the third quarter of 2012. Fiscal government incentives are associated with net sales and manufacturing activities in certain Brazilian operations and are included in global packaging segment operating profit. The decrease in fiscal incentive income primarily reflects reductions of available fiscal incentives.

Consolidated Interest Expense

(in millions)	2013	2012
Interest expense	$17.0	$17.0
Effective interest rate	4.7%	4.4%

Our effective interest rate increased in the third quarter of 2013 compared to the same quarter of 2012 as a lower proportion of our debt were variable rate borrowings that have lower rates.

Other Non-operating Income

(in millions)	2013	2012
Other non-operating income	(3.3)	(1.3)

A $2.2 million pre-tax gain on the sale of land and building during the third quarter of 2013 related to final settlement associated with a property that was not part of our facility consolidation program.

Consolidated Income Taxes

(in millions)	2013	2012
Income taxes	$27.9	$26.8
Effective tax rate	34.1%	36.1%

We expect the effective tax rate for the remainder of 2013 to be approximately 35 percent. The lower 2013 effective income tax rate reflects the favorable closure of income tax examinations.

Results of Operations — Nine Months Ended September 30, 2013

Consolidated Overview

(in millions, except per share amounts)	2013	2012
Net sales	$3,810.6	$3,905.3
Net income	156.4	133.7
Diluted earnings per share	1.50	1.27

Net sales for the nine months ended September 30, 2013 decreased 2.4 percent from the same period of 2012. The impact of currency translation reduced net sales by 1.3 percent. The net impact of acquisitions and divestitures was insignificant.  The remaining decrease in net sales primarily reflects the impact of production that was discontinued as part of the facility consolidation program.

Diluted earnings per share for the nine months ended September 30, 2013 were $1.50 compared to $1.27 reported in the same period of 2012.  Results for 2013 included $0.29 of charges associated with facility consolidation and other costs, a $0.03 gain on the divestiture of our Clysar plant, and a $0.02 gain on the sale of land and building. Results for 2012 included a $0.32 charge associated with facility consolidation and other costs and $0.04 of charges associated with acquisition-related earnout and transaction payments.

U.S. Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$2,277.6	$2,328.6
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	248.1	255.9
Operating profit as a percentage of net sales	10.9%	11.0%

U.S. Packaging net sales decreased 2.2 percent in the nine months ended September 30, 2013 compared to the same period of 2012.  The decrease is primarily related to the impact of ceasing production of certain products as part of our facility consolidation program and the sale of the Clysar facility.

Operating profit for the nine months ended September 30, 2013 was $248.1 million, or 10.9 percent of net sales, compared to $255.9 million, or 11.0 percent of net sales, in 2012. Operating profit in 2013 and 2012 was negatively impacted by $46.4 million and $31.4 million of facility consolidation and other costs, respectively. Operating profit levels in 2013 benefited from the cost savings associated with facility consolidation activities and the benefit of higher proportion of sales of value-added products.

Global Packaging Business Segment

(dollars in millions)	2013	2012
Net sales	$1,113.7	$1,154.1
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	81.6	58.6
Operating profit as a percentage of net sales	7.3%	5.1%

Global Packaging net sales decreased 3.5 percent in the nine months ended September 30, 2013 compared to the same period of 2012.  Acquisitions increased net sales by approximately 2.0 percent, which was more than offset by a 4.8 percent decrease in net sales related to currency translation. The remaining decrease relates to the impact of production that was discontinued at three low margin facilities closed during 2012 as part of the facility consolidation program, partially offset by price increases.

Operating profit for the nine months ended September 30, 2013 was $81.6 million, or 7.3 percent of net sales, compared to $58.6 million, or 5.1 percent, of net sales in 2012. The net effect of currency translation decreased operating profit during 2013 by $5.4 million. Operating profit for 2012 was negatively impacted by $17.9 million of facility consolidation costs and $4.6 million of acquisition-related earnout payments.

Pressure Sensitive Materials Business Segment

(in millions)	2013	2012
Net sales	$419.3	$422.6
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	21.6	28.3
Operating profit as a percentage of net sales	5.2%	6.7%

Pressure Sensitive Materials net sales decreased 0.8 percent in the nine months ended September 30, 2013 compared to the same period of 2012.  The impact of currency translation increased net sales by 1.0 percent. Higher unit sales of low margin label products in the North American operations offset lower sales for value-added graphic products from the European operations. Lower operating profit margins primarily reflect a less favorable sales mix.

Consolidated Gross Profit

(in millions)	2013	2012
Gross profit	$740.9	$711.4
Gross profit as a percentage of net sales	19.4%	18.2%

Consolidated gross profit as a percent of net sales increased in the nine months ended September 30, 2013, reflecting the benefits of cost reductions associated with facility consolidation and other costs activities, increases in price/mix and improvements in raw material cost management.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2013	2012
Selling, general and administrative expenses (SG&A)	$389.8	$381.6
SG&A as a percentage of net sales	10.2%	9.8%
Consolidated selling, general and administrative expenses reflect inflationary increases. SG&A as a percentage of net sales increased due to these inflationary increases and decreases in net sales.

Consolidated Other Operating Income

(in millions)	2013	2012
Other operating income	$(7.7)	$(12.3)
For the nine months ended September 30, 2013, other operating income and expense included $8.5 million of fiscal government incentive income, compared to $13.2 million for the nine months ended September 30, 2012. Fiscal government incentives are associated with net sales and manufacturing activities in certain Brazilian operations and are included in global packaging segment operating profit. The decrease in fiscal incentive income primarily reflects reductions of available fiscal incentives.

Consolidated Interest Expense

(in millions)	2013	2012
Interest expense	$50.6	$54.8
Effective interest rate	4.7%	4.8%

Fixed-rate public notes totaling $300 million matured on April 1, 2012 and were refinanced with variable-rate borrowings.

Other Non-operating Income

(in millions)	2013	2012
Other non-operating income	$(6.4)	$(2.2)

A $2.2 million pre-tax gain on the sale of land and building was recorded as part of other non-operating income during the third quarter of 2013. A $5.9 million pre-tax gain on the sale of our Clysar plant was recorded as part of other non-operating income during the second quarter of 2013. We recognized $4.5 million of expense in the first quarter of 2013 for the write-off of indemnification receivables as an offsetting tax liability was reversed in the first quarter (see below).

Consolidated Income Taxes

(in millions)	2013	2012
Income taxes	$77.4	$74.9
Effective tax rate	33.1%	35.9%

During the first quarter, a $4.5 million tax benefit was recognized for the reversal of non-U.S. tax liabilities that were assumed in a past acquisition. We also recognized an equal amount of non-operating expense for the write-off of related receivables (see above). These equal and offsetting items had no impact on operating profit, net income or earnings per share. We expect the effective income tax rate for the fourth quarter of 2013 to be approximately 35 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 42.7 percent and 44.4 percent at September 30, 2013 and December 31, 2012, respectively.  Total debt as of both September 30, 2013 and December 31, 2012 was $1.4 billion.

Cash Flow

Net cash provided by operating activities was $262.4 million for the first nine months of 2013, compared to $290.2 million for the first nine months of 2012. In 2013, cash flow from operations was reduced by $32.7 million of cash paid related to the facility consolidation program and a voluntary contribution to our U.S. defined benefit pension plans totaling $35.0 million. In 2012, cash flow from operations was reduced by $23.7 million of cash paid related to the facility consolidation and a voluntary contribution to our U.S. defined benefit pension plans totaling $23.5 million. Higher working capital levels reflect the impact of price increases on accounts receivable as well as the remaining safety stock in inventory associated with the transition of production between plants during the facility consolidation.

Net cash used in investing activities was $105.5 million for the first nine months of 2013, compared to $107.5 million for the same period of 2012. Cash used for acquisitions increased due to the 2013 acquisition of NCS. Proceeds from sale of property and equipment increased primarily due to sales associated with our facility consolidation program. We received $30.4 million of proceeds related to the divestiture of our Clysar location in 2013.

Net cash used in financing activities was $114.6 million for the nine months ended September 30, 2013, compared to $169.1 million for the same period of 2012. Net cash provided used in financing activities for the current year included the purchase of 1.0 million shares of our common stock for $35.6 million. Net cash used in financing activities for 2012 included $313.6 million repayment of long-term debt, partially offset by borrowing of commercial paper of $222.5 million.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of September 30, 2013, our commercial paper debt outstanding was $223.2 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of September 30, 2013, there was $223.2 million of debt outstanding supported by this credit facility, leaving $876.8 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

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

New Accounting Pronouncements

There has been no new accounting guidance issued or effective during the first nine months of 2013 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine month period ended September 30, 2013.  For additional information, refer to Note 5 and Note 6 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We believe that at September 30, 2013 there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its equity securities in the three months ended September 30, 2013.  As of September 30, 2013, under authority granted by the Board of Directors, the Company had authorization to repurchase 3,543,800 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	November 1, 2013	/s/ Scott B. Ullem
Scott B. Ullem, Vice President and Chief Financial Officer

Date	November 1, 2013	/s/ Jerry S. Krempa
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
10(a)
Third Amended and Restated Long-Term Credit Agreement dated as of August 12, 2013 among Bemis Company, Inc., various subsidiaries thereof, the Lenders Party, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., BNP Paribas and U.S. Bank National Association. (4)
Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101	Interactive data files.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(2)	Incorporated by reference to the Registrant’s Form 8-K dated November 26, 2012 (File No. 1-5277).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 12, 2013 (File No. 1-5277).