Form 10-K
period 2013-12-31
BEMIS CO INC
filed 2014-02-21
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 28, 2013, based on a closing price of $39.14 per share as reported on the New York Stock Exchange, was $4,028,317,411.

As of February 14, 2014, the Registrant had 101,702,044 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement - Annual Meeting of Shareholders May 1, 2014 - Part III

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions, including continued uncertainties in Europe; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw materials: costs, availability and terms (particularly for polymer resins and adhesives); price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to transition of production; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A “Risk Factors” of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I

ITEM 1 — BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a global manufacturer of packaging products and pressure sensitive materials.  The Company's business activities are organized around its three reportable business segments, U.S. Packaging (59 percent of 2013 net sales), Global Packaging (30 percent) and Pressure Sensitive Materials (11 percent).

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

As of December 31, 2013, the Company had approximately 19,100 employees, about 13,000 of whom were classified as production employees. Many of the United States production employees are covered by collective bargaining contracts involving five international unions, one independent union, and 21 individual contracts with terms ranging from one to six years.  During 2013, eight contracts covering approximately 600 employees at eight different locations in the United States were successfully negotiated.  One additional contract covering 71 employees that expired on December 31, 2013 continues to be negotiated. Three domestic labor agreements covering approximately 275 employees are scheduled to expire in 2014.  Many of the production employees and some of the salaried workforce who are located outside the United States are covered by collective bargaining contracts involving 23 different unions with terms ranging from one to six years.

Working capital fluctuates throughout the year in relation to the level of customer volume and other marketplace conditions.  The Company maintains inventory levels that provide a reasonable balance between obtaining raw materials at favorable prices and maintaining adequate inventory levels to enable the Company to fulfill its commitment to promptly fill customer orders.  Manufacturing backlogs are not a significant factor in the industries in which the Company operates.  The business of each of the reportable segments is not seasonal to any significant extent.

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

The Company’s business activities are organized around its three reportable business segments, U.S. Packaging, Global Packaging, and Pressure Sensitive Materials.  Both internal and external reporting conform to this organizational structure.  A summary of the Company’s business activities reported by its three reportable business segments follows.

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

Global Packaging Segment
The Global Packaging segment includes all packaging-related manufacturing operations located outside of the United States as well as global medical device and pharmaceutical packaging manufacturing operations. This segment manufactures multilayer polymer, blown and cast film structures to produce packaging sold for a variety of food, medical, pharmaceutical, personal care, electronics, and industrial applications. Additional products include injection molded plastic and folding carton packaging. Markets for these products include processed and fresh meat, liquids, snacks, cheese, coffee, condiments, candy, bakery, tissue, fresh produce, personal care and hygiene, disposable diapers, agribusiness, pharmaceutical, and medical devices.

Pressure Sensitive Materials Segment
The Pressure Sensitive Materials segment is a global manufacturer of pressure sensitive adhesive coated paper and film substrates sold into label, graphic, and technical product markets. Products for label markets include narrow-web rolls of pressure sensitive paper, film, and metalized film printing stocks used in high-speed printing and die-cutting. Products for graphic markets include pressure sensitive films used for decorative signage through computer-aided plotters, digital and screen printers, and photographic overlaminate and mounting materials including optically clear films with built-in UV inhibitors. Products for technical markets which utilize pressure sensitive adhesive coated foam and tape based stocks to perform fastening and mounting functions.

Marketing, Distribution, and Competition
While the Company’s sales are made through a variety of distribution methods, more than 90 percent of sales are made by the Company’s direct sales force.  Sales offices and plants are located throughout North America, Latin America, Europe, and Asia-Pacific to provide prompt and economical service to more than 30,000 customers.  The Company’s technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

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

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Major competitors in the U.S. and Global Packaging segments include Amcor Limited, Berry Plastics Corporation, Bryce Corporation, Coveris High Performance Packaging, Hood Packaging Corporation, Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Wihuri OY, and Winpak ltd.  In the Pressure Sensitive Materials segment, major competitors include 3M, Acucote, Inc., Avery Dennison Corporation, FLEXcon Corporation, Green Bay Packaging Inc., Ricoh Company, Ltd., Ritrama Inc., Spinnaker Industries, Inc., Technicote Inc., UPM-Kymmene Corporation, and Wausau Coated Products Inc.

The Company considers itself to be a significant participant in the markets in which it serves; however, due to the diversity of the U.S. Packaging, Global Packaging, and Pressure Sensitive Materials segments, the Company’s precise competitive position in these markets is not reasonably determinable.  Advertising is limited primarily to business and trade publications emphasizing the Company’s product features and related technical capabilities.

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

Research and Development Expense
Research and development expenditures were as follows:

(in millions)	2013	2012	2011
U.S. Packaging	$23.2	$19.2	$18.3
Global Packaging	15.1	15.1	14.6
Pressure Sensitive Materials	5.5	5.9	4.8
Corporate	2.2	1.4	1.0
Total	$46.0	$41.6	$38.7

Environmental Control
Compliance with federal, state, and local laws, rules, and regulations which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect on the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

Available Information
The Company is a large accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 100 F St., N.E., Washington, DC 20549 (call 1-202-551-8090 or 1-800-732-0330 for hours of operation). Electronically filed and furnished reports can also be accessed through the Company’s own website (http://www.bemis.com), under Investor Relations/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54957-0669, or calling (920) 727-4100.  In addition, the Company’s Board Committee charters, Principles of Corporate Governance, and the Company’s Code of Conduct can be electronically accessed at the Company’s website under Company Overview or, free of charge, by writing directly to the Company, Attention:  Corporate Secretary.  The Company will post any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions on the Investor Relations section of its website (www.bemis.com) promptly following the date of such amendment or waiver.

Explanation of Terms Describing the Company’s Products

Aseptic packaging — Packaging used in a flash-heating process in which a food product and its packaging are sterilized separately and then combined and sealed under sterile conditions. This process retains more nutrients and uses less energy than conventional sterilization techniques and extends the shelf life of processed food without using preservatives.
Barrier products — Products that provide protection and extend the shelf life of the package contents.  These products provide protection from oxygen, moisture, light, odor, or other environmental factors by combining different types of plastics and additives into a multilayered plastic package.
Cast film — A plastic film that is extruded through a straight slot die as a flat sheet during its manufacturing process.
Coextruded film — A blown or cast film extruded with multiple layers extruded simultaneously.
CSD labels — Carbonated soft drink labels.
Extruded film — A plastic film manufactured by forcing heated resin through a shaped die. This forms a tube of thin plastic film which is then expanded by an internal column of air to produce a continuous ribbon of film.
EZ Open packaging — Package technologies such as peelable closures or laser scoring used to allow the consumer easy access to a packaged product. EZ Open packaging may be combined with reclose features such as plastic zippers or pressure sensitive materials to allow for convenient storage of the packaged material once opened.
Film laminate — A multilayer plastic film made by laminating two or more films together with the use of adhesive or a molten plastic to achieve a barrier for the packaged contents.
Flexible pouches — A packaging option that delivers a semi-finished package, instead of rollstock, to a customer for filling product and sealing/closing the package for distribution.
Flexographic printing — The most common flexible packaging printing process using a raised rubber or alternative material image mounted on a printing cylinder.
Forming films — A flexible plastic film that is designed to take the shape determined by a cavity when subjected to heat and vacuum.
Graphic products — Pressure sensitive materials used for decorative signage, promotional items and displays, and advertisements.
Injection molded plastic — Plastic that is created through a manufacturing process where heated plastic is injected into a die or mold.
Label products — Pressure sensitive materials made and sold in roll form for product labeling.
Labelstock — Pressure sensitive materials designed for the label markets.
Multipack — A film manufactured by a modified extrusion process that is used for wrapping and holding multipacks of products such as canned goods and bottles of liquids, replacing corrugate and fiberboard.
Multiwall paper bag — A package made from two or more layers, at least one of which is paper, which have not been laminated.
Narrow-web rolls — Films that are produced one-across at widths typically less than one meter and can be produced in either tube or roll form depending on the application.
Pressure sensitive material — A material coated with adhesive that will stick to another material on contact.
Retort packaging — A multilayer flexible or rigid package able to withstand the thermal processing used for sterilization, similar to the process used for pressure cooking. The food is prepared and sealed in a package and then heated to approximately 250 degrees Fahrenheit under high pressure. This process extends the food product’s shelf life under normal room temperature conditions.
Rigid packaging — A form of packaging in which the shape of the package is retained as its contents are removed. Bottles, trays and clamshell packaging are examples of rigid packaging options.
Rollstock — The principal form in which flexible packaging material is delivered to a customer.  Finished film wound on a core is converted in a process at the end user’s plant that forms, fills, and seals the package of product for delivery to customers.
Rotogravure printing — A high quality printing process utilizing a metal engraved cylinder.
Shrink bags/films — A packaging film consisting of polyethylene and/or polypropylene resins extruded through a tubular process.  The film is cooled, reheated, and stretched at a temperature near its melting point. The film can be irradiated with an electron beam in a second process to cross link the molecules for added heat resistance and strength.  The film is made to shrink around a product to be packaged by an application of a thermal treatment.  Alternately, a layer of an oxygen barrier material can be included to manufacture a barrier shrink film product.
Specialty film — Plastic films that are produced for non-food applications and are typically used as either secondary packaging or incorporated into a film structure to impart specific physical and /or performance characteristics.
Technical products — Engineered pressure sensitive materials used primarily for fastening and mounting functions used in automobiles, appliances, electronic devices, and other similar applications.
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

Key customers — The loss of key customers or a significant reduction in sales to those customers could significantly reduce our revenues.
Our customer base includes key (generally large) customers that are crucial to our success. If key customers experience financial pressure, they could attempt to demand more favorable contractual terms, which would place additional pressure on our margins and cash flows. In addition, our success depends on our ability to respond timely to changes in customer product needs and market acceptance of our products. We must produce products that meet the quality, performance, and price expectations of our customers. Changes in customers’ preferences for our products can also affect the demand for our products. Lower demand for our products could adversely impact our business, financial condition and results of operations.

Acquisitions and divestitures — We may not be able to successfully integrate businesses that we acquire or limit ongoing costs associated with the operations we divest.
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
We also make strategic divestitures from time to time, including the 2013 divestiture of the Clysar thin gauge shrink film plant. In the case of divestitures, we may agree to indemnify acquiring parties for certain liabilities arising from our former businesses. These divestitures may also result in continued financial involvement in the divested businesses, including through guarantees, service level agreements, or other financial arrangements, following the transaction. Lower performance by those divested businesses could affect our future financial results if there is contingent consideration associated.

Information technology — A failure in our information technology systems could negatively affect our business.
We depend on information technology to record and process customers' orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records.  We are in the process of implementing a global Enterprise Resource Planning ("ERP") system that will redesign and deploy new processes and a common information system across our plants over a period of several years.  There can be no certainty that this system will deliver the expected benefits.  The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers.  In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue.  Finally, failure or abandonment of any part of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.

Our information systems could also be penetrated by outside parties or misused by employees or other insiders intent on extracting information, corrupting information, or disrupting business processes.  Such unauthorized access could disrupt our business and could result in the loss of assets, which could result in the loss of customer confidence and business, and cause us to incur time and expense in remediation efforts.

Litigation — Litigation or regulatory developments could adversely affect our business operations and financial performance.
We are, and in the future will become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. As we expand our global footprint, we become exposed to more uncertainty regarding the regulatory environment. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. See “Legal Proceedings" included in Item 3 of this Annual Report on Form 10-K.
Multiemployer pension plans — The withdrawal liabilities related to our multiemployer pension plans may be significant.
We participate in two “multiemployer” pension plans administered by labor unions representing some of our employees.  We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants.  Our required contributions to these plans could continue to increase as a result of the insolvency or withdrawal of other companies that previously contributed to these plans, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies.  In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of income and as a liability on our consolidated balance sheet.  Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits.  In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability.  Both multiemployer plans in which we participate are reported to have significant underfunded liabilities.  Such underfunding could increase the size of our potential withdrawal liability. See “Legal Proceedings" included in Item 3 of this Annual Report on Form 10-K.

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
In September 2013 the Company approved amendments related to certain defined benefit pension plans effective December 31, 2013. The amendments froze all further benefit accruals for all persons entitled to benefits under these plans as of December 31, 2013. As a result, final average pay formulas will not reflect future compensation increases or additional service after December 31, 2013. While the amendments reduced some risk related to future service costs, there is still risk associated with ongoing liability re-measurement and plan asset valuations. Current accounting standards issued by the Financial Accounting Standards Board ("FASB") require balance sheet recognition of the funded status of our defined benefit pension and postretirement benefit plans.  If the fair value of our pension plans’ assets at a future reporting date decreases or if the discount rate used to calculate the projected benefit obligation ("PBO") as of that date decreases, we will be required to record the incremental change in the excess of PBO over the fair value of the assets as a reduction of stockholders’ equity.  The resulting non-cash after-tax charge would represent future expense and would be recorded directly as a decrease in the Accumulated Other Comprehensive Income component of stockholders’ equity.  While we cannot estimate the future funded status of our pension liability with any certainty at this time, we believe that if the market value of assets or the discount rate used to calculate our pension liability materially decreases, the adjustment could significantly reduce our stockholders’ equity.  A significant reduction in stockholders’ equity may impact our compliance with debt covenants or could cause a downgrade in our credit ratings that could also adversely impact our future cost and speed of borrowing and have an adverse effect on our financial condition, results of operations and liquidity.  We have identified pension assumptions as a critical accounting estimate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Pension costs” and “—Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

Foreign operations — Conditions in foreign countries and changes in foreign currency exchange rates may significantly reduce our reported results of operations.
We have operations globally.  In 2013, approximately 32 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

Credit rating — A downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations.
In addition to using cash provided by operations, we regularly issue commercial paper to meet our short-term liquidity needs.  Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest.  A downgrade in our credit rating could increase the cost of borrowing by increasing the spread over prevailing market rates that we pay for our commercial paper or the fees associated with our bank credit facility.  If for any reason the commercial paper market was not available, we would borrow against our existing credit agreements.  If these were no longer available to us, we would be required to seek alternative sources of financing.  We would expect to meet our financial liquidity needs by accessing the bank market, which would further increase our borrowing costs.

 Interest rates — An increase in interest rates could reduce our reported results of operations.
At December 31, 2013, our variable rate borrowings approximated $641.1 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap).  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by approximately $6.4 million on the $641.1 million of variable rate debt outstanding as of December 31, 2013.

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

Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, we cannot assure that a violation will not occur, whether knowingly or inadvertently. Any such shipment could have negative consequences including government investigations, penalties, fines, civil and criminal sanctions, and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell our products to existing or potential customers with international operations. Any limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of operations.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Properties utilized by the Company at December 31, 2013, were as follows:

U.S. Packaging Segment
This segment has 32 manufacturing plants located in 16 states, of which 30 are owned directly by the Company or its subsidiaries and two are leased from outside parties.  Initial building lease terms generally provide for minimum terms of 15 to 21 years and have one or more renewal options.  The terms of building leases in effect at December 31, 2013, expire between 2018 and 2026.

Global Packaging Segment
This segment has 33 manufacturing plants located in three U.S. states, the Commonwealth of Puerto Rico, and ten non-U.S. countries, of which 26 are owned directly by the Company or its subsidiaries and seven are leased from outside parties.  Initial building lease terms generally provide for minimum terms of five to twelve years and have one or more renewal options.  The terms of building leases in effect at December 31, 2013, expire between 2014 and 2018.

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

The City disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $46.8 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2013 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A decision by the Lower Tax Court in the city of São Paulo canceled all of the assessments for the years 1991-1995.  The City, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also assessed Dixie Toga and Itap Bemis Ltda., a Dixie Toga subsidiary ("Itap Bemis"), the city services tax for the years 1996-2001.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $7.0 million for Itap Bemis and $22.7 million for Dixie Toga, translated to U.S. dollars at the December 31, 2013 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $48.5 million for Itap Bemis and $141.2 million for Dixie Toga for interest, monetary adjustments and costs.

The City has also assessed the city services tax for the subsequent years 2004-2009 for both entities.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments for tax, penalties, and interest are estimated to be approximately $47.5 million, translated to U.S. dollars at the December 31, 2013 exchange rate.

The Company strongly disagrees with the City’s position and intends to vigorously challenge any assessments by the City.  The Company is unable at this time to predict the ultimate outcome of the controversy and as such has not recorded any liability related to this matter.  An adverse resolution could be material to the Company's consolidated results of operations and/or cash flows of the period in which the matter is resolved.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $16.3 million, translated to U.S. dollars at the December 31, 2013 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Multiemployer Defined Benefit Pension Plans
As of December 31, 2013, the Company participates in two multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not directly manage these multi-employer pension plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by employers contributing to the plans.  Based on the information provided by the plan administrators, the Company is aware that these plans are underfunded.  In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the Company expects its contributions to these plans to increase in the future.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, the Company’s voluntary partial or full withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer pension plan would require the Company to make payments to the plan for the Company’s proportionate share of the multi-employer pension plan’s unfunded vested liabilities. In addition, if a multi-employer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the fund. It cannot be assured that there will not be a withdrawal event where the amount the Company would be required to contribute would have a material adverse impact on our consolidated financial condition, results of operations or cash flows. Based on the most recently available valuation data, the Company estimates a full withdrawal from both plans would result in a charge of approximately $25 million, with the option to pay the balance in installments over twenty years.

The Company recorded charges related to the full withdrawal from the GCIU-Employee Retirement Fund as part of the Company’s 2011 and 2012 facility consolidation program. In December 2013, the Company settled with the GCIU and paid the withdrawal liability in full.

 ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	—	$—	—	3,543,800
November 1-30, 2013	156,017	40.00	156,017	3,387,783
December 1-31, 2013	900,000	39.40	900,000	2,487,783

Total		$39.49	1,056,017	2,487,783

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2013, there were 3,416 registered holders of record of our common stock.  On November 4, 2010, the Board of Directors increased the authority to repurchase the Company's common stock to a total of ten million shares. There is not an expiration date for this plan. During the fourth quarter of the fiscal year ended December 31, 2013, the Company repurchased 1,056,017 shares of Bemis common stock in the open market at an average purchase price of $39.49 per share.  As of December 31, 2013, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 2,487,783 shares of its common stock.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31

2013
Dividend paid per common share	$0.26	$0.26	$0.26	$0.26
Common stock price per share
High	40.41	41.22	42.34	41.02
Low	33.65	37.81	38.40	37.88

2012
Dividend paid per common share	0.25	0.25	0.25	0.25
Common stock price per share
High	32.79	33.48	32.08	33.93
Low	29.63	29.52	29.59	31.33

2011
Dividend paid per common share	0.24	0.24	0.24	0.24
Common stock price per share
High	33.32	33.83	34.40	32.16
Low	30.13	31.00	28.41	27.21

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW
(dollars in millions, except per share amounts)

Years Ended December 31,	2013	2012	2011	2010	2009
Operating Data
Net sales	$5,029.8	$5,139.2	$5,322.7	$4,835.0	$3,514.6
Cost of products sold and other expenses	4,641.3	4,789.7	4,953.7	4,434.2	3,232.2
Interest expense	68.2	70.9	76.8	73.5	42.1
Income from continuing operations before income taxes	320.3	278.6	292.2	327.3	240.3
Provision for income taxes	107.7	104.8	104.9	117.6	87.8
Income from continuing operations	212.6	173.8	187.3	209.7	152.5
Income from discontinued operations	—	—	—	1.8	—
Net income	212.6	173.8	187.3	211.5	152.5
Less: Net income attributable to noncontrolling interests	—	—	3.2	6.4	5.3
Net income attributable to Bemis Company, Inc.	212.6	173.8	184.1	205.1	147.2
Net income attributable to Bemis Company, Inc. as a percent of net sales	4.2%	3.4%	3.5%	4.2%	4.2%
Common Share Data
Basic earnings per share	$2.06	$1.67	$1.73	$1.85	$1.38
Diluted earnings per share	2.04	1.66	1.73	1.85	1.38
Dividends per share	1.04	1.00	0.96	0.92	0.90
Book value per share	16.53	15.88	15.36	17.90	17.11
Weighted-average shares outstanding for computation of diluted earnings per share	104.0	105.0	106.6	110.7	106.9
Common shares outstanding at December 31,	101.9	103.3	103.0	107.7	108.2
Capital Structure and Other Data
Current ratio	2.5x	2.4x	2.3x	2.2x	3.8x
Working capital	$902.6	$882.0	$867.0	$791.7	$1,480.5
Total assets	4,110.2	4,185.7	4,320.4	4,285.8	3,928.7
Short-term debt	14.9	8.9	15.1	2.9	31.3
Long-term debt	1,421.4	1,417.6	1,554.8	1,283.5	1,227.5
Total equity	1,684.8	1,640.9	1,582.1	1,927.4	1,851.7
Return on average total equity	12.8%	10.8%	10.5%	10.9%	9.1%
Return on average total capital	7.7%	6.6%	7.0%	7.6%	6.4%
Depreciation and amortization	$190.3	$204.3	$220.3	$209.7	$159.3
Capital expenditures	139.8	136.4	135.2	113.2	89.2
Number of common shareholders	3,416	3,481	3,618	3,758	3,870
Number of employees	19,106	19,564	20,165	19,796	16,040

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2013
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2013		2012		2011
Net sales	$5,029.8	100.0%	$5,139.2	100.0%	$5,322.7	100.0%
Cost of products sold	4,057.7	80.7	4,191.7	81.6	4,412.5	82.9
Gross profit	972.1	19.3	947.5	18.4	910.2	17.1

Operating expenses:
Selling, general, and administrative expenses	509.3	10.1	506.7	9.9	483.4	9.1
Research and development	46.0	0.9	41.6	0.8	38.7	0.7
Facility consolidation and other costs	45.4	0.9	68.7	1.3	38.4	0.7
Other operating income	(9.2)	(0.2)	(15.0)	(0.3)	(17.7)	(0.3)
Operating income	380.6	7.6	345.5	6.7	367.4	6.9

Interest expense	68.2	1.4	70.9	1.4	76.8	1.4
Other non-operating income	(7.9)	(0.2)	(4.0)	(0.1)	(1.6)	—
Income before income taxes	320.3	6.4	278.6	5.4	292.2	5.5

Provision for income taxes	107.7	2.1	104.8	2.0	104.9	2.0

Net Income	212.6	4.2	173.8	3.4	187.3	3.5

Less: Net income attributable to noncontrolling interests	—	—	—	—	3.2	0.1

Net income attributable to Bemis Company, Inc.	$212.6	4.2%	$173.8	3.4%	$184.1	3.5%
					\
Effective income tax rate		33.6%		37.6%		35.9%

Diluted earnings per share	$2.04		$1.66		$1.73

Overview
Bemis Company, Inc. is a leading global manufacturer of packaging and pressure sensitive materials supplying a variety of markets.  Historically, about 65 percent of our total net sales are to customers in the food industry.  Sales of our packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has typically provided a more stable market environment for our U.S. Packaging and Global Packaging business segments, which accounted for approximately 89 percent of our net sales in 2013.  Our remaining net sales are from our Pressure Sensitive Materials business segment which, while diversified in end use products, is more exposed to economically sensitive end markets.

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

Facility Consolidation
To improve efficiencies and reduce fixed costs, we initiated a facility consolidation program during the fourth quarter of 2011 and expanded the program in the second quarter of 2012. In total, nine production facilities were closed, and while some low margin business was shed, most of the production from these facilities has been transferred to other facilities.  The total cost of the programs was $152.5 million which included $58.0 million in employee-related costs, $51.2 million in fixed asset accelerated depreciation and write-downs, and $43.3 million in other facility consolidation costs.

We recorded $45.4 million, $68.7 million, and $38.4 million of charges associated with the facility consolidation programs during the twelve months ended December 31, 2013, 2012, and 2011, respectively.  These costs have been recorded on the consolidated statement of income as facility consolidation and other costs.  Cash payments for these programs in 2013 and 2012 totaled $51.6 million and $35.2 million, respectively.  At the end of 2013, the facility consolidation program was substantially complete.

Acquisitions and Divestiture

Acquisition of Specialty Film Manufacturer in Foshan, China
On July 1, 2013, we acquired Foshan New Changsheng Plastics Films Co., LTD ("NCS"), a specialty film manufacturer located in Foshan, China. NCS is a supplier to the Company's food packaging plant in Dongguan, China and other specialty film product customers. The acquisition of this film platform is expected to provide cost and logistics benefits to support the Company's broader Asia-Pacific growth strategy. The cash purchase price was $75.6 million.

Divestiture of Clysar Plant in Clinton, Iowa
     On May 29, 2013, we completed the sale of our Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors into the display market. Net proceeds of the transaction totaled $30.0 million. A $5.5 million pre-tax gain on the sale was recorded as part of other non-operating income during 2013.

Australia and New Zealand Distributors
On August 22, 2012, we acquired flexible packaging businesses in Australia and New Zealand. The acquisition of these businesses supports our strategy to enhance our presence in the Asia-Pacific region. The combined purchase price was approximately $18.4 million.

Shield Pack
On December 1, 2011, we acquired the common stock of Shield Pack, LLC of West Monroe, Louisiana for a cash purchase price of approximately $45 million.  Shield Pack is a manufacturer of high barrier liners for bulk container packaging.

Mayor Packaging
On August 1, 2011, we acquired Mayor Packaging, a Hong Kong-based manufacturer of consumer and specialty flexible packaging including a manufacturing facility in Dongguan, China.  The purchase price was approximately $96.7 million.

Results of Operations
Consolidated Overview

(in millions, except per share amounts)	2013	2012	2011
Net sales	$5,029.8	$5,139.2	$5,322.7
Net income attributable to Bemis Company, Inc.	212.6	173.8	184.1
Diluted earnings per share	2.04	1.66	1.73

2013 versus 2012
Net sales for the year ended December 31, 2013 decreased 2.1 percent from the same period of 2012. Currency translation reduced net sales by 1.3 percent.  Acquisitions increased net sales by approximately 0.8 percent during the year, which was completely offset by the sales reduction due to divestitures.  The remaining net sales decrease reflects the impact of facility consolidation activities partially offset by the benefit of improved sales mix.

Diluted earnings per share for the year ended December 31, 2013 were $2.04 compared to $1.66 reported in the same period of 2012.  Results for 2013 included a $0.29 charge associated with facility consolidation and other costs and $0.05 of benefits associated with gains on divestiture and land and building. Results for 2012 included a $0.45 charge associated with facility consolidation and other costs and $0.04 of charges for acquisition-related earnout and transaction payments.

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

U.S. Packaging Business Segment
Our U.S. Packaging segment represents all food, consumer, and industrial products packaging-related manufacturing operations located in the United States. Our U.S. Packaging business segment provides packaging to a variety of end markets, including applications for meat and cheese, dairy and liquids, confectionery and snack foods, frozen foods, lawn and garden products, health and hygiene products, beverages, bakery goods, and dry foods.

(dollars in millions)	2013	2012	2011
Net sales	$2,984.6	$3,040.1	$3,110.7
Operating profit (See Note 21 to the Consolidated Financial Statements)	337.9	366.7	315.0
Operating profit as a percentage of net sales	11.3%	12.1%	10.1%

2013 versus 2012
U.S. Packaging net sales decreased 1.8 percent in the year ended December 31, 2013 compared to the same period of 2012, reflecting the impact of plant closings and a divestiture, partially offset by the benefit of improved sales mix.

Operating profit for the total year 2013 was $337.9 million, or 11.3 percent of net sales, compared to $366.7 million, or 12.1 percent of net sales in 2012. Operating profit in 2013 and 2012 were negatively impacted by $45.0 million and $42.1 million of facility consolidation and other costs, respectively. Operating profit in 2012 benefited from a favorable fourth quarter adjustment totaling $13.8 million related to the harmonization of certain accounting practices in connection with an enterprise resource planning system implementation.

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

Operating profit for the total year 2012 was $366.7 million, or 12.1 percent of net sales, compared to $315.0 million, or 10.1 percent of net sales in 2011. Operating profit in 2012 and 2011 were negatively impacted by $42.1 million and $26.3 million of facility consolidation and other costs, respectively. The closure of six U.S. Packaging facilities in conjunction with the facility consolidation program reduced capacity for certain non-barrier packaging, driving improved sales mix and lower fixed costs. Substantially all of the savings generated from the facility consolidation activities in 2012 benefited the U.S. Packaging segment. Operating profit also benefited from a favorable fourth quarter adjustment totaling $13.8 million related to the harmonization of certain accounting practices in connection with an enterprise resource planning system implementation.

Global Packaging Business Segment
Our Global Packaging business segment includes all of our packaging-related manufacturing operations located outside of the United States as well as our global medical device and pharmaceutical packaging manufacturing operations. Our Global Packaging business segment provides packaging to a variety of end markets, including applications for meat and cheese, dairy and liquids, confectionery and snack foods, frozen foods, lawn and garden products, health and hygiene products, beverages, medical and pharmaceutical products, bakery goods, and dry foods.

(dollars in millions)	2013	2012	2011
Net sales	$1,492.0	$1,543.5	$1,637.2
Operating profit (See Note 21 to the Consolidated Financial Statements)	106.4	59.9	112.6
Operating profit as a percentage of net sales	7.1%	3.9%	6.9%

2013 versus 2012
Global Packaging net sales of $1.5 billion represented a decrease of 3.3 percent compared to 2012.  The impact of currency translation reduced net sales by 4.8 percent during the year. The impacts of plant closings and acquisitions approximately offset each other during the year. The remaining increase in Global Packaging net sales reflects the benefit of higher selling prices in 2013.

Operating profit for the total year 2013 was $106.4 million, or 7.1 percent of net sales, compared to $59.9 million, or 3.9 percent of net sales in 2012. The net effect of currency translation decreased operating profit in 2013 by $6.9 million. Operating profit in 2013 and 2012 were negatively impacted by $0.4 million and $26.6 million of facility consolidation and other costs, respectively. The increase in operating profit also reflects the impact of an unfavorable 2012 fourth quarter adjustment totaling $16.4 million related to the harmonization of certain accounting practices in connection with the enterprise resource planning system implementation, and $4.6 million of Mayor Packaging acquisition-related charges in 2012.

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

(dollars in millions)	2013	2012	2011
Net sales	$553.2	$555.6	$574.8
Operating profit (See Note 21 to the Consolidated Financial Statements)	30.0	37.1	33.4
Operating profit as a percentage of net sales	5.4%	6.7%	5.8%

2013 versus 2012
For the total year 2013, net sales of Pressure Sensitive Materials were $553.2 million, a 0.4 percent decrease from net sales in 2012.  Currency effects increased net sales by 1.1 percent. Lower unit sales of value-added graphic and technical products negatively impacted sales mix during the year.

Operating profit was $30.0 million or 5.4 percent of net sales in 2013, compared to $37.1 million or 6.7 percent of net sales in 2012.  Lower operating profits during the year reflect lower unit sales of value-added graphic products sold primarily in Europe for advertising and promotional applications. Accounting practices harmonization adjustments increased operating profit by $0.5 million in the fourth quarter of 2012.

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

Consolidated Gross Profit

(dollars in millions)	2013	2012	2011
Gross profit	$972.1	$947.5	$910.2
Gross profit as a percentage of net sales	19.3%	18.4%	17.1%
Gross profit in 2013 reflects the benefits of cost reductions associated with facility consolidation activities and improvements in sales mix. Gross profit in 2012 reflects the positive impact of cost reductions, higher selling prices and improved mix, partially offset by lower unit sales volumes and the impact of currency translation. Gross profit in 2011 reflects the negative impact of increasing resin prices during the first half of the year coupled with lower sales volume during the second half of 2011.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2013	2012	2011
Selling, general, and administrative expenses (SG&A)	$509.3	$506.7	$483.4
SG&A as a percentage of net sales	10.1%	9.9%	9.1%
Selling, general, and administrative expenses in 2013 reflect inflationary increases, partially offset by lower employee benefit plan costs. SG&A as a percentage of net sales increased modestly in 2013 due to these inflationary increases and decreases in net sales. Selling, general, and administrative expenses in 2012 reflect additional expense related to acquired businesses, higher incentive compensation and pension costs, partially offset by the impact of currency translation. Selling, general, and administrative expenses in 2012 and 2011 included $4.6 million and $4.5 million, respectively, of Mayor Packaging acquisition-related charges.

Research and Development (R&D)

(dollars in millions)	2013	2012	2011
Research and development (R&D)	$46.0	$41.6	$38.7
R&D as a percentage of net sales	0.9%	0.8%	0.7%
During the periods presented, R&D expense increased in absolute terms and as a percentage of net sales, reflecting our investment in select research and development projects that are expected to create long-term growth opportunities. Current market trends support these investments.

Other Operating Income

(dollars in millions)	2013	2012	2011
Other operating income	$(9.2)	$(15.0)	$(17.7)
For the year 2013, other operating income included $10.8 million of fiscal incentive income compared to $16.6 million in 2012 and $20.0 million in 2011. The reduction in fiscal incentives reflects the impact of currency translation, the closing of a plant in Brazil, and a general reduction in fiscal incentives. These fiscal incentives are associated with net sales in South America and are included in Global Packaging segment operating profit. Other operating income for the year 2013 also included $2.0 million of acquisition-related expense compared to $2.5 million and $3.1 million of such charges in 2012 and 2011, respectively.

Interest Expense

(dollars in millions)	2013	2012	2011
Interest expense	$68.2	$70.9	$76.8
Effective interest rate	4.8%	4.7%	5.4%
The effective interest rate decreased in 2012 compared to 2011 primarily due to the refinancing of public notes totaling $300 million with lower cost commercial paper on April 1, 2012.

Other Non-operating Income

(dollars in millions)	2013	2012	2011
Other non-operating income	$(7.9)	$(4.0)	$(1.6)
During 2013, a $2.2 million pre-tax gain on the sale of land and building and a $5.5 million pre-tax gain on the sale of our Clysar plant was recorded as part of other non-operating income. We recognized $4.5 million of expense in 2013 for the write-off of indemnification receivables as an offsetting tax liability was reversed (see "Income Taxes" below). The residual amount in other non-operating income relates to interest income.

During 2012, the increase in other non-operating income compared to 2011 reflects increased interest income.  During 2011, other non-operating income included interest income and a gain on sale of excess land, partially offset by a foreign exchange loss of $1.8 million.

Income Taxes

(dollars in millions)	2013	2012	2011
Income taxes	$107.7	$104.8	$104.9
Effective tax rate	33.6%	37.6%	35.9%

Our 2013 effective income tax rate was 33.6 percent.    During 2013, a $4.5 million tax benefit was recognized for the reversal of non-U.S. tax liabilities that were assumed in a past acquisition. We also recognized an equal amount of non-operating expense for the write-off of related receivables (see "Other Non-operating Income" above). These equal and offsetting items had no impact on operating profit, net income or earnings per share.

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

Other than the differences noted above, the difference between our overall tax rate and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which we operate.

Net Income Attributable to Noncontrolling Interests
Noncontrolling interests primarily represented the outstanding preferred shares of Dixie Toga Ltda., our Brazilian flexible packaging subsidiary.  During the third quarter of 2011, we completed the purchase of the outstanding shares owned by the noncontrolling interest of Dixie Toga for approximately $90 million.

Liquidity and Capital Resources

Debt to Total Capitalization
Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 43.5 percent at December 31, 2013, compared to 44.4 percent at December 31, 2012.  Total debt as of December 31, 2013 and 2012 was approximately $1.4 billion.

Credit Rating
Our capital structure and financial practices have earned us investment grade credit ratings from two nationally recognized credit rating agencies. These credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Cash Flow
Net cash provided by operations totaled $373.2 million for the year ended December 31, 2013, compared to $421.3 million in 2012 and $420.9 million in 2011.  Net cash provided by operations was reduced by income tax payments of $121.9 million, $79.3 million and $91.8 million during 2013, 2012, and 2011, respectively. Net cash provided by operations was reduced by contributions to our defined benefit pension plans of $39.0 million, $65.4 million and $19.7 million during 2013, 2012, and 2011, respectively. Cash flow from operations was reduced by $51.6 million, $35.2 million, and $3.3 million of cash paid related to the facility consolidation program during 2013, 2012, and 2011, respectively.

 Net cash used in investing activities totaled $155.8 million for the year ended December 31, 2013 compared to cash used in investing activities in 2012 totaling $150.8 million. The cash proceeds from divesting our Clysar plant offset the higher acquisition outflows associated with our NCS purchase in 2013. Cash used in investing activities in 2011 totaling $284.1 million includes the acquisition of Mayor Packaging and Shield Pack.

Net cash used in financing activities for the year ended December 31, 2013 included share repurchases of $77.3 million. Net cash used in financing activities for the year ended December 31, 2012 included repayment of our $300 million notes. Net cash used in financing activities for the year ended December 31, 2011 included the purchase of 5 million shares of our common stock for $161.1 million, and the purchase of the remaining shares of our Brazilian subsidiary, Dixie Toga, Ltda. owned by the noncontrolling interest for $89.7 million.

Available Financing
In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $240.5 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program. Our revolving credit facility is supported by a group of major U.S. and international banks. Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization. The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries. As of December 31, 2013, there was $240.5 million of debt outstanding supported by this credit facility, leaving $859.5 million of available credit. If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs. Borrowings under the credit agreement are subject to a variable interest rate.

Public notes totaling $400 million are scheduled to mature in August 2014. These amounts have been classified as long term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

Liquidity Outlook
As of December 31, 2013, cash and cash equivalents outside of the United States was $124.0 million. We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, our participating subsidiaries maintain either a cash deposit or borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. This notional pooling arrangement allows reasonable access to our cash in foreign subsidiaries, as well as provides a financing option to foreign subsidiaries beyond our multi-currency credit facility.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short term liquidity needs.

Capital Expenditures
Capital expenditures were $139.8 million during 2013, compared to $136.4 million in 2012, and $135.2 million in 2011.  We expect to fund 2014 capital expenditures with cash provided by operating activities.

Dividends
We increased our quarterly cash dividend by 4.0 percent during the first quarter of 2013 to $0.26 per share from $0.25 per share.  This follows increases of 4.2 percent in 2012 and 4.3 percent in 2011.  In February 2014, the Board of Directors approved the 31st consecutive annual increase in the quarterly cash dividend on common stock to $0.27 per share, a 3.8 percent increase.

Share Repurchases
We purchased 2.0 million and 5.0 million shares of our common stock in the open market during 2013 and 2011, respectively. No shares were repurchased during 2012.  As of December 31, 2013, 2.5 million shares remained on our previously-approved authorization to purchase common stock for the treasury.

Contractual Obligations
The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2013.  Obligations under capital leases are insignificant.

	Contractual Payments Due by Period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$1,440.5	$—	$—	$640.5	$800.0
Interest expense (2)	325.6	50.0	83.1	100.1	92.4
Operating leases (3)	65.3	9.9	16.2	9.7	29.5
Purchase obligations (4)	390.0	375.2	13.6	0.3	0.9
Postretirement obligations (5)	68.6	6.7	4.4	13.6	43.9
Total	$2,290.0	$441.8	$117.3	$764.2	$966.7

(1)
Long-term debt maturing in 2014 is $640.5 million. These amounts have been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.  A portion of this debt is commercial paper backed by a bank credit facility that expires on August 12, 2018.  See Note 14 to the Consolidated Financial Statements for additional information about our long term debt.

(2)	A portion of the interest expense disclosed is subject to variable interest rates. The amounts disclosed above assume that future variable interest rates are equal to rates at December 31, 2013.

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

A portion of the interest expense on our outstanding debt is subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $641.1 million of variable rate debt outstanding (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap) would increase by approximately $6.4 million.

We enter into interest-rate swap contracts to economically convert a portion of our fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, we entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of our $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to us, which is recorded as a reduction in interest expense, was $8.1 million, $7.0 million, and $1.6 million in 2013, 2012, and 2011, respectively.  At December 31, 2013 and 2012, the fair value of these interest rate swaps was $20.2 million in the bank's favor and $17.0 million in our favor, respectively, using discounted cash flow or other appropriate methodologies. Asset positions are included in deferred charges and other assets with a corresponding increase in long-term debt.  Liability positions are included in other liabilities and deferred credits with a corresponding decrease in long-term debt.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2013 and 2012, we had outstanding forward exchange contracts with notional amounts aggregating $5.5 million and $6.1 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is recorded on the balance sheet within current liabilities and as an element of other operating income which offsets the related transactions gains and losses on the related foreign denominated asset or liability.  Amounts recognized in income related to forward exchange contracts were $0.1 million of income and $0.8 million of income in the years ended December 31, 2013 and 2012, respectively.

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

·                  The calculation of annual pension costs and related assets and liabilities; and
·                  The valuation of intangible assets and goodwill.

Pension costs
Amounts related to our defined benefit pension plans that are recognized in our financial statements are determined on an actuarial basis.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  Net periodic pension cost recorded in 2013 was $24.3 million, compared to pension cost of $47.8 million in 2012 and $28.6 million in 2011. We expect pension expense before the effect of income taxes for 2014 to be in a range of $7 million to $10 million.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets. Beginning in 2013, the Company adopted a liability responsive asset allocation policy that becomes more conservative as the funded status of the plans improve. The majority of pension plan assets relate to U.S. plans and the target allocation is currently to invest approximately 70 percent in fixed income securities and approximately 30 percent in equity securities.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based on our target asset allocation.  For the historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2013, our U.S. pension plan assets earned annualized rates of return of 5.9 percent, 4.6 percent, 8.0 percent, and 8.8 percent, respectively.  Using our U.S. target asset allocation of plan assets, our outside actuaries have used their independent economic models to calculate a range of expected long-term rates of return and, based on their results, we have determined our U.S. asset return assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2013, for our U.S. defined benefit pension plans we determined this rate to be 5.00 percent, an increase of one percent from the 4.00 percent rate used at December 31, 2012.

For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

U.S.  Pension assumptions sensitivity analysis
The following charts depict the sensitivity of estimated 2014 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount rate	Total increase (decrease) to pension expense from current assumption (in millions)	Rate of Return on Plan Assets	Total increase (decrease) to pension expense from current assumption (in millions)
4.00 percent	$6.1	6.50 percent	$5.9
4.25 percent	4.6	6.75 percent	4.4
4.50 percent	3.0	7.00 percent	2.9
4.75 percent	1.5	7.25 percent	1.5
5.00 percent — Current Assumption	—	7.50 percent — Current Assumption	—
5.25 percent	(1.5)	7.75 percent	(1.5)
5.50 percent	(3.0)	8.00 percent	(2.9)
5.75 percent	(4.5)	8.25 percent	(4.4)
6.00 percent	(5.8)	8.50 percent	(5.9)

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

Total increase (decrease) in Accumulated Other Comprehensive
Discount rate	Income, net of taxes, from current assumptions (in millions)
4.00 percent	$(82.1)
4.25 percent	(60.0)
4.50 percent	(39.1)
4.75 percent	(19.0)
5.00 percent — Current Assumption	—
5.25 percent	18.1
5.50 percent	35.3
5.75 percent	51.8
6.00 percent	67.4

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  Goodwill is not amortized, but instead tested annually or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to reporting units, which is defined as the operating segment, or one level below the operating segment. We have four reporting units, of which two are included in the Global Packaging reportable segment. The other two reporting units are the U.S. Packaging segment and the Pressure Sensitive Materials segment.

Goodwill for our reporting units is reviewed for impairment annually in the fourth quarter of each year using a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. Our determination of the estimated fair value of the reporting units utilizes both a discounted cash flow valuation and a market multiple method. Significant inputs to the discounted cash flow valuation method include discount rates, long-term sales growth rates and forecasted operating margins. The market multiple method estimates fair value by comparing the Company to similar public companies. If the fair value exceeds the carrying value, step two is not required and an impairment loss is not recognized. If step two were required, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss, in the period identified, equal to the difference.

Current accounting guidance allows the Company to first perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value, referred to as the "Step 0" assessment. The Step 0 assessment requires the evaluation of certain qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit factors. If the Company's Step 0 analysis indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform a quantitative two-step impairment test. The Company applied the Step 0 assessment to the U.S. Packaging reporting unit in 2013 and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test for this reporting unit was not necessary in 2013.

Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as a significant decrease in expected net earnings, adverse equity market conditions, and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed and, as the fair value of each reporting unit was in excess of the respective reporting unit’s carrying value, it has been determined that our $1.1 billion of goodwill is not impaired as of December 31, 2013.

Intangible assets consist primarily of purchased customer relationships, technology, trademarks, and tradenames and are amortized using the straight-line method over their estimated useful lives, which range from one to 30 years, when purchased.  We review these intangible assets for impairment as changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable.  The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  These estimates and projections require judgments as to future events, condition, and amounts of future cash flows. We have no indefinite-lived intangible assets.

New Accounting Pronouncements
There has been no new accounting guidance issued or effective during 2013 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is included in Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.  Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $5 million.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Vice President and Controller (the principal financial officer), the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (1992)).  Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2013.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework (1992) criteria.

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

/s/ Henry J. Theisen	/s/ Jerry S. Krempa
Henry J. Theisen, Chairman of the Board of Directors President and Chief Executive Officer	Jerry S. Krempa, Vice President and Controller (principal financial and accounting officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bemis Company, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 21, 2014

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the years ended December 31,	2013	2012	2011
Net sales	$5,029.8	$5,139.2	$5,322.7
Cost of products sold	4,057.7	4,191.7	4,412.5

Gross profit	972.1	947.5	910.2

Operating expenses:
Selling, general, and administrative expenses	509.3	506.7	483.4
Research and development	46.0	41.6	38.7
Facility consolidation and other costs	45.4	68.7	38.4
Other operating income	(9.2)	(15.0)	(17.7)

Operating income	380.6	345.5	367.4

Interest expense	68.2	70.9	76.8
Other non-operating income	(7.9)	(4.0)	(1.6)

Income before income taxes	320.3	278.6	292.2

Provision for income taxes	107.7	104.8	104.9

Net income	212.6	173.8	187.3

Less: Net income attributable to noncontrolling interests	—	—	3.2

Net income attributable to Bemis Company, Inc.	$212.6	$173.8	$184.1

Basic earnings per share	$2.06	$1.67	$1.73

Diluted earnings per share	$2.04	$1.66	$1.73

Cash dividends paid per share	$1.04	$1.00	$0.96

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the years ended December 31,	2013	2012	2011
Net income	$212.6	$173.8	$187.3
Other comprehensive income (loss):
Unrecognized gain reclassified to earnings, net of tax	—	(0.1)	(0.5)
Translation adjustments	(88.5)	(48.3)	(124.2)
Pension and other postretirement liability adjustments, net of tax (a)	102.7	26.2	(66.8)
Other comprehensive income (loss)	14.2	(22.2)	(191.5)
Total comprehensive income (loss)	$226.8	$151.6	$(4.2)

(a) - Tax (expense) benefit amounts related to pension and other postretirement liability adjustments	$(65.3)	$(9.2)	$37.9

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

As of December 31,	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$141.7	$114.1
Accounts receivable, net	615.4	645.2
Inventories	648.5	661.9
Prepaid expenses and other current assets	98.9	103.8
Total current assets	1,504.5	1,525.0

Property and equipment:
Land and land improvements	73.7	78.4
Buildings and leasehold improvements	624.4	623.2
Machinery and equipment	1,841.0	1,799.8
Total property and equipment	2,539.1	2,501.4
Less accumulated depreciation	(1,254.8)	(1,150.1)
Net property and equipment	1,284.3	1,351.3

Other long-term assets:
Goodwill	1,052.2	1,034.3
Other intangible assets, net	190.6	201.2
Deferred charges and other assets	78.6	73.9
Total other long-term assets	1,321.4	1,309.4
TOTAL ASSETS	$4,110.2	$4,185.7

LIABILITIES
Current liabilities:
Current portion of long-term debt	$0.2	$0.3
Short-term borrowings	14.7	8.6
Accounts payable	362.8	382.1
Accrued salaries and wages	99.6	107.9
Accrued income and other taxes	32.3	34.3
Other current liabilities	92.3	109.8
Total current liabilities	601.9	643.0

Long-term debt, less current portion	1,421.4	1,417.6
Deferred taxes	269.8	198.3
Other liabilities and deferred credits	132.3	285.9
Total liabilities	2,425.4	2,544.8

Commitments and contingencies (See Note 20)

EQUITY
Bemis Company, Inc. shareholders’ equity:
Common stock, $0.10 par value:
Authorized — 500.0 shares
Issued — 127.9 and 127.2 shares, respectively	12.8	12.7
Capital in excess of par value	548.1	545.4
Retained earnings	2,005.1	1,900.9
Accumulated other comprehensive loss	(98.7)	(112.9)
Common stock held in treasury (26.0 and 24.0 shares at cost, respectively)	(782.5)	(705.2)
TOTAL EQUITY	1,684.8	1,640.9

TOTAL LIABILITIES AND EQUITY	$4,110.2	$4,185.7
See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the years ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$212.6	$173.8	$187.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190.3	204.3	220.3
Excess tax benefit from share-based payment arrangements	—	(0.6)	(1.4)
Share-based compensation	16.4	17.6	16.3
Deferred income taxes	2.0	8.7	23.5
Income of unconsolidated affiliated company	(3.1)	(2.6)	(2.5)
Cash dividends received from unconsolidated affiliated company	3.4	4.4	4.3
Loss on sale of property and equipment	0.6	1.7	3.3
Net facility consolidation and other costs	(15.5)	34.8	35.0
Gain on divestiture	(5.5)	—	—
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Accounts receivable	7.6	9.4	(44.7)
Inventories	(0.4)	(20.4)	15.4
Prepaid expenses and other current assets	3.6	23.8	(36.1)
Accounts payable	(10.2)	(28.4)	(7.6)
Accrued salaries and wages	(4.0)	12.6	(5.7)
Accrued income and other taxes	(2.9)	10.8	1.4
Other current liabilities	(0.1)	(30.5)	(12.7)
Other liabilities and deferred credits	(17.2)	4.3	(1.6)
Deferred charges and other assets	(4.4)	(2.4)	26.4
Net cash provided by operating activities	373.2	421.3	420.9

Cash flows from investing activities:
Additions to property and equipment	(139.8)	(136.4)	(135.2)
Business acquisitions and adjustments, net of cash acquired	(59.7)	(19.1)	(152.8)
Proceeds from sales of property and equipment	13.7	4.7	3.9
Proceeds from divestiture	30.0	—	—
Net cash used in investing activities	(155.8)	(150.8)	(284.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	400.9
Repayment of long-term debt	(7.4)	(321.7)	(11.8)
Net borrowing (repayment) of commercial paper	35.1	157.3	(114.7)
Net (repayment) borrowing of short-term debt	(14.3)	7.6	1.9
Cash dividends paid to shareholders	(107.5)	(104.3)	(101.9)
Common stock purchased for the treasury	(77.3)	—	(161.1)
Purchase of subsidiary shares of noncontrolling interests	—	—	(89.7)
Excess tax benefit from share-based payment arrangements	—	0.6	1.4
Stock incentive programs and related withholdings	(13.3)	(5.2)	(5.0)
Net cash used in financing activities	(184.7)	(265.7)	(80.0)

Effect of exchange rates on cash and cash equivalents	(5.1)	(0.5)	(7.4)

Net increase in cash and cash equivalents	27.6	4.3	49.4
Cash and cash equivalents balance at beginning of year	114.1	109.8	60.4

Cash and cash equivalents balance at end of year	$141.7	$114.1	$109.8

Interest paid during the year	$66.5	$73.5	$69.4
Income taxes paid during the year	$121.9	$79.3	$91.8

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Bemis Company, Inc. Shareholders
	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury	Noncontrolling Interests	Total
Balance as of December 31, 2010	$12.7	$568.1	$1,751.9	$91.1	$(544.1)	$47.8	$1,927.5

Net income			184.1			3.2	187.3
Other comprehensive (loss) income				(193.6)		2.1	(191.5)
Cash dividends declared on common stock			(103.1)				(103.1)
Stock incentive programs and related tax withholdings (0.3 shares)		(5.0)					(5.0)
Excess tax benefit from share-based compensation arrangements		1.4					1.4
Share-based compensation		16.3					16.3
Purchase of subsidiary shares from noncontrolling interests		(48.4)		11.8		(53.1)	(89.7)
Purchase of 5.0 shares of common stock for the treasury					(161.1)		(161.1)
Balance as of December 31, 2011	12.7	532.4	1,832.9	(90.7)	(705.2)	—	1,582.1

Net income			173.8				173.8
Other comprehensive loss				(22.2)			(22.2)
Cash dividends declared on common stock			(105.8)				(105.8)
Stock incentive programs and related tax withholdings (0.3 shares)		(5.2)					(5.2)
Excess tax benefit from share-based compensation arrangements		0.6					0.6
Share-based compensation		17.6					17.6
Balance as of December 31, 2012	12.7	545.4	1,900.9	(112.9)	(705.2)	—	1,640.9

Net income			212.6				212.6
Other comprehensive income				14.2			14.2
Cash dividends declared on common stock			(108.4)				(108.4)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(13.4)					(13.3)
Tax shortfall expense from share-based payment arrangements		(0.3)					(0.3)
Share-based compensation		16.4					16.4
Purchase of 2.0 shares of common stock for the treasury					(77.3)		(77.3)
Balance as of December 31, 2013	$12.8	$548.1	$2,005.1	$(98.7)	$(782.5)	$—	$1,684.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION

Bemis Company, Inc. (the "Company"), a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc.  Based in Neenah, Wisconsin, the Company employs approximately 19,100 individuals and has 72 manufacturing facilities.  The Company manufactures and sells packaging products and pressure sensitive materials throughout North America, Latin America, Europe, and Asia-Pacific.

The Company’s business activities are organized around its three business segments, U.S. Packaging (59 percent of 2013 net sales), Global Packaging (30 percent) and Pressure Sensitive Materials (11 percent).  The Company’s packaging businesses have a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s pressure sensitive materials business specializes in adhesive technologies.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 68 percent of net sales in 2013.  The Company’s packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $3.1 million, $2.6 million, and $2.5 million in 2013, 2012, and 2011, respectively, included in other operating income on the accompanying consolidated statement of income.  Investments in joint ventures of $7.7 million and $9.4 million as of December 31, 2013 and 2012, respectively, are included in deferred charges and other assets on the accompanying consolidated balance sheet.

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

Translation of foreign currencies:  The Company considers the local currency to be the functional currency for substantially all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive loss in shareholders’ equity.  Foreign currency transaction losses of $2.6 million, $1.7 million, and $1.9 million in 2013, 2012, and 2011, respectively, are included as a component of other operating income.  Additionally in 2011, foreign currency transaction losses of $1.8 million are included as a component of other non-operating income. There were no foreign currency transaction losses recorded within non-operating income in 2013 or 2012.

Revenue recognition:  Sales and related costs of products sold are recognized when persuasive evidence of an arrangement exists, title and risk of ownership have been transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.  These conditions are typically fulfilled upon shipment of products.  All costs associated with revenue, including customer rebates and provisions for estimates of sales returns and allowances, are recognized as a deduction from revenue in the period in which the associated revenue is recorded. Customer rebates are accrued using sales data and rebate percentages specific to each customer agreement. Shipping and handling costs are classified as a component of cost of products sold while amounts billed to customers for shipping and handling are classified as a component of sales. The Company accrues for estimated warranty costs when specific issues are identified and the amounts are determinable and also considers the history of actual claims paid. Taxes assessed by governmental authorities on revenue producing transactions, including sales, value added, excise and use taxes, are recorded on a net basis (excluded from revenue).

Environmental cost:  The Company is involved in a number of environmental related disputes and claims.  The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  The Company’s reserve for environmental liabilities at December 31, 2013 and 2012 was $7.6 million and $7.9 million, respectively.  The Company made no adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for each of the years 2013, 2012, and 2011.  There were no third party reimbursements for any of the years presented.

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

Accounts receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments.  When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to allowance for doubtful accounts.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $30.7 million and $29.6 million at December 31, 2013 and 2012, respectively.

The Company enters into supply chain financing programs from time to time to sell accounts receivables without recourse to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. During the year ended December 31, 2013, the Company sold without recourse accounts receivable representing approximately five percent net sales, and the associated discount on sale of accounts receivables was insignificant.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized at December 31, as follows:

(in millions)	2013	2012
Raw materials and supplies	$215.6	$210.7
Work in process and finished goods	432.9	451.2
Total inventories	$648.5	$661.9

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $174.6 million, $187.6 million, and $203.1 million for 2013, 2012, and 2011, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs, which are capitalized during the construction of major capital projects, totaled $0.3 million in 2013, $0.1 million in 2012, and 0.1 million in 2011.

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

The Company is in the process of developing and implementing a new Enterprise Resource Planning ("ERP") system.  Certain costs incurred during the application development stage have been capitalized in accordance with authoritative accounting guidance related to accounting for costs of computer software developed or obtained for internal use.  The net book value of capitalized costs for this new ERP system were approximately $74.3 million and $78.6 million as of December 31, 2013 and 2012, respectively. These costs are being amortized over the system’s estimated useful life as the ERP system is placed in service.

Goodwill:  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Goodwill is not amortized, but instead tested annually or when events and circumstances indicate an impairment may have occurred. The Company's reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to reporting units, which is defined as the operating segment, or one level below the operating segment. The Company has four reporting units, of which two are included in the Global Packaging reportable segment. The other two reporting units are the U.S. Packaging segment and the Pressure Sensitive Materials segment.

Goodwill for the reporting units is reviewed for impairment annually in the fourth quarter of each year using a two-step process. In the first step, the fair value of each reporting unit is compared to its carrying value, including goodwill. The determination of the estimated fair value of the reporting units utilizes both a discounted cash flow valuation and a market multiple method. Significant inputs to the discounted cash flow valuation method include discount rates, long-term sales growth rates and forecasted operating margins. The market multiple method estimates fair value by comparing the Company to similar public companies. If the fair value exceeds the carrying value, step two is not required and an impairment loss is not recognized. If step two were required, the implied fair value of goodwill would be calculated by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized equal to the difference.
Current accounting guidance allows the Company to first perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value, referred to as the "Step 0" assessment. The Step 0 assessment requires the evaluation of certain qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit factors. If the Company's Step 0 analysis indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform a quantitative two-step impairment test. The Company applied the Step 0 assessment to the U.S. Packaging reporting unit in 2013 and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test for this reporting unit was not necessary in 2013.
The annual impairment test indicated no impairment for the years ended December 31, 2013, 2012, or 2011, nor does the Company have any accumulated impairment losses.

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

Other liabilities and deferred credits:  Other liabilities and deferred credits balances include non-current pension and other postretirement liability amounts of $54.7 million and $218.9 million at December 31, 2013 and 2012, respectively.

Treasury stock:  Treasury stock purchases are stated at cost and presented as a separate reduction of shareholders’ equity.  During 2013, the Company purchased 2.0 million shares of common stock in the open market for $77.3 million.  The Company did not purchase any shares of common stock during 2012.  During 2011, the Company purchased 5.0 million shares of common stock in the open market for $161.1 million. At December 31, 2013, approximately 2.5 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2010.

Note 3 — SUBSEQUENT EVENTS

In February 2014, Bemis reached an agreement to sell its Paper Packaging Division.  This transaction, which is subject to customary closing conditions and regulatory approval, is expected to close during the first quarter of 2014.  The Company’s Paper Packaging Division recorded sales of approximately $160 million in 2013.

Note 4— FACILITY CONSOLIDATION AND OTHER COSTS

2011 Program

During the fourth quarter of 2011, the Company initiated a facility consolidation and other costs program (“2011 Program”) to improve efficiencies and reduce fixed costs.  As a part of this program, the Company announced the closure of five facilities. As of December 31, 2013, manufacturing operations had ceased at all of these manufacturing facilities.  Most of the production from these five facilities has been transferred to other facilities.  The total 2011 Program costs were $99.9 million, including $36.1 million in employee costs, $34.7 million in fixed asset accelerated depreciation and write-downs, and $29.1 million in other facility consolidation costs.  These amounts exclude any potential gain to be recognized on the sale of property. The 2011 Program costs by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Pressure Sensitive	Corporate	Total Facility Consolidation and Other Costs
2011 net expense accrued	$26.3	$8.6	$2.7	$0.8	$38.4
2012 net expense accrued	29.4	5.0	—	—	34.4
2013 net expense accrued	27.1	—	—	—	27.1
Expense incurred through December 31, 2013	$82.8	$13.6	$2.7	$0.8	$99.9

An analysis of the 2011 Program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Facility Consolidation and Other Costs
Reserve balance at December 31, 2012	$14.6	$—	$—	$14.6
Net expense accrued	4.4	6.7	16.0	27.1
Utilization (cash payments or otherwise settled)	(18.1)	(6.7)	(16.1)	(40.9)
Translation adjustments and other	(0.2)		0.1	(0.1)
Reserve balance at December 31, 2013	$0.7	$—	$—	$0.7

2012 Program

During the second quarter of 2012, the Company expanded its facility consolidation and other costs program (“2012 Program”) to further improve efficiencies and reduce costs within its U.S. and Global Packaging segments.  As a part of this program, the Company announced the closure of an additional four production locations, including three facilities outside of the U.S., and the relocation of the majority of the production to other facilities. As of December 31, 2013, manufacturing operations had ceased at all of these manufacturing facilities.  The total 2012 Program costs of $52.6 million included $21.9 million in employee-related costs, $16.5 million in fixed asset accelerated depreciation and write-downs, and $14.2 million in other facility consolidation costs.  The 2012 Program costs by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Total Facility Consolidation and Other Costs
2012 net expense accrued	$12.7	$21.6	$34.3
2013 net expense accrued	17.9	0.4	18.3
Expense incurred through December 31, 2013	$30.6	$22.0	$52.6

An analysis of the 2012 Program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Facility Consolidation and Other Costs
Reserve balance at December 31, 2012	$10.0	$—	$0.1	$10.1
Net expense accrued	6.3	2.1	9.9	18.3
Utilization (cash payments or otherwise settled)	(15.8)	(2.1)	(10.0)	(27.9)
Reserve balance at December 31, 2013	$0.5	$—	$—	$0.5

       Cash payments for these facility consolidation programs in 2013 and 2012 totaled $51.6 million and $35.2 million, respectively.  Cash payments in 2013 are net of proceeds of $9.8 million received for the sale of property and equipment. Cash payments in 2014 are expected to be minimal, and exclude the impact of any potential proceeds on sale of property. The costs related to facility consolidation activities have been recorded on the consolidated statement of income as facility consolidation and other costs. The accruals related to facility consolidation activities have been recorded on the consolidated balance sheet as other current liabilities.

Note 5 — ACQUISITIONS

Foshan New Changsheng Plastics Films
On July 1, 2013, Bemis acquired Foshan New Changsheng Plastics Films Co., LTD ("NCS"), a specialty film manufacturer located in Foshan, China. NCS is a supplier to the Company's food packaging plant in Dongguan, China and other specialty film product customers. The acquisition of this film platform is expected to provide cost and logistics benefits to support the Company's broader Asia-Pacific growth strategy. The cash purchase price was $75.6 million, of which $65.3 million was paid in 2013 and $10.3 million will be paid during the next two years. The preliminary allocation of the purchase price resulted in approximately $47.4 million of goodwill for the Global Packaging segment, none of which is expected to be tax deductible. The fair values and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are:

(in millions, except useful lives)	Fair Value	Weighted Average Useful Life (years)
Customer relationships	$8.3	9
Land-use rights	4.4	43
Other intangible assets	0.4	2

The fair value of assets and liabilities acquired was $111.0 million and $35.4 million, respectively. Pro forma financial information and allocation of the purchase price are not presented as the effects of this acquisition is not material to the Company's results of operations or financial position.

Australia and New Zealand Distributors
On August 22, 2012, the Company acquired two flexible packaging businesses in Australia and New Zealand. The acquisition of these businesses supports the Company’s strategy to enhance its presence in the Asia-Pacific region. The combined purchase price of approximately $18.4 million was financed with commercial paper. Pro forma results of operations and other disclosures for the acquisitions noted above have not been presented, as they were immaterial to the reported results.

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

Mayor Packaging
On August 1, 2011, the Company acquired Mayor Packaging, a privately-owned manufacturer of consumer and specialty flexible packaging including a manufacturing facility in Dongguan, China.  The acquisition supports the Company’s strategy to enhance its presence in the Asia-Pacific region.  The purchase price of approximately $96.7 million was financed with commercial paper.  Under the terms of the agreement, the Company may be required to make additional payments to the sellers of up to $13 million over three years if certain conditions are met. During 2013, $3.0 million was forfeited for not meeting the conditions for the second year. During 2012, $7.0 million was paid to the sellers for meeting the conditions for the first year. These payments are recorded as compensation expense within selling, general and administrative expenses in the period accrued based on the likelihood of achieving these milestones.  The allocation of the purchase price resulted in approximately $42.6 million of goodwill.  The fair value of assets and liabilities acquired was $116.8 million and $20.1 million, respectively.

Note 6 — DIVESTITURE

On May 29, 2013, the Company completed the sale of its Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors. Net proceeds of the transaction totaled $30.0 million. A $5.5 million pre-tax gain on the sale was recorded as part of other non-operating income for the twelve months ended December 31, 2013.

Note 7 — FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2013 and 2012, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt, including current maturities, represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data. The carrying values and estimated fair values of long-term debt, including current maturities, at December 31, 2013 and 2012 follow:

	December 31, 2013		December 31, 2012
	Carrying	Fair Value	Carrying	Fair Value
(in millions)	Value	(Level 2)	Value	(Level 2)
Total long-term debt	$1,421.4	$1,520.1	$1,417.5	$1,561.2

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

	Fair Value As of	Fair Value As of
	December 31, 2013	December 31, 2012
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net (liability) asset position	$(20.2)	$17.0

Note 8 — DERIVATIVE INSTRUMENTS

The Company enters into derivative transactions to manage exposures arising in the normal course of business.  The Company does not enter into derivative transactions for speculative or trading purposes. The Company recognizes all derivative instruments on the balance sheet at fair value.  Derivatives not designated as hedging instruments are adjusted to fair value through income. Depending on the nature of derivatives designated as hedging instruments, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders' equity through other comprehensive income until the hedged item is recognized. Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.

The Company enters into interest-rate swap contracts to economically convert a portion of the Company’s fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, the Company entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as fair value hedges of the Company’s $400 million 4.5% fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  Fair values of these interest rate swaps are determined using discounted cash flow or other appropriate methodologies.  Asset positions are included in deferred charges and other assets with a corresponding increase in long-term debt.  Liability positions are included in other liabilities and deferred credits with a corresponding decrease in long-term debt.

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2013, and 2012, the Company had outstanding forward exchange contracts with notional amounts aggregating $5.5 million and $6.1 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

The Company entered into currency swap contracts to manage changes in the fair value of U.S. dollar denominated debt held in Brazil.  The contracts effectively converted a portion of that debt to the functional currency of its Brazilian operation.  These currency swap contracts generally had maturities that matched the maturities of the underlying debt.  The Company had not designated these derivative instruments as hedging instruments.  There were no outstanding currency swap contracts as of December 31, 2013 or 2012.  The fair value related to swap contracts was recorded as an element of other non-operating income which offset the related transaction gains or losses.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at December 31, 2013 and 2012 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	December 31, 2013	December 31, 2012
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$—	$17.0
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	20.2	—

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
(in millions)	Income Statement Location	2013	2012	2011
Designated as hedges
Interest rate swaps	Interest expense	$8.1	$7.0	$1.6
Not designated as hedges
Forward exchange contracts	Other operating income	0.1	0.8	0.5
Currency swap contracts	Other non-operating income	—	—	(1.8)
Total		$8.2	$7.8	$0.3

Note 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2011	$636.9	$359.1	$52.4	$1,048.4

Acquisition and acquisition adjustments	0.6	2.5	—	3.1
Currency translation	0.3	(17.7)	0.2	(17.2)
Reported balance at December 31, 2012	637.8	343.9	52.6	1,034.3

Acquisition and acquisition adjustments	—	47.1	—	47.1
Divestiture	(4.7)	—	—	(4.7)
Currency translation	(0.8)	(23.7)	—	(24.5)
Reported balance at December 31, 2013	$632.3	$367.3	$52.6	$1,052.2

The components of amortized intangible assets follow:

	December 31, 2013		December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$26.2	$(14.4)	$21.0	$(13.8)
Technology based	82.6	(40.9)	91.3	(40.8)
Marketing related	23.0	(14.2)	24.9	(14.4)
Customer based	200.1	(71.8)	197.1	(64.1)
Reported balance	$331.9	$(141.3)	$334.3	$(133.1)

Amortization expense for intangible assets during 2013, 2012, and 2011 was $15.7 million, $18.1 million, and $18.1 million, respectively.  Estimated annual amortization expense is $15.0 million for 2014 and 2015, $14.8 million for 2016 and 2017, and $14.7 million for 2018.

The Company completed its annual impairment tests in the fourth quarter of 2013 with no indications of impairment of goodwill found.  The Company does not have any accumulated impairment losses.

Note 10 — PENSION PLANS

Total defined benefit, defined contribution, and multiemployer plan pension expense in 2013, 2012, and 2011 was $53.2 million, $68.7 million, and $50.7 million, respectively.  The Company sponsors 401(k) savings plans (a defined contribution plan) for substantially all U.S. employees.  Through December 31, 2013, the Company contributed $0.50 for every pre-tax $1.00 an employee contributed on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributed on the next six percent of eligible compensation for the plans that include a company match.  Effective January 1, 2014 the Company will contribute $0.50 for every pre-tax $1.00 an employee contributes on the first four percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next four percent of eligible compensation for the plans that include a company match. The Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2013, 2012, and 2011 were $9.0 million, $8.9 million, and $8.8 million, respectively.

Effective January 1, 2006, the Company’s U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population, and effective January 1, 2014, two of the Company's three U.S. defined benefit plans were frozen. Further benefit accruals for all persons entitled to benefits under these plans were frozen as of December 31, 2013. The Company recorded a plan curtailment of $32.6 million related to the amendments, and the actuarial gain recorded in 2013 was also impacted by the freeze. (Refer to the "Change in Benefit Obligation Table".) For those employees impacted, future pension benefits were replaced with the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  Total contribution expense for BIPSP and other defined contribution plans (including a multiemployer defined contribution plan) was $18.9 million in 2013, $10.7 million in 2012, and $11.8 million in 2011.  Defined benefit multiemployer plans cover employees at two different manufacturing locations and provide for contributions to union administered defined benefit pension plans.  Amounts contributed to the multiemployer plans in 2013, 2012, and 2011 totaled $1.0 million, $1.3 million, and $1.5 million, respectively.

 The Company’s defined benefit pension plans continue to cover a number of U.S. hourly employees, and the non-U.S. defined benefit plans cover select employees at various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In addition, the Company also sponsors an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law and increased benefits to reflect a service adjustment factor.

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2013, 2012, and 2011:

(in millions)	2013	2012	2011
Service cost - benefits earned during the year	$14.0	$14.7	$13.5
Interest cost on projected benefit obligation	32.5	33.7	35.2
Expected return on plan assets	(48.1)	(43.5)	(40.3)
Settlement loss (gain)	0.4	12.7	(3.3)
Curtailment gain	(0.4)	—	(2.2)
Amortization of unrecognized transition obligation	0.2	0.2	0.2
Amortization of prior service cost	1.8	1.5	2.1
Recognized actuarial net loss	23.9	28.5	23.4
Net periodic pension cost	$24.3	$47.8	$28.6

In 2012, the Company recognized a $12.7 million pension settlement charge. The supplemental pension plan provides for a lump sum payment option at the time of retirement.  The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year.

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2013 and 2012, were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$750.4	$728.6	$80.4	$76.2
Service cost	11.2	11.7	2.8	3.0
Interest cost	29.5	30.1	3.0	3.6
Participant contributions	—	—	0.4	0.8
Plan amendments	0.5	3.4	—	—
Plan settlements	—	—	(4.2)	(2.9)
Plan curtailments	(32.6)	—	(0.9)	—
Benefits paid	(29.5)	(56.3)	(2.1)	(3.5)
Actuarial (gain) loss	(88.1)	32.9	1.9	(0.8)
Transfer in	—	—	—	1.4
Foreign currency exchange rate changes	—	—	2.1	2.6
Benefit obligation at the end of the year	$641.4	$750.4	$83.4	$80.4

Accumulated benefit obligation at the end of the year	$641.4	$703.0	$68.5	$64.3

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2013	2012	2013	2012
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$555.3	$481.4	$63.3	$58.7
Actual return on plan assets	65.2	68.6	5.5	4.3
Employer contributions	36.2	61.6	2.8	3.8
Participant contributions	—	—	0.4	0.8
Plan settlements	—	—	(4.2)	(2.9)
Benefits paid	(29.5)	(56.3)	(2.1)	(3.5)
Foreign currency exchange rate changes	—	—	1.5	2.1
Fair value of plan assets at the end of the year	$627.2	$555.3	$67.2	$63.3

Unfunded status at year end:	$(14.2)	$(195.1)	$(16.2)	$(17.1)

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2013	2012	2013	2012
Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$23.2	$—	$0.4	$0.9
Accrued benefit liability, current	(6.1)	(2.0)	(0.5)	(0.7)
Accrued benefit liability, non-current	(31.3)	(193.1)	(16.1)	(17.3)
Sub-total	(14.2)	(195.1)	(16.2)	(17.1)
Deferred tax asset	56.5	121.0	2.2	2.7
Accumulated other comprehensive loss	89.4	191.6	6.1	6.3
Net amount related to pension plans	$131.7	$117.5	$(7.9)	$(8.1)

Accumulated other comprehensive loss related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2013	2012	2013	2012
Unrecognized net actuarial losses	$139.7	$304.9	$6.5	$6.9
Unrecognized net prior service costs	6.2	7.7	0.4	0.5
Unrecognized net transition costs	—	—	1.4	1.6
Tax benefit	(56.5)	(121.0)	(2.2)	(2.7)
Accumulated other comprehensive loss, end of year	$89.4	$191.6	$6.1	$6.3

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2014 are as follows:

		Non-U.S.
(in millions)	U.S. Pension Plans	Pension Plans
Net actuarial losses	$11.0	$0.1
Net prior service costs	1.5	0.1
Net transition costs	—	0.2
Total	$12.5	$0.4

The accumulated benefit obligation for all defined benefit pension plans was $709.9 million and $767.3 million at December 31, 2013, and 2012, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2013 and 2012.

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$37.4	$750.4	$74.1	$37.3	$37.4	$750.4	$30.8	$37.3
Accumulated benefit obligation	37.4	703.0	61.0	26.1	37.4	703.0	21.0	26.1
Fair value of plan assets	—	555.2	57.4	19.3	—	555.2	15.7	19.3

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax purposes.  The employer contributions for the years ended December 31, 2013 and 2012, were $39.0 million and $65.4 million, respectively.  Total expected cash contributions for 2014 are $10.1 million which are expected to satisfy plan and regulatory funding requirements.

For each of the years ended December 31, 2013 and 2012, the U.S. pension plans represented approximately 90 percent of the Company’s total plan assets and approximately 89 percent of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans are separately presented and discussed below.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Weighted-average discount rate	5.00%	4.00%	4.25%	3.89%
Rate of increase in future compensation levels	3.75%	3.75%	3.91%	3.79%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2013	2012	2011	2013	2012	2011
Weighted-average discount rate	4.13%	4.25%	5.25%	3.89%	4.68%	5.28%
Expected return on plan assets	8.00%	8.00%	8.25%	6.01%	6.32%	6.34%
Rate of increase in future compensation levels	3.75%	4.25%	4.25%	3.79%	3.81%	3.93%

The Pension Investment Committee appointed by the Company’s Board of Directors is responsible for overseeing the investments of the pension plans.  The overall investment strategy is to achieve a long-term rate of return that maintains an adequate funded ratio and minimizes the need for future contributions through diversification of asset types, investment strategies, and investment managers.  A target asset allocation policy is used to balance investments in equity securities with investments in fixed income securities.  Beginning in 2013, the Company adopted a liability responsive asset allocation policy that becomes more conservative as the funded status of the plans improve. The majority of pension plan assets relate to U.S. plans and the target allocation is currently to invest approximately 70 percent in fixed income securities and approximately 30 percent in equity securities. Equity securities primarily include investments in diversified portfolios of domestic large cap and small cap companies.  Fixed income securities include diversified investments across a broad spectrum of primarily investment-grade debt securities. To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations.  Using the Company’s 2014 target asset allocation based on a liability responsive asset allocation, the Company’s outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, the Company has determined these assumptions to be reasonable.

The pension plan assets measured at fair value at December 31, 2013 and 2012 follow:

	2013
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5.9	$9.8	$—	$—	$—	$—
Corporate debt securities	—	199.2	—	—	—	—
U.S. government debt securities	2.7	—	—	—	—	—
State and municipal debt securities	—	45.6	—	—	—	—
Corporate common stock	194.2	17.5	—	—	—	—
Registered investment company funds	10.2	133.3	—	44.8	—	—
Common trust funds	—	8.8	—	—	4.8	—
General insurance account	—	—	—	—	—	17.6
Balance at December 31, 2013	$213.0	$414.2	$—	$44.8	$4.8	$17.6

	2012
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4.0	$10.4	$—	$—	$—	$—
Corporate debt securities	—	123.1	—	—	—	—
U.S. government debt securities	2.2	—	—	—	—	—
State and municipal debt securities	—	19.1	—	—	—	—
Corporate common stock	265.0	19.7	—	—	—	—
Registered investment company funds	22.4	74.5	—	39.9	—	—
Common trust funds	—	14.8	—	—	4.4	—
General insurance account	—	—	—	—	—	19.0
Balance at December 31, 2012	$293.6	$261.6	$—	$39.9	$4.4	$19.0

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

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 follows:

(in millions)	Corporate Debt Securities	General Insurance Account
Fair value of plan assets at December 31, 2011	$2.7	$19.1
Actual return on plan assets	(0.1)	0.8
Purchases, sales and settlements, net	(2.5)	(1.2)
Transfers into (out of) Level 3 *	(0.1)	—
Foreign currency exchange rate changes	—	0.3
Fair value of plan assets at December 31, 2012	—	19.0
Actual return on plan assets	—	1.0
Purchases, sales and settlements, net	—	(3.2)
Foreign currency exchange rate changes	—	0.8
Fair value of plan assets at December 31, 2013	$—	$17.6
* Transfers into and out of Level 3 are due to availability of observable market data for the same or similar securities.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	U.S. Pension Plans	Non-U.S. Pension Plans
2014	$36.6	$3.5
2015	33.6	2.2
2016	35.1	7.3
2017	42.0	1.7
2018	41.2	3.9
Years 2019-2023	214.9	17.0

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

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2013, 2012, and 2011:

(in millions)	2013	2012	2011
Service cost - benefits earned during the year	$0.3	$0.3	$0.3
Interest cost on accumulated postretirement benefit obligation	0.4	0.4	0.4
Amortization of prior service credit	(0.6)	(0.6)	(0.6)
Recognized actuarial net gain	(0.3)	(0.3)	(0.4)
Net periodic postretirement benefit income	$(0.2)	$(0.2)	$(0.3)

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2013 and 2012, are as follows:

(in millions)	2013	2012
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$9.1	$9.4
Service cost	0.3	0.3
Interest cost	0.4	0.4
Participant contributions	0.6	0.4
Actuarial (gain) loss	(1.5)	0.1
Benefits paid	(1.0)	(1.5)
Benefit obligation at the end of the year	$7.9	$9.1

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$—	$—
Participant contributions	0.6	0.4
Employer contribution	0.4	1.1
Benefits paid	(1.0)	(1.5)
Fair value of plan assets at the end of the year	$—	$—

Unfunded status at year end:	$(7.9)	$(9.1)

(in millions)	2013	2012
Amount recognized in consolidated balance sheet consists of:
Accrued benefit liability, current	$(0.6)	$(0.6)
Accrued benefit liability, non-current	(7.3)	(8.5)
Sub-total	(7.9)	(9.1)
Deferred tax liability	(3.1)	(2.8)
Accumulated other comprehensive income	(4.8)	(4.5)
Net amount related to postretirement benefit plans	$(15.8)	$(16.4)

Accumulated other comprehensive income related to other postretirement benefit plans is as follows:

(in millions)	2013	2012
Unrecognized net actuarial gains	$(5.5)	$(3.0)
Unrecognized net prior service credits	(2.4)	(4.3)
Tax expense	3.1	2.8
Accumulated other comprehensive income, end of year	$(4.8)	$(4.5)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2014 are as follows:

(in millions)
Net actuarial gains	$0.4
Net prior service credits	0.6
Total	$1.0

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	Benefit Payments
2014	$0.5
2015	0.6
2016	0.6
2017	0.6
2018	0.6
Years 2019-2023	3.6

The employer contributions for the years ended December 31, 2013 and 2012 were $0.4 million and $1.1 million, respectively.  The expected contribution for 2014 is $0.5 million which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 7.0 percent for 2013 and was 7.5 percent for 2012; the health care trend was reset from 6.5% to 7.5% in 2014 grading to 5% in 2019 (reducing 0.5% annually), and remains at that level thereafter.  The annual incremental decrease was assumed to be one-half percent for both 2013 and 2012.  A one-percentage point change in assumed health care trends would have a nominal effect on both the total of service and interest cost components for 2013 and the post retirement benefit obligations at December 31, 2013.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2013 and 2012 were 5.00 percent and 4.00 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost was 4.00 percent, 4.25 percent, and 5.25 percent for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 12 — MULTIEMPLOYER DEFINED BENEFIT PENSION PLANS

As of December 31, 2013, the Company contributes to two multiemployer defined benefit pensions plans under the terms contained in two collective bargaining agreements.  The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

The Company recorded charges related to the withdrawal from the GCIU - Employer Retirement Fund as part of its facility consolidation activities in the years ended December 31, 2013, 2012, and 2011. In December, 2013, the Company settled with the GCIU and paid the withdrawal liability in full.

The Company’s participation in these plans for the annual period ended December 31, 2013, 2012, and 2011 is outlined in the table below.

									Expiration
Multiemployer		Pension Protection		FIP/RP	Company Contributions				Date of
Pension	EIN/Pension	Act Zone Status		Status	(in millions)			Surcharge	Bargaining
Fund	Plan Number	2013	2012	Implemented	2013	2012	2011	Imposed	Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.9	$0.9	$0.9	No	5/15/2015

Warehouse Employees Local 169 & Employers Joint Pension Fund	23-6230368/001	Red	Red	Yes	0.1	0.1	0.1	Yes	5/31/2014

GCIU — Employer Retirement Fund	91-6024903/001	Red	Red	Yes	—	0.3	0.5	Yes	Withdrawn (a)
					$1.0	$1.3	$1.5

(a)  The Company was party to two collective-bargaining agreements that required contributions to GCIU - Employer Retirement Fund.  The Company’s Newark, CA facility closed during 2012. The Company’s Minneapolis, MN facility closed during 2013.

The “EIN Number” column provides the Employer Identification Number (EIN).  Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2013 and 2012 is for the plan’s year-end at December 31, 2012 and December 31, 2011, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Implemented” column indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) has been implemented.

Note 13 — STOCK INCENTIVE PLANS

The Company’s 2007 (adopted in 2006) Stock Incentive Plan provides for the issuance of up to 6,000,000 shares of common stock to certain employees.  The plan expires 10 years after its inception, at which point no further stock awards may be granted.  As of December 31, 2013, 3,597,459 shares were available for future grants under these plans.  Shares forfeited by an employee become available for future grants. Distribution of stock awards is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the stock award grant to an employee.  Stock awards for directors vest immediately.  All other stock awards granted under the plans are subject to restrictions as to continuous employment, except in the case of death, permanent disability, or retirement.

Total compensation expense related to stock incentive plans was $16.4 million in 2013, $17.6 million in 2012, and $16.3 million in 2011. As of December 31, 2013, the unrecorded compensation cost for stock awards was $18.2 million and will be recognized over the remaining vesting period for each grant which ranges between 2014 and 2016.  The remaining weighted-average life of all stock awards outstanding as of December 31, 2013 was 1.72 years.  These awards are considered equity-based awards and are therefore classified as a component of additional paid-in capital.

In addition, cash payments are made during the vesting period on the outstanding stock awards granted prior to January 1, 2010, equal to the dividend on the Company’s common stock.  Cash payments equal to dividends on awards made on or after January 1, 2010, will be distributed at the same time as the shares of common stock to which they relate.

Time-Based Stock Awards

The cost of time-based stock awards is based on the fair market value of the Company's common stock on the date of grant and is charged to income on a straight-line basis over the requisite service period. The per share fair value of time-based stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $33.75, $30.61, and $32.14, respectively.

Performance-Based Stock Awards

Certain officers and key employees are also eligible to receive performance-based stock awards. Grantees of performance-based awards will be eligible to receive shares of the Company's common stock depending upon the Company's total shareowner return, assuming reinvestment of all dividends, relative to the performance of the Company's competitor group over a three-year period. The per share fair value of performance-based awards granted during the years ended December 31, 2013, 2012 and 2011 was $36.98, $39.10, and $41.80, respectively, which the Company determined using a Monte Carlo simulation and the following assumptions:

	2013	2012	2011
Average risk-free interest rate	0.37%	0.40%	1.03%
Expected volatility (Bemis Company, Inc.)	21.9%	27.7%	33.9%

The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected volatilities were determined using daily historical volatility for the most recent three-year period as of the grant date. During 2013, there was a 54.7 percent payout of 2010 performance grants, and the balance were canceled. In 2014, there will be no payout of 2011 awards and they all will be canceled.

The following table summarizes stock awards unit activity for the year ended December 31, 2013:

	Time-Based		Performance-Based
	Weighted-average grant date share value	(in thousands) Stock Awards	Weighted-average grant date share value	(in thousands) Stock Awards
Outstanding units granted at the beginning of the year	$30.80	2,150	$39.26	422
Units granted	33.75	398	36.98	146
Units paid (in shares)	32.79	(927)	38.01	(106)
Units canceled	30.93	(150)	37.58	(115)
Outstanding units granted at the end of the year	30.35	1,471	37.95	347

Note 14 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in millions)	2013	2012
Commercial paper payable through 2014	$240.5	$203.8
Notes payable in 2014, at an interest rate of 5.65% less unamortized discount of $0.1 and $0.2, respectively	399.9	399.8
Notes payable in 2019, at an interest rate of 6.8% less unamortized discount of $0.7 and $0.8, respectively	399.3	399.2
Notes payable in 2021, at an interest rate of 4.5% includes ($20.2) and $17.0 fair value of interest rate swap, respectively, less unamortized discount of $2.0 and $2.3, respectively	377.8	414.7
Debt of subsidiary companies	3.9	—
Obligations under capital leases	0.2	0.4

Total debt	1,421.6	1,417.9
Less current portion	0.2	0.3
Total long-term debt	$1,421.4	$1,417.6

Commercial paper and $400 million notes have been classified as long-term debt to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2013, was 0.3 percent.  The maximum amount of commercial paper outstanding during 2013 was $370.3 million, and the average outstanding during 2013 was $258.1 million.  The weighted-average interest rate during 2013 was 0.3 percent.

As of December 31, 2013, the Company had available from its banks a $1.1 billion revolving credit facility.  This credit facility is used principally as back-up for the Company’s commercial paper program and expires on August 12, 2018.  The revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of the Company’s international subsidiaries.

Refer to Note 8 - Derivative Instruments for information regarding the interest rate swap.

Long-term debt maturing in 2014 is $640.5 million. There is no long-term debt maturing from 2015-2018.  These amounts have been classified as long term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long term basis.  The Company was in compliance with all debt covenants throughout 2013.

Note 15 — LEASES

The Company has leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that generally expire at various times over the next 15 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $17.0 million in 2013, $17.4 million in 2012, and $17.8 million in 2011.

Minimum future obligations on leases in effect at December 31, 2013 were:

Operating
(in millions)	Leases
2014	$9.9
2015	9.0
2016	7.2
2017	5.7
2018	4.0
Thereafter	29.5
Total minimum obligations	$65.3

Note 16 — INCOME TAXES

(in millions)	2013	2012	2011
U.S. income before income taxes	$228.7	$229.5	$188.6
Non-U.S. income before income taxes	91.6	49.1	103.6
Income from before income taxes	$320.3	$278.6	$292.2

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$65.8	$60.3	$49.3
Foreign	33.4	30.5	31.2
State and local	6.5	5.3	0.9
Total current tax expense	105.7	96.1	81.4
Deferred tax expense (benefit):
U.S. federal	16.6	16.4	13.3
Foreign	(16.2)	(10.2)	5.1
State and local	1.6	2.5	5.1
Total deferred tax expense	2.0	8.7	23.5
Total income tax expense	$107.7	$104.8	$104.9

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(in millions)	2013	2012
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$9.0	$8.7
Inventories, principally due to additional costs inventoried for tax purposes	30.8	25.7
Employee compensation and benefits accrued for financial reporting purposes	51.6	127.8
Foreign net operating losses	26.8	25.0
Foreign tax credits	17.0	9.0
Other	16.8	8.6
Total deferred tax assets	152.0	204.8
Less valuation allowance	(42.1)	(36.6)
Total deferred tax assets, after valuation allowance	$109.9	$168.2

(in millions)	2013	2012
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$124.4	$138.6
Goodwill and intangible assets, principally due to differences in amortization	175.3	145.8
Total deferred tax liabilities	299.7	284.4

Deferred tax liabilities, net	$189.8	$116.2

The net deferred tax liabilities are reflected in the balance sheet as follows:

(in millions)	2013	2012
Deferred tax assets (included in prepaid expense and other current assets)	$80.0	$82.1
Deferred tax liabilities	269.8	198.3
Net deferred tax liabilities	$189.8	$116.2

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2013		2012		2011
(dollars in millions)	Amount	% of Income Before Tax	Amount	% of Income Before Tax	Amount	% of Income Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$112.1	35.0%	$97.5	35.0%	$102.3	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	5.2	1.6	5.0	1.8	3.9	1.3
Foreign tax rate differential	(4.2)	(1.3)	3.1	1.1	(0.6)	(0.2)
Manufacturing tax benefits	(6.5)	(2.0)	(5.2)	(1.9)	(4.2)	(1.4)
Other	1.1	0.3	4.4	1.6	3.5	1.2
Actual income tax expense	$107.7	33.6%	$104.8	37.6%	$104.9	35.9%

In 2013 a Brazilian subsidiary paid $21.3 million of dividends out of current earnings to the U.S. parent. This resulted in $8.9 million of additional tax and an increase in the foreign tax credit of $8.0 million. The Company placed a full valuation allowance against these credits. The net increase in tax due to the dividends was largely offset by the release of various foreign valuation allowances and foreign deferred tax liabilities.

As of December 31, 2013, the Company had foreign net operating loss carryovers of approximately $85.0 million that are available to offset future taxable income.  Approximately $32.6 million of the carryover expires over the period 2014-2032.  The remaining balance has no expiration.  In addition, the Company had $17.0 million of foreign tax credit carryover that is available to offset future tax.  This carryover expires over the period 2018-2023.

Current authoritative guidance issued by the Financial Accounting Standards Board ("FASB") requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company has, and continues to generate, both net operating losses and deferred tax assets in certain jurisdictions for which a valuation allowance is required.  The Company’s management determined that a valuation allowance of $42.1 million and $36.6 million against deferred tax assets primarily associated with the foreign net operating loss carryover and the foreign tax credit carryover was necessary at December 31, 2013 and 2012, respectively.

Provision has not been made for U.S. or additional foreign taxes on $390.5 million of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

The Company had total unrecognized tax benefits of $21.4 million and $25.6 million for the years ended December 31, 2013 and 2012, respectively. The approximate amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods was $21.4 million and $20.4 million for the years ended December 31, 2013 and 2012, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2013	2012
Balance at beginning of year	$25.6	$25.6
Additions based on tax positions related to the current year	3.6	2.3
Additions for tax positions of prior years	5.1	3.4
Reductions for tax positions of prior years	(9.9)	(0.4)
Reductions due to a lapse of the statute of limitations	(2.9)	(5.3)
Settlements	(0.1)	—
Balance at end of year	$21.4	$25.6

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized $1.0 million of net tax benefit, $0.6 million of net tax expense, and $0.9 million of net tax benefit related to interest and penalties during the years ended December 31, 2013, 2012, and 2011, respectively. The Company had approximately $6.5 million and $7.5 million accrued for interest and penalties, net of tax benefits, at December 31, 2013 and 2012, respectively.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in an amount of up to $5.0 million as a result of the resolution of positions taken on previously filed returns.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company's U.S. federal income tax returns prior to 2012 have been audited and settled.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2008 in the significant jurisdictions in which it operates.

Note 17 — ACCUMULATED OTHER COMPREHENSIVE LOSS

On January 1, 2013, the Company adopted changes required by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive loss. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive loss on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. Other than the additional disclosure requirements (see below), the adoption of these changes had no impact on the Consolidated Financial Statements. The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustment	Accumulated Other Comprehensive Loss
December 31, 2012	$80.5	$(193.4)	$(112.9)
Other comprehensive (loss) income before reclassifications	(88.5)	87.1	(1.4)
Amounts reclassified from accumulated other comprehensive loss	—	15.6	15.6
Net current period other comprehensive (loss) income	(88.5)	102.7	14.2
December 31, 2013	$(8.0)	$(90.7)	$(98.7)

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $55.6 million and $120.9 million as of December 31, 2013, and 2012, respectively. In September 2013 the Company approved amendments related to multiple qualified defined benefit pension plans effective December 31, 2013. The amendments froze all further benefit accruals for all persons entitled to benefits under the plans as of December 31, 2013. As a result, final average pay formulas will not reflect future compensation increases or additional service after December 31, 2013. Other comprehensive income before reclassifications reflects the effect of these plan amendments. Reclassifications of $25.5 million ($15.6 million, net of tax) for the year ended December 31, 2013, related to the amortization of accumulated pension losses into net periodic benefit cost. Refer to Note 10 — Pension Plans for additional detail.

The components of total other comprehensive income (loss) are as follows:

(in millions)	2013	2012	2011
Comprehensive income (loss) attributable to Bemis Company, Inc.	$226.8	$151.6	$(9.5)
Comprehensive income attributable to noncontrolling interests	—	—	5.3
Total comprehensive income (loss)	$226.8	$151.6	$(4.2)

Note 18 — NONCONTROLLING INTERESTS

During the third quarter of 2011, the Company completed the purchase of the shares owned by the noncontrolling interest of its Brazilian subsidiary, Dixie Toga, Ltda (formerly Dixie Toga, S.A.), for approximately $90 million.  The differences between the total consideration amounts paid and the noncontrolling interest adjustments were recorded as adjustments to capital in excess of par value.

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

(in millions, except per share amounts)	2013	2012	2011
Numerator
Net income attributable to Bemis Company, Inc.	$212.6	$173.8	$184.1
Income allocated to participating securities	(0.2)	(1.8)	(2.8)
Net income available to common shareholders (1)	$212.4	$172.0	$181.3

Denominator
Weighted-average common shares outstanding — basic	102.9	103.2	104.6
Dilutive shares	1.0	0.7	0.4
Weighted-average common and common equivalent shares outstanding — diluted	103.9	103.9	105.0

Per common share income
Basic	$2.06	$1.67	$1.73
Diluted	$2.04	$1.66	$1.73

(1) Basic weighted-average common shares outstanding	102.9	103.2	104.6
Basic weighted-average common shares outstanding and participating securities	103.0	104.3	106.2
Percentage allocated to common shareholders	99.9%	98.9%	98.5%

Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.  The excluded stock awards represented an aggregate of 0.3 million shares at December 31, 2013.  There were no anti-dilutive stock awards outstanding at December 31, 2012 or 2011.

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

The City disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $46.8 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the December 31, 2013 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A decision by the Lower Tax Court in the city of São Paulo canceled all of the assessments for the years 1991-1995.  The City, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also assessed Dixie Toga and Itap Bemis Ltda., a Dixie Toga subsidiary ("Itap Bemis"), the city services tax for the years 1996-2001.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $7.0 million for Itap Bemis and $22.7 million for Dixie Toga, translated to U.S. dollars at the December 31, 2013 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $48.5 million for Itap Bemis and $141.2 million for Dixie Toga for interest, monetary adjustments and costs.

The City has also assessed the city services tax for the subsequent years 2004-2009 for both entities.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments for tax, penalties, and interest are estimated to be approximately $47.5 million, translated to U.S. dollars at the December 31, 2013 exchange rate.

The Company strongly disagrees with the City’s position and intends to vigorously challenge any assessments by the City.  The Company is unable at this time to predict the ultimate outcome of the controversy and as such has not recorded any liability related to this matter.  An adverse resolution could be material to the Company's consolidated results of operations and/or cash flows of the period in which the matter is resolved.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $16.3 million, translated to U.S. dollars at the December 31, 2013 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Multiemployer Defined Benefit Pension Plans
As of December 31, 2013, the Company participates in two multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not directly manage these multi-employer pension plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by employers contributing to the plans.  Based on the information provided by the plan administrators, the Company is aware that these plans are underfunded.  In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the Company expects its contributions to these plans to increase in the future.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, the Company’s voluntary partial or full withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer pension plan would require the Company to make payments to the plan for the Company’s proportionate share of the multi-employer pension plan’s unfunded vested liabilities. In addition, if a multi-employer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the fund. It cannot be assured that there will not be a withdrawal event where the amount the Company would be required to contribute would have a material adverse impact on our consolidated financial condition, results of operations or cash flows. Based on the most recently available valuation data, the Company estimates a full withdrawal from both plans would result in a charge of approximately $25 million, with the option to pay the balance in installments over twenty years.

The Company recorded charges related to the full withdrawal from the GCIU-Employee Retirement Fund as part of the Company’s 2011 and 2012 facility consolidation program. In December 2013, the Company settled with the GCIU and paid the withdrawal liability in full.

Note 21 — SEGMENTS OF BUSINESS

The Company's business activities are organized around and aggregated into its three principal business segments, U.S. Packaging, Global Packaging and Pressure Sensitive Materials, based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Minor intersegment sales are generally priced to reflect nominal markups. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, other non-operating (income) expense, income taxes, and noncontrolling interests.

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

A summary of the Company’s business activities reported by its three business segments follows:

Business Segments (in millions)	2013	2012	2011
Sales including intersegment sales:
U.S. Packaging	$3,013.1	$3,062.6	$3,129.2
Global Packaging	1,518.8	1,561.3	1,650.1
Pressure Sensitive Materials	554.3	556.6	575.8

Intersegment sales:
U.S. Packaging	(28.5)	(22.5)	(18.5)
Global Packaging	(26.8)	(17.8)	(12.9)
Pressure Sensitive Materials	(1.1)	(1.0)	(1.0)
Total net sales	$5,029.8	$5,139.2	$5,322.7

U.S. Packaging
Operating profit before facility consolidation and other costs (a)	$382.9	$408.8	$341.3
Facility consolidation and other costs	(45.0)	(42.1)	(26.3)
Operating profit	337.9	366.7	315.0

Global Packaging
Operating profit before facility consolidation and other costs (a)	106.8	86.5	121.2
Facility consolidation and other costs	(0.4)	(26.6)	(8.6)
Operating profit	106.4	59.9	112.6

Pressure Sensitive Materials
Operating profit before facility consolidation and other costs (a)	30.0	37.1	36.1
Facility consolidation and other costs	—	—	(2.7)
Operating profit	30.0	37.1	33.4

Corporate
General corporate expenses before facility consolidation and other costs	(93.7)	(118.2)	(92.8)
Facility consolidation and other costs	—	—	(0.8)
General corporate expenses	(93.7)	(118.2)	(93.6)

Operating income	380.6	345.5	367.4

Interest expense	(68.2)	(70.9)	(76.8)
Other non-operating income	7.9	4.0	1.6

Income before income taxes	$320.3	$278.6	$292.2

(a)
Fiscal 2012 operating profit before facility consolidation and other costs includes adjustments associated with the alignment of certain accounting practices. The benefit (detriment) for U.S. Packaging, Global Packaging, and Pressure Sensitive Materials for the twelve months ended December 31, 2012 was $13.8 million, $(16.4) million, and $0.5 million, respectively. These adjustments did not have a material impact on the Company's previously issued consolidated financial statements.

Business Segments (in millions)	2013	2012	2011
Total assets:
U.S. Packaging	$2,016.8	$2,100.7	$2,186.6
Global Packaging	1,463.5	1,425.4	1,501.0
Pressure Sensitive Materials	319.8	325.5	302.1
Total identifiable assets (1)	3,800.1	3,851.6	3,989.7
Corporate assets (2)	310.1	334.1	330.7
Total	$4,110.2	$4,185.7	$4,320.4

Depreciation and amortization:
U.S. Packaging	$102.4	$114.6	$124.6
Global Packaging	63.6	67.3	75.5
Pressure Sensitive Materials	12.8	12.6	13.2
Corporate	11.5	9.8	7.0
Total	$190.3	$204.3	$220.3

Additions to property and equipment:
U.S. Packaging	$80.8	$65.1	$66.7
Global Packaging	42.3	47.2	36.2
Pressure Sensitive Materials	7.5	16.7	11.9
Corporate	9.2	7.4	20.4
Total	$139.8	$136.4	$135.2

Operations by geographic area (in millions)	2013	2012	2011
Net sales: (3)
United States	$3,444.6	$3,460.5	$3,517.2
Brazil	629.5	712.5	810.3
Other Americas	322.0	363.9	345.8
Europe	465.0	470.2	548.7
Asia-Pacific	168.7	132.1	100.7
Total	$5,029.8	$5,139.2	$5,322.7

Long-lived assets: (4)
United States	$906.2	$938.3	$986.7
Brazil	179.9	217.0	251.1
Other Americas	64.3	77.3	93.2
Europe	126.4	135.3	129.7
Asia-Pacific	74.3	54.1	39.8
Total	$1,351.1	$1,422.0	$1,500.5

(1)	Total assets by business segment include only those assets that are specifically identified with each segment’s operations.

(2)	Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property.

(3)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

(4)	Long-lived assets include net property and equipment, long-term receivables, deferred charges, and investment in affiliates.

Note 22 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2013
Net sales	$1,255.0	$1,297.1	$1,258.5	$1,219.2	$5,029.8
Gross profit	241.8	251.8	247.3	231.2	972.1
Net income	49.3	53.1	54.0	56.2	212.6
Basic earnings per common share	0.48	0.51	0.52	0.55	2.06
Diluted earnings per common share	0.47	0.51	0.52	0.54	2.04

2012
Net sales	$1,304.8	$1,312.7	$1,287.8	$1,233.9	$5,139.2
Gross profit	231.0	233.3	247.1	236.1	947.5
Net income	44.0	42.3	47.4	40.1	173.8
Basic earnings per common share	0.42	0.41	0.46	0.38	1.67
Diluted earnings per common share	0.42	0.40	0.45	0.38	1.66

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

(a)  Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Vice President and Controller (the principal financial officer), has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Vice President and Controller (the principal financial officer) have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Vice President and Controller (the principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control Over Financial Reporting
The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Vice President and Controller (the principal financial officer), the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (1992)).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page  30 of this Form 10-K.

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

ITEM 9B — OTHER INFORMATION

None.

PART  III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held
William F. Austen (55)	Executive Vice President and Chief Operating Officer	2013 to present
	Group President	2012 to 2013
	Vice President — Operations	2004 to 2012
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to 2004

Sheri H. Edison (57)	Vice President, General Counsel, and Secretary	2010 to present
	Senior Vice President and Chief Administrative Officer, Hill-Rom, Inc.	2007 to 2010
	Vice President, General Counsel, and Secretary, Hill-Rom, Inc.	2003 to 2007

Timothy S. Fliss (51)	Vice President — Human Resources	2010 to present
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

William E. Jackson (52)	Vice President and Chief Technology Officer	2013 to present
	Vice President of Global Research and Development — Dow Building and Construction	2007 to 2013
	Various management positions — General Electric	1992 to 2007

Jerry S. Krempa (53)	Vice President and Controller	2011 to present
	Various finance management positions within the Company	1998 to 2011

Melanie E.R. Miller (50)	Vice President, Investor Relations and Treasurer	2005 to present
	Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
	Various finance management positions within the Company	2000 to 2002

James W. Ransom (54)	Senior Vice President	2014 to present
	President — Bemis North America	2014 to present
	Group President	2012 to 2014
	Vice President — Operations	2007 to 2012
	President — Curwood, Inc. (1)	2005 to 2010
	President — Banner Packaging, Inc. (1)	2002 to 2005

Henry J. Theisen (60)	Chairman of the Board of Directors	2013 to present
	President and Chief Executive Officer	2008 to present
	Director	2006 to present
	President and Chief Operating Officer	2007 to 2008
	Executive Vice President and Chief Operating Officer	2003 to 2007
	Vice President — Operations	2002 to 2003
	Various R&D, marketing, and management positions within the Company	1976 to 2002
(1)           Identified operation is a 100 percent owned subsidiary or division of the Company.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity compensation plans as of December 31, 2013 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,164,308	(1)	N/A	(2)	3,597,459	(3)
Equity compensation plans not approved by security holders	—		N/A		—
Total	2,164,308	(1)	N/A	(2)	3,597,459	(3)

(1)	Includes restricted stock units.

(2)	Restricted stock units do not have an exercise price.

(3)	May be issued as options or restricted stock units.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013, and such information is expressly incorporated herein by reference.

PART  IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Management’s Responsibility Statement	29
Report of Independent Registered Public Accounting Firm	30
Consolidated Statement of Income	31
Consolidated Statement of Comprehensive Income	32
Consolidated Balance Sheet	33
Consolidated Statement of Cash Flows	34
Consolidated Statement of Equity	35
Notes to Consolidated Financial Statements	36

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	73
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

BEMIS COMPANY, INC.

By	/s/ Jerry S. Krempa
Jerry S. Krempa, Vice President and Controller
Date February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Henry J. Theisen	/s/ Jerry S. Krempa
Henry J. Theisen, Chairman of the Board of Directors, President and Chief Executive Officer	Jerry S. Krempa, Vice President and Controller (principal financial and accounting officer)
Date February 21, 2014	Date February 21, 2014

/s/ Ronald J. Floto	/s/ David S. Haffner
Ronald J. Floto, Director	David S. Haffner, Director
Date February 21, 2014	Date February 21, 2014

/s/ Barbara L. Johnson	/s/ Timothy M. Manganello
Barbara L. Johnson, Director	Timothy M. Manganello, Director
Date February 21, 2014	Date February 21, 2014

/s/ William L. Mansfield	/s/ Paul S. Peercy
William L. Mansfield, Director	Paul S. Peercy, Director
Date February 21, 2014	Date February 21, 2014

/s/ Edward N. Perry	/s/ David T. Szczupak
Edward N. Perry, Director	David T. Szczupak, Director
Date February 21, 2014	Date February 21, 2014

/s/ Holly A. Van Deursen	/s/ Philip G. Weaver
Holly A. Van Deursen, Director	Philip G. Weaver, Director
Date February 21, 2014	Date February 21, 2014

Exhibit Index

Exhibit		Description	Form of Filing
3	(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3	(b)	By-Laws of the Registrant, as amended through November 26, 2012. (2)	Incorporated by Reference
4	(a)
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
Incorporated by Reference
10	(b)	Bemis Deferred Compensation Plan, as amended Effective January 1, 2009.* (6)	Incorporated by Reference
10	(c)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of as of January 1, 2014.*	Filed Electronically
10	(d)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2014.*	Filed Electronically
10	(e)	Bemis Company, Inc. 2007 Stock Incentive Plan, Amended and Restated as of January 1, 2008.* (4)	Incorporated by Reference
10	(f)	Bemis Supplemental BIPSP (As amended effective January 1, 2014).*	Filed Electronically
10	(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (7)	Incorporated by Reference
10	(h)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (8)	Incorporated by Reference
10	(i)	Bemis Executive Officer Incentive Plan as of October 29, 1999.* (9)	Incorporated by Reference
10	(j)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (10)	Incorporated by Reference
10	(k)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers Effective January 1, 2009.* (11)	Incorporated by Reference
21		Subsidiaries of the Registrant.	Filed Electronically
23		Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2		Rule 13a-14(a)/15d-14(a) Certification of Vice President and Controller (principal financial officer).	Filed Electronically
32		Section 1350 Certification of CEO and Vice President and Controller (principal financial officer).	Filed Electronically
101		Interactive data files.	Filed Electronically

Footnotes to Exhibit Index

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 26, 2012 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2012 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 12, 2013 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-5277).
(10)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 21, 2005 (File No. 1-5277).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance at	Additions				Foreign			Balance
Year Ended	Beginning	Charged to				Currency			at Close
December 31,	of Year	Profit & Loss		Write-offs		Impact	Other		of Year
RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS, AND ALLOWANCES
2013	$29.6	$27.2		$(23.0)	(1)	$(3.1)	$—		$30.7
2012	30.5	13.3		(13.8)	(1)	(0.4)	—		29.6
2011	27.5	21.8		(16.8)	(1)	(1.6)	(0.4)	(2)	30.5

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2013	$36.6	$5.5	(3)	$—		$—	$—		$42.1
2012	31.6	4.3	(3)	—		0.7	—		36.6
2011	29.7	3.6	(3)	—		(1.7)	—		31.6

(1) Net of $0.1 million, $0.1 million, and $0.4 million collections on accounts previously written off, respectively.
(2) Reserve accruals and valuation allowance related to acquisition of the Mayor and Shield Pack operations.
(3) Represents charge to profit and loss, net of valuation allowance reversals, if any.