Form 10-Q
period 2014-03-31
BEMIS CO INC
filed 2014-05-02
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2014, the registrant had 100,853,359 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions, including continued uncertainties in Europe; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw materials: costs, availability, and terms (particularly for polymer resins and adhesives); price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to transition of production; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2013 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$1,237.8	$1,255.0
Cost of products sold	1,023.2	1,013.2
Gross profit	214.6	241.8

Operating expenses:
Selling, general and administrative expenses	122.7	130.6
Research and development	13.1	11.3
Facility consolidation and other costs	—	9.3
Other operating income	(0.4)	(1.5)

Operating income	79.2	92.1

Interest expense	16.9	16.6
Other non-operating (income) expense	(12.6)	4.1

Income before income taxes	74.9	71.4

Provision for income taxes	25.7	22.1

Net income	$49.2	$49.3

Basic earnings per share	$0.48	$0.48

Diluted earnings per share	$0.48	$0.47

Cash dividends paid per share	$0.27	$0.26

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2014	2013
Net income	$49.2	$49.3
Other comprehensive income:
Translation adjustments	10.0	8.4
Pension and other postretirement liability adjustments, net of tax (a)	1.3	4.2
Other comprehensive income	11.3	12.6
Total comprehensive income	$60.5	$61.9

(a) - Tax expense amounts related to pension and other postretirement liability adjustments	$(0.7)	$(2.6)

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$152.2	$141.7
Accounts receivable, net	654.1	615.4
Inventories	665.9	648.5
Prepaid expenses and other current assets	110.5	98.9
Total current assets	1,582.7	1,504.5
Property and equipment, net	1,242.7	1,284.3
Goodwill	1,046.3	1,052.2
Other intangible assets, net	187.0	190.6
Deferred charges and other assets	89.5	78.6
Total other long-term assets	1,322.8	1,321.4

TOTAL ASSETS	$4,148.2	$4,110.2

LIABILITIES

Current portion of long-term debt	$0.1	$0.2
Short-term borrowings	18.4	14.7
Accounts payable	395.0	362.8
Accrued salaries and wages	84.3	99.6
Accrued income and other taxes	56.7	32.3
Other current liabilities	90.5	92.3
Total current liabilities	645.0	601.9

Long-term debt, less current portion	1,441.5	1,421.4
Deferred taxes	258.5	269.8
Other liabilities and deferred credits	126.2	132.3
Total liabilities	2,471.2	2,425.4

EQUITY

Bemis Company, Inc. shareholders’ equity:
Common stock issued (128.0 and 127.9 shares, respectively)	12.8	12.8
Capital in excess of par value	550.5	548.1
Retained earnings	2,026.8	2,005.1
Accumulated other comprehensive loss	(87.4)	(98.7)
Common stock held in treasury (27.1 and 26.0 shares at cost, respectively)	(825.7)	(782.5)
Total equity	1,677.0	1,684.8

TOTAL LIABILITIES AND EQUITY	$4,148.2	$4,110.2

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$49.2	$49.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.6	49.2
Excess tax benefit from share-based payment arrangements	(0.4)	—
Share-based compensation	3.5	4.5
Deferred income taxes	(12.5)	5.8
Income of unconsolidated affiliated company	(0.4)	(0.6)
Loss on sale of property and equipment	—	0.2
Net facility consolidation and other costs	—	(1.7)
Gain on divestiture	(9.4)	—
Changes in working capital, excluding effect of acquisitions, divestitures and currency	(56.8)	(100.7)
Changes in other assets and liabilities	(8.3)	2.4

Net cash provided by operating activities	12.5	8.4

Cash flows from investing activities
Additions to property and equipment	(33.5)	(27.2)
Business acquisitions and adjustments, net of cash acquired	—	0.2
Proceeds from sale of property and equipment	2.5	0.3
Proceeds from divestiture	79.8	—

Net cash provided by (used in) investing activities	48.8	(26.7)

Cash flows from financing activities
Net borrowing of commercial paper	13.3	129.2
Net borrowing of short-term debt	5.1	0.1
Cash dividends paid to shareholders	(27.5)	(27.2)
Common stock purchased for the treasury	(43.2)	(35.6)
Excess tax benefit from share-based payment arrangements	0.4	—
Stock incentive programs and related tax withholdings	(1.5)	(12.7)

Net cash (used in) provided by financing activities	(53.4)	53.8

Effect of exchange rates on cash and cash equivalents	2.6	3.1

Net increase in cash and cash equivalents	10.5	38.6

Cash and cash equivalents balance at beginning of year	141.7	114.1

Cash and cash equivalents balance at end of period	$152.2	$152.7

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2012	$12.7	$545.4	$1,900.9	$(112.9)	$(705.2)	$1,640.9

Net income			49.3			49.3
Other comprehensive income				12.6		12.6
Cash dividends declared on common stock			(26.9)			(26.9)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(12.8)				(12.7)
Tax shortfall expense from share-based payment arrangements		(0.9)				(0.9)
Share-based compensation		4.5				4.5
Purchase of 1.0 shares of common stock for the treasury					(35.6)	(35.6)

Balance at March 31, 2013	$12.8	$536.2	$1,923.3	$(100.3)	$(740.8)	$1,631.2

Balance at December 31, 2013	$12.8	$548.1	$2,005.1	$(98.7)	$(782.5)	$1,684.8

Net income			49.2			49.2
Other comprehensive income				11.3		11.3
Cash dividends declared on common stock			(27.5)			(27.5)
Stock incentive programs and related tax withholdings (0.1 shares)		(1.5)				(1.5)
Excess tax benefit from share-based payment arrangements		0.4				0.4
Share-based compensation		3.5				3.5
Purchase of 1.1 shares of common stock for the treasury					(43.2)	(43.2)

Balance at March 31, 2014	$12.8	$550.5	$2,026.8	$(87.4)	$(825.7)	$1,677.0

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Bemis Company, Inc. (the "Company") in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 — New Accounting Guidance

In April 2014, the Financial Accounting Standards Board ("FASB") issued new guidance that redefines a discontinued operation as a component or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Continuing involvement will no longer preclude presentation as a discontinued operation. The guidance is required to be applied by the Company prospectively to new disposals and new classifications of disposal groups as held for sale beginning in fiscal 2015. However, early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

Note 3 — Divestiture and Plant Closure

Divestiture of Paper Packaging Division

On March 31, 2014, the Company completed the sale of its Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million, subject to customary post-closing adjustments. A $9.4 million pre-tax gain on the sale was recorded as part of other non-operating (income) expense for the three months ended March 31, 2014.

Pressure Sensitive Materials Plant Closure

In March 2014, the Company announced that it will close its plant in Stow, Ohio, one of its Pressure Sensitive Materials manufacturing facilities. Total estimated costs are approximately $30 million, with approximately $26 million in cash payments expected. During the three months ended March 31, 2014, plant closure costs of $25.0 million were recorded. These costs were primarily recorded within cost of products sold ($23.8 million) and included the Company's best estimate of a withdrawal liability for a multi-employer pension plan settlement. Management expects to cease operations at this location in May 2014, with all closure costs and cash payments to be incurred during fiscal 2014.

Note 4 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At March 31, 2014 and December 31, 2013, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at March 31, 2014 and December 31, 2013 follow:

	March 31, 2014		December 31, 2013
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt	$1,441.5	$1,552.3	$1,421.4	$1,520.1

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

	Fair Value As of	Fair Value As of
	March 31, 2014	December 31, 2013
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net liability position	$13.5	$20.2

Note 5 — Derivative Instruments

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At March 31, 2014 and December 31, 2013, the Company had outstanding forward exchange contracts with notional amounts aggregating $10.3 million and $5.5 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

The Company is exposed to credit loss in the event of non-performance by counterparties in forward exchange contracts and interest-rate swap contracts.  Collateral is generally not required of the counterparties or of the Company.  In the event a counterparty fails to meet the contractual terms of a currency swap or forward exchange contract, the Company’s risk is limited to the fair value of the instrument.  The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.  The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at March 31, 2014 and December 31, 2013 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	March 31, 2014	December 31, 2013
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	$13.5	$20.2

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013
Designated as hedges
Interest rate swaps	Interest expense	$2.1	$2.0
Not designated as hedges
Forward exchange contracts	Other operating income	(0.3)	—
Total		$1.8	$2.0

Note 6 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	March 31, 2014	December 31, 2013
Raw materials and supplies	$217.7	$215.6
Work in process and finished goods	448.2	432.9
Total inventories	$665.9	$648.5

Note 7 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2013	$632.3	$367.3	$52.6	$1,052.2
Reclassification	12.8	(12.8)	—	—
Divestiture	(10.1)	—	—	(10.1)
Currency translation	(0.4)	4.6	—	4.2
Reported balance at March 31, 2014	$634.6	$359.1	$52.6	$1,046.3

The components of amortized intangible assets follow:

	March 31, 2014		December 31, 2013
(in millions)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Assets	Amount	Amortization	Amount	Amortization
Contract based	$25.7	$(14.3)	$26.2	$(14.4)
Technology based	82.6	(42.1)	82.6	(40.9)
Marketing related	23.5	(14.5)	23.0	(14.2)
Customer based	200.6	(74.5)	200.1	(71.8)
Reported balance	$332.4	$(145.4)	$331.9	$(141.3)

Amortization expense for intangible assets was $3.9 million during the first three months of 2014 and 2013.  Estimated amortization expense for the remainder of 2014 is $11.8 million; $15.7 million for 2015; $15.5 million for 2016; $15.4 million for 2017 and 2018; and $15.2 million for 2019.  The Company does not have any accumulated impairment losses.

Note 8 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2013 Annual Report on Form 10-K are expected to continue unchanged throughout 2014.

	Three Months Ended March 31,
(in millions)	2014	2013
Service cost - benefits earned during the period	$1.9	$3.5
Interest cost on projected benefit obligation	8.6	8.1
Expected return on plan assets	(12.0)	(12.0)
Settlement loss	0.4	—
Curtailment loss	0.9	—
Amortization:
Unrecognized transition obligation	0.1	0.1
Prior service cost	0.4	0.4
Actuarial net loss	2.8	6.6
Net periodic benefit cost	$3.1	$6.7

Costs for defined contribution pension plans were $5.4 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, a curtailment benefit of $3.0 million was recorded related to other postretirement plan changes. Benefit costs for other postretirement plans were not significant for the three months ended March 31, 2013.

Note 9 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustment	Accumulated Other Comprehensive Loss
December 31, 2012	$80.5	$(193.4)	$(112.9)
Other comprehensive income before reclassifications	8.4	—	8.4
Amounts reclassified from accumulated other comprehensive loss	—	4.2	4.2
Net current period other comprehensive income	8.4	4.2	12.6
March 31, 2013	$88.9	$(189.2)	$(100.3)

December 31, 2013	$(8.0)	$(90.7)	$(98.7)
Other comprehensive income before reclassifications	10.0	—	10.0
Amounts reclassified from accumulated other comprehensive loss	—	1.3	1.3
Net current period other comprehensive income	10.0	1.3	11.3
March 31, 2014	$2.0	$(89.4)	$(87.4)

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $54.9 million and $55.6 million as of March 31, 2014 and December 31, 2013, respectively. Reclassifications of $4.2 million ($2.6 million, net of tax) and $7.1 million ($4.2 million, net of tax) for the three months ended March 31, 2014 and 2013, respectively, related to pension costs. An additional reclassification of $2.2 million ($1.3 million, net of tax) for the three months ended March 31, 2014 related to curtailment benefits associated with other postretirement plans. Refer to Note 8 — Components of Net Periodic Benefit Cost for additional detail.

Note 10 — Earnings Per Share Computations

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2014	2013
Numerator
Net income attributable to Bemis Company, Inc.	$49.2	$49.3
Income allocated to participating securities	—	—
Net income available to common shareholders (1)	$49.2	$49.3

Denominator
Weighted average common shares outstanding — basic	101.5	103.2
Dilutive shares	0.9	1.1
Weighted average common and common equivalent shares outstanding — diluted	102.4	104.3

Per common share income
Basic	$0.48	$0.48
Diluted	$0.48	$0.47

(1) Basic weighted average common shares outstanding	101.5	103.2
Basic weighted average common shares outstanding and participating securities	101.5	103.3
Percentage allocated to common shareholders	100.0%	99.9%

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 0.4 million shares for the three months ended March 31, 2014. There were no anti-dilutive stock awards outstanding for the three months ended March 31, 2013.

Note 11 — Legal Proceedings

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

The City disagreed and assessed Dixie Toga the city services tax for the years 1991-1995.  The assessments for those years are estimated to be approximately $48.5 million at the date the Company acquired Dixie Toga, translated to U.S. dollars at the March 31, 2014 exchange rate.  Dixie Toga challenged the assessments and ultimately litigated the issue.  A decision by the Lower Tax Court in the city of São Paulo canceled all of the assessments for the years 1991-1995.  The City, the State of São Paulo, and Dixie Toga had each appealed parts of the lower court decision.  On February 8, 2010, the São Paulo Court of Justice issued a Decision in favor of Dixie Toga.  This Decision has been appealed by the City.  In the event of a successful appeal by the City and an adverse resolution, the estimated amount for these years could be substantially increased for additional interest, monetary adjustments and costs from the date of acquisition.

The City has also assessed Dixie Toga and Itap Bemis Ltda., a Company subsidiary ("Itap Bemis"), the city services tax for the years 1996-2001.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments at the date of acquisition for these years for tax and penalties (exclusive of interest and monetary adjustments) are estimated to be approximately $7.3 million for Itap Bemis and $23.5 million for Dixie Toga, translated to U.S. dollars at the March 31, 2014 exchange rate.  In the event of an adverse resolution, the estimated amounts for these years could be increased by $52.4 million for Itap Bemis and $151.5 million for Dixie Toga for interest, monetary adjustments and costs.

The City has also assessed the city services tax for the subsequent years 2004-2009 for both entities.  The assessments for those years were upheld at the administrative level and are being challenged by the companies in the judicial courts.  The assessments for tax, penalties, and interest are estimated to be approximately $51.1 million, translated to U.S. dollars at the March 31, 2014 exchange rate.

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

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $16.8 million, translated to U.S. dollars at the March 31, 2014 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Multi-employer Defined Benefit Pension Plans

As of March 31, 2014, the Company participates in two multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not directly manage these multi-employer pension plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by employers contributing to the plans.  Based on the information provided by the plan administrators, the Company is aware that these plans are underfunded.  In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the Company expects its contributions to these plans to increase in the future.

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

Based on the most recently available valuation data, the Company estimates a full withdrawal from both plans would result in a charge of approximately $25 million, with the option to pay the balance in installments over twenty years. During the three months ended March 31, 2014, the Company recorded charges related to the best estimate of a withdrawal liability for the planned withdrawal from the Central States Southeast and Southwest Areas Pension Fund as part of a Pressure Sensitive Materials plant closure (refer to Note 3 — Divestiture and Plant Closure).

Note 12 — Segments of Business

The Company's business activities are organized around and aggregated into its three principal business segments, U.S. Packaging, Global Packaging and Pressure Sensitive Materials, based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Minor intersegment sales are generally priced to reflect nominal markups. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, other non-operating (income) expense, and income taxes.

A summary of the Company’s business activities reported by its three business segments follows:

	Three Months Ended March 31,
Business Segments (in millions)	2014	2013
Sales including intersegment sales:
U.S. Packaging	$745.6	$753.0
Global Packaging	361.7	374.3
Pressure Sensitive Materials	143.1	140.8

Intersegment sales:
U.S. Packaging	(7.4)	(7.0)
Global Packaging	(4.9)	(5.8)
Pressure Sensitive Materials	(0.3)	(0.3)
Total net sales	$1,237.8	$1,255.0

U.S. Packaging
Operating profit before facility consolidation and other costs	$91.8	$95.4
Facility consolidation and other costs	—	(9.4)
Operating profit	91.8	86.0

Global Packaging
Operating profit before facility consolidation and other costs	24.1	25.8
Facility consolidation and other costs	—	0.1
Operating profit	24.1	25.9

Pressure Sensitive Materials
Operating (loss) profit	(14.5)	7.7

Corporate
General corporate expenses	(22.2)	(27.5)

Operating income	79.2	92.1

Interest expense	16.9	16.6
Other non-operating (income) expense	(12.6)	4.1

Income before income taxes	$74.9	$71.4

Business Segments (in millions)	March 31, 2014	December 31, 2013
Total assets:
U.S. Packaging	$2,017.0	$2,016.8
Global Packaging	1,502.9	1,463.5
Pressure Sensitive Materials	334.6	319.8
Total identifiable assets (1)	3,854.5	3,800.1
Corporate assets (2)	293.7	310.1
Total	$4,148.2	$4,110.2

(1)    Total assets by business segment include only those assets that are specifically identified with each segment’s operations.
(2)  Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2014

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Three month review of results	Three Months Ended March 31,
(in millions, except per share amounts)	2014		2013
Net sales	$1,237.8	100.0%	$1,255.0	100.0%
Cost of products sold	1,023.2	82.7	1,013.2	80.7
Gross profit	214.6	17.3	241.8	19.3

Operating expenses
Selling, general, and administrative expenses	122.7	9.9	130.6	10.4
Research and development	13.1	1.1	11.3	0.9
Facility consolidation and other costs	—	—	9.3	0.7
Other operating income	(0.4)	—	(1.5)	(0.1)
Operating income	79.2	6.4	92.1	7.3

Interest expense	16.9	1.4	16.6	1.3
Other non-operating (income) expense	(12.6)	(1.0)	4.1	0.3
Income before income taxes	74.9	6.1	71.4	5.7

Provision for income taxes	25.7	2.1	22.1	1.8

Net income	$49.2	4.0%	$49.3	3.9%

Effective income tax rate		34.3%		31.0%

Diluted earnings per share	$0.48		$0.47

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

We recorded $9.3 million of charges associated with the facility consolidation programs during the three months ended March 31, 2013.  These costs have been recorded on the consolidated statement of income as facility consolidation and other costs.  Cash payments for these programs during the three months ended March 31, 2013 totaled $10.8 million.  At the end of 2013, the facility consolidation program was substantially complete.

Divestitures, Plant Closure, and Acquisition

Divestiture of Paper Packaging Division

On March 31, 2014, we completed the sale of our Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million, subject to customary post-closing adjustments. A $9.4 million pre-tax gain on the sale was recorded as part of other non-operating (income) expense for the three months ended March 31, 2014.

Pressure Sensitive Materials Plant Closure

In March 2014, we announced we will close our plant in Stow, Ohio, one of our Pressure Sensitive Materials manufacturing facilities. Total estimated costs are approximately $30 million, with approximately $26 million in cash payments expected. During the three months ended March 31, 2014, plant closure costs of $25.0 million were recorded. These costs were primarily recorded within cost of products sold ($23.8 million) and included our best estimate of a withdrawal liability for a multi-employer pension plan settlement. Management expects to cease operations at this location in May 2014, with all closure costs and cash payments to be incurred during fiscal 2014.

Acquisition of Specialty Film Manufacturer in Foshan, China

On July 1, 2013, we acquired Foshan New Changsheng Plastics Films Co., LTD ("NCS"), a specialty film manufacturer located in Foshan, China. NCS is a supplier to our food packaging plant in Dongguan, China and other specialty film product customers. The acquisition of this film platform is expected to provide cost and logistics benefits to support the Company's broader Asia-Pacific growth strategy. The cash purchase price was $75.6 million.

Divestiture of Clysar Plant in Clinton, Iowa

On May 29, 2013, we completed the sale of our Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors into the display market. Net proceeds of the transaction totaled $30 million.

Results of Operations — First Quarter 2014

Consolidated Overview

(in millions, except per share amounts)	2014	2013
Net sales	$1,237.8	$1,255.0
Net income	49.2	49.3
Diluted earnings per share	0.48	0.47

Net sales for the first quarter of 2014 decreased 1.4 percent compared to the same period of 2013. The impact of currency translation reduced net sales by 2.3 percent. The net impact of acquisitions and divestitures was insignificant. The remaining net sales increase was driven primarily by the benefit of improved price and mix, partially offset by a modest decrease in unit sales volume.

Diluted earnings per share for the first quarter of 2014 were $0.48 compared to $0.47 reported in the same quarter of 2013.  Results for the first quarter of 2014 included a $0.16 charge associated with a Pressure Sensitive Materials plant closing and a $0.06 gain on the sale of our Paper Packaging Division. Results for the first quarter of 2013 included a $0.06 charge associated with facility consolidation and other costs.

U.S. Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$738.2	$746.0
Operating profit (See Note 12 to the Condensed Consolidated Financial Statements)	91.8	86.0
Operating profit as a percentage of net sales	12.4%	11.5%

For the first quarter of 2014, U.S. Packaging net sales of $738.2 million represented a decrease of 1.0 percent compared to the same period of 2013. The prior year Clysar divestiture reduced sales by 2.2 percent compared to the first quarter of 2013. The remaining net sales increase was driven primarily by the benefit of improved price and mix, partially offset by a modest decrease in unit sales volume.

Operating profit for the first quarter of 2014 was $91.8 million, or 12.4 percent of net sales, compared to $86.0 million, or 11.5 percent of net sales in 2013. Operating profit in 2013 was negatively impacted by $9.4 million of facility consolidation and other costs. The current period profit reflects the impact of the modest decrease in unit sales volume.

Global Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$356.8	$368.5
Operating profit (See Note 12 to the Condensed Consolidated Financial Statements)	24.1	25.9
Operating profit as a percentage of net sales	6.8%	7.0%

For the first quarter of 2014, Global Packaging net sales of $356.8 million represented a decrease of 3.2 percent compared to the first quarter of 2013. The impact of currency translation reduced net sales by 8.4 percent compared to the previous year, primarily reflecting the weaker Brazilian currency. The acquisition of NCS during the third quarter of 2013 increased net sales by 4.6 percent in the current quarter. The remaining increase in Global Packaging net sales reflects the benefits of improved price and mix in 2014, partially offset by lower unit sales volumes.

Operating profit for the first quarter of 2014 was $24.1 million, or 6.8 percent of net sales, compared to $25.9 million, or 7.0 percent, of net sales in 2013. The net effect of currency translation decreased operating profit during the first quarter of 2014 by $2.8 million compared to the same period of 2013. Operating profit in 2013 was positively impacted by $0.1 million related to facility consolidation and other costs and $0.5 million related to the reversal of accruals of acquisition-related earnout payments.

Pressure Sensitive Materials Business Segment

(dollars in millions)	2014	2013
Net sales	$142.8	$140.5
Operating (loss) profit (See Note 12 to the Condensed Consolidated Financial Statements)	(14.5)	7.7
Operating (loss) profit as a percentage of net sales	(10.2)%	5.5%

Pressure Sensitive Materials net sales totaled $142.8 million for the first quarter of 2014, a 1.6 percent increase from the same period in 2013. Currency translation increased net sales by 1.4 percent during the period.

Operating loss for the first quarter of 2014 was $14.5 million, or 10.2 percent of net sales, compared to operating profit of $7.7 million, or 5.5 percent, of net sales in 2013. Operating results during the current period reflects strengthening demand in Europe for value-added graphic products sold for advertising and promotional applications and also improved global production efficiencies, offset by costs associated with a plant closure which negatively impacted operating results for the first quarter of 2014 by $25.0 million.

Consolidated Gross Profit

(dollars in millions)	2014	2013
Gross profit	$214.6	$241.8
Gross profit as a percentage of net sales	17.3%	19.3%

Consolidated gross profit decreased in the first quarter of 2014 reflecting $23.8 million of costs associated with the planned closure of one of our Pressure Sensitive Materials plants.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2014	2013
Selling, general and administrative expenses (SG&A)	$122.7	$130.6
SG&A as a percentage of net sales	9.9%	10.4%

Pension and stock compensation expense declined from the prior year, resulting in lower consolidated selling, general and administrative expenses. SG&A expenses also declined due to the effects of currency translation and business divestitures.

Consolidated Research and Development

(dollars in millions)	2014	2013
Research and development (R&D)	$13.1	$11.3
R&D as a percentage of net sales	1.1%	0.9%

Our increased investment in research and development supports our efforts to accelerate the pace of innovation to deliver growth.

Other Non-operating (Income) Expense

(in millions)	2014	2013
Other non-operating (income) expense	$(12.6)	$4.1

A $9.4 million pre-tax gain related to the sale of our Paper Packaging Division, and $3.2 million of interest income were recorded in the first quarter of 2014. We recognized $4.5 million of expense in 2013 for the write-off of indemnification receivables as an offsetting tax liability was reversed (see below). These equal and offsetting items had no impact on operating profit, net income or earnings per share in 2013.

Consolidated Income Taxes

(dollars in millions)	2014	2013
Income taxes	$25.7	$22.1
Effective tax rate	34.3%	31.0%

During the first quarter of 2013, a $4.5 million tax benefit was recognized for the reversal of non-U.S. tax liabilities that were assumed in a past acquisition. We also recognized an equal amount of non-operating expense for the write-off of related receivables (see above). These equal and offsetting items had no impact on operating profit, net income or earnings per share for 2013. We expect the effective income tax rate for the remaining quarters of 2014 to be approximately 35 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 43.8 percent and 43.5 percent at March 31, 2014 and December 31, 2013, respectively.  Total debt as of March 31, 2014 and December 31, 2013 was $1.5 billion and $1.4 billion, respectively.

Cash Flow

Net cash provided by operating activities was $12.5 million for the first three months of 2014, compared to $8.4 million for the first three months of 2013.

Net cash provided by investing activities was $48.8 million for the first three months of 2014, compared to cash used by investing activities of $26.7 million for the same period of 2013. In 2014 we received $79.8 million as net proceeds from the divestiture of our Paper Packaging Division.

Net cash used in financing activities was $53.4 million for the three months ended March 31, 2014, compared to net cash provided by financing activities of $53.8 million for the same period of 2013. During the prior year, net commercial paper borrowings were needed to finance our seasonal working capital increases and restructuring and pension payments.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of March 31, 2014, our commercial paper debt outstanding was $253.8 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of March 31, 2014, there was $253.8 million of debt outstanding supported by this credit facility, leaving $846.2 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

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

New Accounting Pronouncements

There has been no new accounting guidance issued or effective during the first three months of 2014 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows. For additional information, refer to Note 2 — New Accounting Guidance in the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three month period ended March 31, 2014.  For additional information, refer to Note 4 and Note 5 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We believe that at March 31, 2014 there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	100,000	$40.70	100,000	2,387,783
February 1-28, 2014	600,000	38.98	600,000	1,787,783
March 1-31, 2014	400,000	39.26	400,000	1,387,783

Total		$39.24	1,100,000	1,387,783

On November 4, 2010, the Board of Directors increased the authority to repurchase the Company's common stock to a total of ten million shares. There is not an expiration date for this plan. During the first quarter, the Company repurchased 1,100,000 shares of Bemis common stock in the open market at an average price of $39.24 per share.  As of March 31, 2014, under authority granted by the Board of Directors, the Company had remaining authorization to repurchase 1,387,783 shares of Bemis common stock. On May 1, 2014, the Board of Directors of the Company increased the authorization for repurchases by eight million shares of Bemis Company stock, supplementing the current buyback authorization.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 2, 2014	/s/ Jerry S. Krempa
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