Form 10-Q
period 2014-06-30
BEMIS CO INC
filed 2014-08-01
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 30, 2014, the registrant had 99,879,476 shares of Common Stock, $0.10 par value, issued and outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$1,241.6	$1,297.1	$2,479.4	$2,552.1
Cost of products sold	995.9	1,045.3	2,019.1	2,058.5
Gross profit	245.7	251.8	460.3	493.6

Operating expenses:
Selling, general and administrative expenses	119.8	132.1	242.5	262.7
Research and development	12.6	11.7	25.7	23.0
Facility consolidation and other costs	—	20.9	—	30.2
Other operating income	(2.5)	(3.2)	(2.9)	(4.7)

Operating income	115.8	90.3	195.0	182.4

Interest expense	17.0	17.0	33.9	33.6
Other non-operating income	(1.5)	(7.2)	(14.1)	(3.1)

Income before income taxes	100.3	80.5	175.2	151.9

Provision for income taxes	34.5	27.4	60.2	49.5

Net income	$65.8	$53.1	$115.0	$102.4

Basic earnings per share	$0.66	$0.51	$1.14	$0.99

Diluted earnings per share	$0.65	$0.51	$1.13	$0.98

Cash dividends paid per share	$0.27	$0.26	$0.54	$0.52

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$65.8	$53.1	$115.0	$102.4
Other comprehensive income (loss):
Translation adjustments	19.2	(75.0)	29.2	(66.6)
Pension and other postretirement liability adjustments, net of tax (a)	(2.8)	4.2	(1.5)	8.4
Other comprehensive income (loss)	16.4	(70.8)	27.7	(58.2)
Total comprehensive income (loss)	$82.2	$(17.7)	$142.7	$44.2

(a) - Tax benefit (expense) related to pension and other postretirement liability adjustments	$1.7	$(2.8)	$1.0	$(5.3)

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$127.2	$141.7
Accounts receivable, net	669.5	615.4
Inventories	684.1	648.5
Prepaid expenses and other current assets	113.6	98.9
Total current assets	1,594.4	1,504.5
Property and equipment, net	1,236.4	1,284.3
Goodwill	1,051.6	1,052.2
Other intangible assets, net	184.1	190.6
Deferred charges and other assets	86.5	78.6
Total other long-term assets	1,322.2	1,321.4

TOTAL ASSETS	$4,153.0	$4,110.2

LIABILITIES

Current portion of long-term debt	$—	$0.2
Short-term borrowings	15.9	14.7
Accounts payable	390.6	362.8
Accrued salaries and wages	96.4	99.6
Accrued income and other taxes	31.1	32.3
Other current liabilities	81.9	92.3
Total current liabilities	615.9	601.9

Long-term debt, less current portion	1,465.1	1,421.4
Deferred taxes	256.4	269.8
Other liabilities and deferred credits	120.3	132.3
Total liabilities	2,457.7	2,425.4

Commitments and contingencies (See Note 12)

EQUITY

Common stock issued (128.0 and 127.9 shares, respectively)	12.8	12.8
Capital in excess of par value	555.1	548.1
Retained earnings	2,065.0	2,005.1
Accumulated other comprehensive loss	(71.0)	(98.7)
Common stock held in treasury (28.1 and 26.0 shares at cost, respectively)	(866.6)	(782.5)
Total equity	1,695.3	1,684.8

TOTAL LIABILITIES AND EQUITY	$4,153.0	$4,110.2

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$115.0	$102.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94.8	97.0
Excess tax benefit from share-based payment arrangements	(0.6)	—
Share-based compensation	7.9	10.6
Deferred income taxes	(14.2)	9.3
Income of unconsolidated affiliated company	(0.6)	(1.5)
(Gain) loss on sale of property and equipment	(0.4)	0.2
Net facility consolidation and other costs	—	2.9
Gain on divestitures	(9.4)	(5.9)
Changes in working capital, excluding effect of acquisitions, divestitures and currency	(116.6)	(77.8)
Changes in other assets and liabilities	(5.5)	(34.8)

Net cash provided by operating activities	70.4	102.4

Cash flows from investing activities
Additions to property and equipment	(69.3)	(54.5)
Business acquisitions and adjustments, net of cash acquired	—	0.2
Proceeds from sale of property and equipment	7.8	5.5
Proceeds from divestitures	79.8	30.4

Net cash provided by (used in) investing activities	18.3	(18.4)

Cash flows from financing activities
Repayment of long-term debt	(0.2)	—
Net borrowing of commercial paper	32.5	60.7
Net borrowing (repayment) of short-term debt	5.3	(1.0)
Cash dividends paid to shareholders	(54.6)	(54.0)
Common stock purchased for the treasury	(84.1)	(35.6)
Deferred payments for business acquisitions	(6.6)	—
Excess tax benefit from share-based payment arrangements	0.6	—
Stock incentive programs and related tax withholdings	(1.5)	(12.7)

Net cash used in financing activities	(108.6)	(42.6)

Effect of exchange rates on cash and cash equivalents	5.4	(5.3)

Net (decrease) increase in cash and cash equivalents	(14.5)	36.1

Cash and cash equivalents balance at beginning of year	141.7	114.1

Cash and cash equivalents balance at end of period	$127.2	$150.2

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2012	$12.7	$545.4	$1,900.9	$(112.9)	$(705.2)	$1,640.9

Net income			102.4			102.4
Other comprehensive loss				(58.2)		(58.2)
Cash dividends declared on common stock			(54.2)			(54.2)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(12.8)				(12.7)
Tax shortfall expense from share-based payment arrangements		(0.8)				(0.8)
Share-based compensation		10.6				10.6
Purchase of 1.0 shares of common stock for the treasury					(35.6)	(35.6)

Balance at June 30, 2013	$12.8	$542.4	$1,949.1	$(171.1)	$(740.8)	$1,592.4

Balance at December 31, 2013	$12.8	$548.1	$2,005.1	$(98.7)	$(782.5)	$1,684.8

Net income			115.0			115.0
Other comprehensive income				27.7		27.7
Cash dividends declared on common stock			(55.1)			(55.1)
Stock incentive programs and related tax withholdings (0.1 shares)		(1.5)				(1.5)
Excess tax benefit from share-based payment arrangements		0.6				0.6
Share-based compensation		7.9				7.9
Purchase of 2.1 shares of common stock for the treasury					(84.1)	(84.1)

Balance at June 30, 2014	$12.8	$555.1	$2,065.0	$(71.0)	$(866.6)	$1,695.3

See accompanying notes to condensed consolidated financial statements.

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

Note 2 — New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance which supersedes current revenue recognition requirements.  This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance is required to be applied by the Company in the first quarter of fiscal 2017 using one of two retrospective application methods. The Company is currently evaluating the application methods and the impact of this new statement on the Company's consolidated financial position, results of operations, or cash flows.

In April 2014, the FASB issued new guidance that redefines a discontinued operation as a component or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Continuing involvement will no longer preclude presentation as a discontinued operation. The guidance is required to be applied by the Company prospectively to new disposals and new classifications of disposal groups as held for sale beginning in fiscal 2015. However, early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

Note 3 — Subsequent Event

On July 15, 2014, the Company amended its revolving credit facility to provide for a $200 million term loan. This term loan will have an eight-year term and a variable rate based on the one-month London Interbank Offered Rate (LIBOR) plus a fixed spread. The Company will use this term loan combined with commercial paper borrowings to refinance $400 million public notes maturing in August 2014.

Note 4 — Divestitures and Plant Closure

Divestiture of Paper Packaging Division

On March 31, 2014, the Company completed the sale of its Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million, subject to customary post-closing adjustments. A $9.4 million pre-tax gain on the sale was recorded as part of other non-operating income for the six months ended June 30, 2014.

Pressure Sensitive Materials Plant Closure

In March 2014, the Company announced the closure of its plant in Stow, Ohio, one of its Pressure Sensitive Materials manufacturing facilities. Operations ceased at this location in May 2014. During the six months ended June 30, 2014, plant closure costs of $25.0 million were recorded and approximately $20 million of cash payments were made. These costs were primarily recorded within cost of products sold ($23.2 million) and included a withdrawal liability for a multi-employer pension plan settlement. The Company expects that closure costs and cash payments during the second half of 2014 will not be significant.

Divestiture of Clysar

On May 29, 2013, the Company completed the sale of its Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors. A $5.9 million pre-tax gain on the sale was recorded as part of other non-operating income during the second quarter of 2013. As of June 30, 2013, net proceeds of the transaction totaled $30.4 million, subject to customary post-closing adjustments, which reduced the proceeds and gain slightly during the second half of 2013.

Note 5 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At June 30, 2014 and December 31, 2013, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at June 30, 2014 and December 31, 2013 follow:

	June 30, 2014		December 31, 2013
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt	$1,465.1	$1,575.6	$1,421.4	$1,520.1

The fair values of derivatives are based on inputs other than quoted prices that are observable for the asset or liability.  These inputs include interest rates.  The financial assets and financial liabilities are primarily valued using standard calculations / models that use as their basis readily observable market parameters.  Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes. The fair value of the Company's derivatives follow:

	Fair Value As of	Fair Value As of
	June 30, 2014	December 31, 2013
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net liability position	$5.3	$20.2

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

The Company enters into interest rate swap contracts to economically convert a portion of the Company’s fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, the Company entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as fair value hedges of the Company’s $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month LIBOR, set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  Fair values of these interest rate swaps are determined using discounted cash flow or other appropriate methodologies.  Asset positions are included in deferred charges and other assets with a corresponding increase in long-term debt.  Liability positions are included in other liabilities and deferred credits with a corresponding decrease in long-term debt.

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At June 30, 2014 and December 31, 2013, the Company had outstanding forward exchange contracts with notional amounts aggregating $11.8 million and $5.5 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at June 30, 2014 and December 31, 2013 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	June 30, 2014	December 31, 2013
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	$5.3	$20.2

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013	2014	2013
Designated as hedges
Interest rate swaps	Interest expense	$2.1	$2.0	$4.2	$4.0
Not designated as hedges
Forward exchange contracts	Other operating income	0.1	0.1	(0.2)	0.2
Total		$2.2	$2.1	$4.0	$4.2

Note 7 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	June 30, 2014	December 31, 2013
Raw materials and supplies	$224.9	$215.6
Work in process and finished goods	459.2	432.9
Total inventories	$684.1	$648.5

Note 8 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2013	$632.3	$367.3	$52.6	$1,052.2
Reclassification	12.8	(12.8)	—	—
Divestiture	(10.1)	—	—	(10.1)
Currency translation	(0.1)	9.6	—	9.5
Reported balance at June 30, 2014	$634.9	$364.1	$52.6	$1,051.6

The components of amortized intangible assets follow:

(in millions)	June 30, 2014		December 31, 2013
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$25.8	$(14.5)	$26.2	$(14.4)
Technology based	83.5	(43.4)	82.6	(40.9)
Marketing related	23.5	(14.8)	23.0	(14.2)
Customer based	201.5	(77.5)	200.1	(71.8)
Reported balance	$334.3	$(150.2)	$331.9	$(141.3)

Amortization expense for intangible assets was $7.9 million and $7.8 million during the first six months of 2014 and 2013, respectively.  Estimated amortization expense is $7.9 million for the remainder of 2014; $15.8 million for 2015; $15.6 million for 2016; $15.5 million for 2017 and 2018; and $15.3 million for 2019.  The Company does not have any accumulated impairment losses.

Note 9 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2013 Annual Report on Form 10-K are expected to continue unchanged throughout 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Service cost - benefits earned during the period	$2.0	$3.6	$3.9	$7.1
Interest cost on projected benefit obligation	8.4	8.1	17.0	16.2
Expected return on plan assets	(12.0)	(12.0)	(24.0)	(24.0)
Settlement loss	—	—	0.4	—
Curtailment loss	—	—	0.9	—
Amortization:
Unrecognized transition obligation	—	—	0.1	0.1
Prior service cost	0.3	0.2	0.7	0.6
Actuarial net loss	3.0	6.4	5.8	13.0
Net periodic benefit cost	$1.7	$6.3	$4.8	$13.0

Costs for defined contribution pension plans were $5.1 million and $10.5 million for the three and six months ended June 30, 2014, respectively. Costs for defined contribution pension plans were $4.3 million and $9.3 million for the three and six months ended June 30, 2013, respectively. For the six months ended June 30, 2014, a curtailment benefit of $3.0 million was recorded related to other postretirement plan changes. Benefit costs for other postretirement plans were not significant for the six months ended June 30, 2013.

Note 10 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2012	$80.5	$(193.4)	$(112.9)
Other comprehensive loss before reclassifications	(66.6)	—	(66.6)
Amounts reclassified from accumulated other comprehensive loss	—	8.4	8.4
Net current period other comprehensive loss	(66.6)	8.4	(58.2)
June 30, 2013	$13.9	$(185.0)	$(171.1)

December 31, 2013	$(8.0)	$(90.7)	$(98.7)
Other comprehensive income before reclassifications	29.2	(4.8)	24.4
Amounts reclassified from accumulated other comprehensive loss	—	3.3	3.3
Net current period other comprehensive income	29.2	(1.5)	27.7
June 30, 2014	$21.2	$(92.2)	$(71.0)

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $56.6 million and $55.6 million as of June 30, 2014 and December 31, 2013, respectively. Reclassifications of $3.3 million ($2.1 million, net of tax) and $6.6 million ($4.2 million, net of tax) for the three months ended June 30, 2014 and 2013, respectively, related to pension costs. Reclassifications of $7.5 million ($4.7 million, net of tax) and $13.7 million ($8.4 million, net of tax) for the six months ended June 30, 2014 and 2013, respectively, related to pension costs. Other comprehensive income before reclassifications of $7.7 million ($4.8 million, net of tax) for the three and six months ended June 30, 2014, related to remeasurement of other postretirement plans triggered by curtailment. An additional reclassification of $2.2 million ($1.4 million, net of tax) for the three and six months ended June 30, 2014, related to curtailment benefits associated with other postretirement plans. Refer to Note 9 — Components of Net Periodic Benefit Cost for additional detail.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Numerator
Net income attributable to Bemis Company, Inc.	$65.8	$53.1	$115.0	$102.4
Income allocated to participating securities	—	(0.1)	—	(0.2)
Net income available to common shareholders (1)	$65.8	$53.0	$115.0	$102.2

Denominator
Weighted average common shares outstanding — basic	100.4	102.9	101.0	103.0
Dilutive shares	0.9	1.0	0.9	1.1
Weighted average common and common equivalent shares outstanding — diluted	101.3	103.9	101.9	104.1

Per common share income
Basic	$0.66	$0.51	$1.14	$0.99
Diluted	$0.65	$0.51	$1.13	$0.98

(1) Basic weighted average common shares outstanding	100.4	102.9	101.0	103.0
Basic weighted average common shares outstanding and participating securities	100.4	103.0	101.0	103.2
Percentage allocated to common shareholders	100.0%	99.9%	100.0%	99.8%

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 0.4 million shares for the three and six months ended June 30, 2014. There were no anti-dilutive stock awards outstanding for the three and six months ended June 30, 2013.

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

São Paulo Tax Dispute

Two of the Company’s subsidiaries (Dixie Toga Ltda ("Dixie Toga") and Itap Bemis Ltda.) were involved in a tax dispute with the City of São Paulo, Brazil ("City"). The City imposes a tax on the rendering of printing services. The City assessed this city services tax on the production and sale of printed labels and packaging products. The Company disagreed and contended that the city services tax was not applicable to its products and that the products were subject only to the state value added tax ("VAT"). Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes. Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, the Company appealed the city services tax and instead continued to collect and pay only the state VAT.

The City disagreed and assessed the subsidiaries the city services tax for the multiple years dating back to 1991. The Company challenged the assessments and ultimately litigated the issue. Multiple courts including the Lower Tax Court in the city of São Paulo and the São Paulo Court of Justice previously issued decisions in favor of the Company. In May 2014, the Second Panel of the Supreme Court for the State of São Paulo issued a decision in favor of the Company in one of the relevant lawsuits.  The City did not appeal, and the decision is final.  We expect it may take several years before the remaining cases are fully decided, but we believe this decision has established precedence and should lead to a favorable ruling in the remaining cases.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $17.3 million, translated to U.S. dollars at the June 30, 2014 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Multi-employer Defined Benefit Pension Plans

As of June 30, 2014, the Company participates in one multi-employer defined benefit pension plan based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not directly manage this multi-employer pension plan, which is generally managed by a board of trustees, half of whom are appointed by the unions and the other half by employers contributing to the plans.  Based on the information provided by the plan administrator, the Company is aware that this plan is underfunded.  In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the Company expects its contributions to this plan to increase in the future.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, the Company’s voluntary partial or full withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer pension plan, would require the Company to make payments to the plan for the Company’s proportionate share of the multi-employer pension plan’s unfunded vested liabilities. In addition, if a multi-employer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of five percent on the amount of the accumulated funding deficiency for those employers contributing to the fund. It cannot be assured that there will not be a withdrawal event where the amount the Company would be required to contribute would have a material adverse impact on our consolidated financial condition, results of operations, or cash flows.

As of December 31, 2013, based on the most recently available valuation data, the Company estimated a full withdrawal from its two remaining multi-employer plans would result in a charge of approximately $25 million, with the option to pay the balance in installments over twenty years. During the six months ended June 30, 2014, the Company settled and paid a withdrawal liability for the withdrawal from the Central States Southeast and Southwest Areas Pension Fund as part of a Pressure Sensitive Materials plant closure (refer to Note 4 — Divestitures and Plant Closure). The Company's current estimate of residual exposure related to its one remaining plan is not significant.

Note 13 — Segments of Business

The Company's business activities are organized around and aggregated into its three principal business segments, U.S. Packaging, Global Packaging, and Pressure Sensitive Materials, based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Minor intersegment sales are generally priced to reflect nominal markups. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, other non-operating income, and income taxes.

A summary of the Company’s business activities reported by its three business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Business Segments (in millions)	2014	2013	2014	2013
Sales including intersegment sales:
U.S. Packaging	$732.4	$788.8	$1,478.0	$1,541.8
Global Packaging	379.4	382.3	741.1	756.6
Pressure Sensitive Materials	144.4	142.1	287.5	282.9

Intersegment sales:
U.S. Packaging	(6.6)	(7.9)	(14.0)	(14.9)
Global Packaging	(7.6)	(7.9)	(12.5)	(13.7)
Pressure Sensitive Materials	(0.4)	(0.3)	(0.7)	(0.6)
Total net sales	$1,241.6	$1,297.1	$2,479.4	$2,552.1

U.S. Packaging
Operating profit before facility consolidation and other costs	$101.0	$101.5	$192.8	$196.9
Facility consolidation and other costs	—	(21.2)	—	(30.6)
Operating profit	101.0	80.3	192.8	166.3

Global Packaging
Operating profit before facility consolidation and other costs	26.6	27.1	50.7	52.9
Facility consolidation and other costs	—	0.3	—	0.4
Operating profit	26.6	27.4	50.7	53.3

Pressure Sensitive Materials
Operating profit (loss)	9.8	6.0	(4.7)	13.7

Corporate
General corporate expenses	(21.6)	(23.4)	(43.8)	(50.9)

Operating income	115.8	90.3	195.0	182.4

Interest expense	17.0	17.0	33.9	33.6
Other non-operating income	(1.5)	(7.2)	(14.1)	(3.1)

Income before income taxes	$100.3	$80.5	$175.2	$151.9

Business Segments (in millions)	June 30, 2014	December 31, 2013
Total assets:
U.S. Packaging	$2,016.2	$2,016.8
Global Packaging	1,517.2	1,463.5
Pressure Sensitive Materials	326.0	319.8
Total identifiable assets (1)	3,859.4	3,800.1
Corporate assets (2)	293.6	310.1
Total	$4,153.0	$4,110.2

(1)    Total assets by business segment include only those assets that are specifically identified with each segment’s operations.
(2)  Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2014

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2014		2013		2014		2013
Net sales	$1,241.6	100.0%	$1,297.1	100.0%	$2,479.4	100.0%	$2,552.1	100.0%
Cost of products sold	995.9	80.2	1,045.3	80.6	2,019.1	81.4	2,058.5	80.7
Gross profit	245.7	19.8	251.8	19.4	460.3	18.6	493.6	19.3

Operating expenses
Selling, general, and administrative expenses	119.8	9.6	132.1	10.2	242.5	9.8	262.7	10.3
Research and development	12.6	1.0	11.7	0.9	25.7	1.0	23.0	0.9
Facility consolidation and other costs	—	—	20.9	1.6	—	—	30.2	1.2
Other operating income	(2.5)	(0.2)	(3.2)	(0.2)	(2.9)	(0.1)	(4.7)	(0.2)
Operating income	115.8	9.3	90.3	7.0	195.0	7.9	182.4	7.1

Interest expense	17.0	1.4	17.0	1.3	33.9	1.4	33.6	1.3
Other non-operating income	(1.5)	(0.1)	(7.2)	(0.6)	(14.1)	(0.6)	(3.1)	(0.1)
Income before income taxes	100.3	8.1	80.5	6.2	175.2	7.1	151.9	6.0

Provision for income taxes	34.5	2.8	27.4	2.1	60.2	2.4	49.5	1.9

Net income	$65.8	5.3%	$53.1	4.1%	$115.0	4.6%	$102.4	4.0%

Effective income tax rate		34.4%		34.0%		34.4%		32.6%

Diluted earnings per share	$0.65		$0.51		$1.13		$0.98

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

We recorded $20.9 million and $30.2 million of charges associated with the facility consolidation programs during the three and six months ended June 30, 2013.  These costs have been recorded on the consolidated statement of income as facility consolidation and other costs.  Cash payments for these programs during the six months ended June 30, 2013 totaled $22.5 million.  At the end of 2013, the facility consolidation program was substantially complete.

Divestitures, Plant Closure, and Acquisition

Divestiture of Paper Packaging Division

On March 31, 2014, we completed the sale of our Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million, subject to customary post-closing adjustments. A $9.4 million pre-tax gain on the sale was recorded as part of other non-operating income for the six months ended June 30, 2014.

Pressure Sensitive Materials Plant Closure

In March 2014, we announced the closure of our plant in Stow, Ohio, one of our Pressure Sensitive Materials manufacturing facilities. Operations ceased at this location in May 2014. During the six months ended June 30, 2014, plant closure costs of $25.0 million were recorded and approximately $20 million of cash payments were made. These costs were primarily recorded within cost of products sold ($23.2 million) and included a withdrawal liability for a multi-employer pension plan settlement. We expect that closure costs and cash payments during the second half of 2014 will not be significant.

Acquisition of Specialty Film Manufacturer in Foshan, China

On July 1, 2013, we acquired Foshan New Changsheng Plastics Films Co., LTD ("NCS"), a specialty film manufacturer located in Foshan, China. NCS is a supplier to our food packaging plant in Dongguan, China, and other specialty film product customers. The acquisition of this film platform is expected to provide cost and logistics benefits to support the Company's broader Asia-Pacific growth strategy. The cash purchase price was $75.6 million.

Divestiture of Clysar Plant in Clinton, Iowa

On May 29, 2013, we completed the sale of our Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors into the display market. Net proceeds of the transaction totaled $30 million.

Results of Operations — Second Quarter 2014

Consolidated Overview

(in millions, except per share amounts)	2014	2013
Net sales	$1,241.6	$1,297.1
Net income	65.8	53.1
Diluted earnings per share	0.65	0.51

Net sales for the second quarter of 2014 decreased 4.3 percent compared to the same period of 2013. The divestitures of the Clysar business in 2013 and the Paper Packaging Division in 2014 reduced sales by 4.0 percent. The acquisition of NCS during the third quarter of 2013 increased net sales by 1.5 percent in the current quarter. The impact of currency translation reduced net sales by 1.5 percent. The remaining 0.3 percent decrease in net sales represents an approximate 3 percent reduction due to lower volume, substantially offset by the benefit of increased selling prices and improved sales mix.

Diluted earnings per share for the second quarter of 2014 were $0.65 compared to $0.51 reported in the same quarter of 2013.  Results for the second quarter of 2013 included a $0.13 charge associated with facility consolidation and other costs and a $0.03 gain on the sale of our Clysar plant.

U.S. Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$725.8	$780.9
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	101.0	80.3
Operating profit as a percentage of net sales	13.9%	10.3%

For the second quarter of 2014, U.S. Packaging net sales of $725.8 million represented a decrease of 7.1 percent compared to the same period of 2013. The divestitures of the Clysar business in 2013 and the Paper Packaging Division in 2014 reduced sales by 6.6 percent. The remaining 0.5 percent decrease in net sales reflects approximately 3 percent lower unit volumes driven by generally softer demand, partially offset by increased selling prices and improved sales mix as a result of our ongoing focus to increase sales of value-added flexible packaging products.

Operating profit for the second quarter of 2014 was $101.0 million, or 13.9 percent of net sales, compared to $80.3 million, or 10.3 percent of net sales in 2013. Operating profit in 2013 was negatively impacted by $21.2 million of facility consolidation and other costs. The current period profit reflects the favorable impact of divestitures and increased selling prices and improved sales mix, offset by the decrease in unit sales volume.

Global Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$371.8	$374.4
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	26.6	27.4
Operating profit as a percentage of net sales	7.2%	7.3%

For the second quarter of 2014, Global Packaging net sales of $371.8 million represented a decrease of 0.7 percent compared to the second quarter of 2013. The impact of currency translation reduced net sales by 5.8 percent compared to the previous year, primarily reflecting the weaker Brazilian currency. The acquisition of NCS during the third quarter of 2013 increased net sales by 5.2 percent in the current quarter. The remaining 0.1 percent decrease in Global Packaging net sales reflects approximately 4 percent lower unit volumes driven by generally lower consumer demand in South America, partially offset by increased selling prices and improved sales mix as a result of our ongoing focus to increase sales of value-added packaging products.

Operating profit for the second quarter of 2014 was $26.6 million, or 7.2 percent of net sales, compared to $27.4 million, or 7.3 percent, of net sales in 2013. The net effect of currency translation decreased operating profit during the second quarter of 2014 by $1.7 million compared to the same period of 2013. Operating profit in 2013 was positively impacted by $0.3 million related to facility consolidation and other costs. The operating profit benefit of higher unit sales of value-added healthcare packaging was offset by the impact of generally lower unit sales of food packaging.

Pressure Sensitive Materials Business Segment

(dollars in millions)	2014	2013
Net sales	$144.0	$141.8
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	9.8	6.0
Operating profit as a percentage of net sales	6.8%	4.2%

Pressure Sensitive Materials net sales totaled $144.0 million for the second quarter of 2014, a 1.6 percent increase from the same period in 2013. Currency translation increased net sales by 2.0 percent during the period. The remaining 0.4 percent decrease in net sales reflects an approximate 4 percent decrease associated with generally lower unit sales volumes, partially offset by higher selling prices and favorable sales mix of value-added graphic products.

Operating profit for the second quarter of 2014 was $9.8 million, or 6.8 percent of net sales, compared to operating profit of $6.0 million, or 4.2 percent, of net sales in 2013. The increase in operating profit during the period reflects improved global production efficiencies and cost control as well as the strengthening demand in Europe for value-added graphic products sold for advertising and promotional applications.

Consolidated Gross Profit

(dollars in millions)	2014	2013
Gross profit	$245.7	$251.8
Gross profit as a percentage of net sales	19.8%	19.4%

Consolidated gross profit as a percentage of sales increased in the second quarter of 2014 reflecting the favorable impact of divestitures and increased sales of value-added products.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2014	2013
Selling, general, and administrative expenses (SG&A)	$119.8	$132.1
SG&A as a percentage of net sales	9.6%	10.2%

SG&A expenses declined $1.5 million due to the effects of currency translation. SG&A expenses also declined due to business divestitures and employee-related expenses. We expect total SG&A to be slightly less than 10 percent of net sales for the full year 2014.

Interest Expense

(dollars in millions)	2014	2013
Interest expense	$17.0	$17.0
Effective interest rate	4.6%	4.5%

Bonds that mature August 1, 2014 are expected to be refinanced with lower variable rate debt.

Other Non-operating Income

(in millions)	2014	2013
Other non-operating income	$(1.5)	$(7.2)

A $5.9 million pre-tax gain on the sale of our Clysar plant was recorded as part of other non-operating income during the second quarter of 2013.

Consolidated Income Taxes

(dollars in millions)	2014	2013
Income taxes	$34.5	$27.4
Effective tax rate	34.4%	34.0%

We expect the effective income tax rate for the second half of 2014 to be approximately 34.5 percent.

Results of Operations — Six Months Ended June 30, 2014

Consolidated Overview

(in millions, except per share amounts)	2014	2013
Net sales	$2,479.4	$2,552.1
Net income	115.0	102.4
Diluted earnings per share	1.13	0.98

Net sales for the six months ended June 30, 2014, decreased 2.8 percent from the same period of 2013. The impact of currency translation reduced net sales by 2.2 percent. The divestitures of the Clysar business in 2013 and the Paper Packaging Division in 2014 reduced sales by 2.7 percent. The acquisition of NCS during the third quarter of 2013 increased net sales by 1.4 percent in the current quarter. Plant closures during 2013 reduced sales by 0.1 percent. The remaining 0.8 percent increase in net sales represents the net benefit of increased selling prices and improved sales mix, partially offset by an approximate 3 percent decrease in unit volumes.

Diluted earnings per share for the six months ended June 30, 2014 were $1.13 compared to $0.98 reported in the same period of 2013. Results for 2014 included a $0.16 charge associated with a Pressure Sensitive Materials plant closing and a$0.06 gain on the sale of our Paper Packaging Division.  Results for 2013 included a $0.19 charge associated with facility consolidation and other costs and a $0.03 gain on the sale of our Clysar plant.

U.S. Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$1,464.0	$1,526.9
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	192.8	166.3
Operating profit as a percentage of net sales	13.2%	10.9%

U.S. Packaging net sales decreased 4.1 percent in the six months ended June 30, 2014, compared to the same period of 2013.  The divestitures of the Clysar business in 2013 and the Paper Packaging Division in 2014 reduced sales by 4.4 percent. Plant closures during 2013 reduced sales by 0.2 percent. The remaining 0.5 percent increase in net sales reflects the net benefit of increased selling prices and improved sales mix as a result of our ongoing focus to increase sales of value-added flexible packaging products, partially offset by an approximate 3 percent decrease in unit volumes driven by generally softer demand.

Operating profit for the six months ended June 30, 2014, was $192.8 million, or 13.2 percent of net sales, compared to $166.3 million, or 10.9 percent of net sales, in 2013. Operating profit in 2013 was negatively impacted by $30.6 million of facility consolidation and other costs.

Global Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$728.6	$742.9
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	50.7	53.3
Operating profit as a percentage of net sales	7.0%	7.2%

Global Packaging net sales decreased 1.9 percent in the six months ended June 30, 2014 compared to the same period of 2013.  Acquisitions increased net sales by approximately 4.9 percent, which was more than offset by a 8.2 percent decrease in net sales related to currency translation. The remaining 1.4 percent increase in Global Packaging net sales reflects the net benefit of increased selling prices and improved sales mix as a result of our ongoing focus to increase sales of value-added flexible packaging products, partially offset by an approximate 3 percent decrease in unit volumes driven by generally lower consumer demand in South America.

Operating profit for the six months ended June 30, 2014 was $50.7 million, or 7.0 percent of net sales, compared to $53.3 million, or 7.2 percent of net sales, in 2013. The net effect of currency translation decreased operating profit during 2014 by $4.5 million.

Pressure Sensitive Materials Business Segment

(in millions)	2014	2013
Net sales	$286.8	$282.3
Operating (loss) profit (See Note 13 to the Condensed Consolidated Financial Statements)	(4.7)	13.7
Operating (loss) profit as a percentage of net sales	(1.6)%	4.9%

Pressure Sensitive Materials net sales increased 1.6 percent in the six months ended June 30, 2014 compared to the same period of 2013.  The impact of currency translation increased net sales by 1.7 percent. The remaining 0.1 percent decrease in net sales reflects an approximate 4 percent decrease associated with generally lower unit sales volumes, partially offset by higher selling prices and favorable sales mix of value-added graphic products.

Consolidated Gross Profit

(in millions)	2014	2013
Gross profit	$460.3	$493.6
Gross profit as a percentage of net sales	18.6%	19.3%

Consolidated gross profit decreased in the six months ended June 30, 2014 reflecting $23.2 million of costs associated with the closure of one of our Pressure Sensitive Materials plants.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2014	2013
Selling, general and administrative expenses (SG&A)	$242.5	$262.7
SG&A as a percentage of net sales	9.8%	10.3%
SG&A expenses declined $4.4 million due to the effects of currency translation. SG&A expenses also declined due to business divestitures and employee-related expenses. We expect total SG&A to be slightly less than 10 percent of net sales for the full year 2014.

Other Non-operating Income

(in millions)	2014	2013
Other non-operating income	$(14.1)	$(3.1)

A $9.4 million pre-tax gain related to the sale of our Paper Packaging Division and $4.7 million of interest income were recorded in the six months ended June 30, 2014. A $5.9 million pre-tax gain on the sale of our Clysar plant was recorded as part of other non-operating income during the second quarter of 2013. We recognized $4.5 million of expense in the first quarter of 2013 for the write-off of indemnification receivables as the offsetting tax liability was reversed in the first quarter (see below). These equal and offsetting items had no impact on operating profit, net income, or earnings per share.

Consolidated Income Taxes

(in millions)	2014	2013
Income taxes	$60.2	$49.5
Effective tax rate	34.4%	32.6%

During the first quarter of 2013, a $4.5 million tax benefit was recognized for the reversal of non-U.S. tax liabilities that were assumed in a past acquisition. We also recognized an equal amount of non-operating expense for the write-off of related receivables (see above). These equal and offsetting items had no impact on operating profit, net income, or earnings per share for 2013. We expect the effective income tax rate for the second half of 2014 to be approximately 34.5 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 44.4 percent and 43.5 percent at June 30, 2014 and December 31, 2013, respectively.  Total debt as of June 30, 2014 and December 31, 2013 was $1.5 billion and $1.4 billion, respectively.

Cash Flow

Net cash provided by operating activities was $70.4 million for the first six months of 2014, compared to $102.4 million for the first six months of 2013. In 2014 we used $20 million of cash for payments related to the closure of one of our Pressure Sensitive Materials plants. Increased levels of working capital at June 30, 2014, reflect generally higher inventory levels in anticipation of increased shipments during the remainder of the year.

Net cash provided by investing activities was $18.3 million for the first six months of 2014 compared to cash used by investing activities of $18.4 million for the same period of 2013. In 2014 we received $79.8 million as net proceeds from the divestiture of our Paper Packaging Division. In 2013 we received $30.4 million as net proceeds from the divestiture of our Clysar plant.

Net cash used in financing activities was $108.6 million for the six months ended June 30, 2014, compared to net cash used in financing activities of $42.6 million for the same period of 2013, primarily reflecting a higher number of the Company's shares repurchased during the six months ended June 30, 2014.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of June 30, 2014, our commercial paper debt outstanding was $273.0 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of June 30, 2014, there was $273.0 million of debt outstanding supported by this credit facility, leaving $827.0 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Public notes totaling $400 million are scheduled to mature in August 2014. These amounts have been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis. On July 15, 2014, we further amended our revolving credit facility to provide for a $200 million term loan. This term loan will have an eight-year term and a variable rate based on the one-month London Interbank Offered Rate (LIBOR) plus a fixed spread. We will use this term loan combined with commercial paper borrowings to refinance the $400 million public notes maturing in August 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six month period ended June 30, 2014.  For additional information, refer to Note 5 and Note 6 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We believe that at June 30, 2014, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 1-31, 2014	800,000	$40.84	800,000	8,587,783
June 1-30, 2014	200,000	41.18	200,000	8,387,783

Total	1,000,000	$40.91	1,000,000	8,387,783

On May 1, 2014, the Board of Directors of the Company increased the cumulative authorization for repurchases to 9.4 million shares of Bemis Company stock. There is not an expiration date for this plan. During the second quarter, the Company repurchased 1,000,000 shares of Bemis common stock in the open market at an average price of $40.91 per share.  As of June 30, 2014, under authority granted by the Board of Directors, the Company had remaining authorization to repurchase 8,387,783 shares of Bemis common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	August 1, 2014	/s/ Jerry S. Krempa
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
10(a)
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of July 15, 2014, by and among the Company, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative Agent and CoBank, ACB.
Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Controller (principal financial officer).	Filed Electronically
32	Section 1350 Certification of CEO and Vice President and Controller (principal financial officer).	Filed Electronically
101	Interactive data files.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(2)	Incorporated by reference to the Registrant’s Form 8-K dated November 26, 2012 (File No. 1-5277).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 2014 (File No. 1-5277).