Form 10-Q
period 2014-09-30
BEMIS CO INC
filed 2014-10-31
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 29, 2014, the registrant had 99,880,874 shares of Common Stock, $0.10 par value, issued and outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain estimates, predictions, and other “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  Forward-looking statements are generally identified with the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), including those of acquired companies, perceived opportunities in the market, and statements regarding our mission and vision.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions, including continued uncertainties in Europe; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw materials: costs, availability, and terms (particularly for polymer resins and adhesives); price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations or divestitures; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to transition of production; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2013 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$1,098.2	$1,121.5	$3,290.8	$3,391.3
Cost of products sold	877.5	897.3	2,640.2	2,723.3
Gross profit	220.7	224.2	650.6	668.0

Operating expenses:
Selling, general, and administrative expenses	104.6	112.8	315.6	343.5
Research and development	11.2	10.7	33.4	30.1
Facility consolidation and other costs	—	15.8	—	46.0
Other operating income	(2.4)	(2.7)	(7.6)	(7.6)

Operating income	107.3	87.6	309.2	256.0

Interest expense	14.0	17.0	47.9	50.6
Other non-operating income	(1.2)	(3.4)	(15.6)	(6.3)

Income from continuing operations before income taxes	94.5	74.0	276.9	211.7

Provision for income taxes	33.0	25.1	95.0	69.5

Income from continuing operations	61.5	48.9	181.9	142.2

(Loss) income from discontinued operations, net of tax	(44.5)	5.1	(49.9)	14.2

Net income	$17.0	$54.0	$132.0	$156.4

Basic earnings per share:
Income from continuing operations	$0.62	$0.47	$1.81	$1.38
(Loss) income from discontinued operations	(0.45)	0.05	(0.50)	0.14
Net income	$0.17	$0.52	$1.31	$1.52

Diluted earnings per share:
Income from continuing operations	$0.61	$0.47	$1.79	$1.36
(Loss) income from discontinued operations	(0.44)	0.05	(0.49)	0.14
Net income	$0.17	$0.52	$1.30	$1.50

Cash dividends paid per share	$0.27	$0.26	$0.81	$0.78

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$17.0	$54.0	$132.0	$156.4
Other comprehensive (loss) income:
Translation adjustments	(94.3)	7.7	(65.1)	(58.9)
Pension and other postretirement liability adjustments, net of tax (a)	2.6	56.6	1.1	65.0
Other comprehensive (loss) income	(91.7)	64.3	(64.0)	6.1
Total comprehensive (loss) income	$(74.7)	$118.3	$68.0	$162.5

(a) - Tax expense related to pension and other postretirement liability adjustments	$1.7	$35.7	$0.7	$41.0

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	September 30, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$126.1	$141.7
Accounts receivable, net	562.0	615.4
Inventories	594.9	648.5
Prepaid expenses and other current assets	118.0	98.9
Assets held for sale	249.8	—
Total current assets	1,650.8	1,504.5
Property and equipment, net	1,128.8	1,284.3
Goodwill	978.5	1,052.2
Other intangible assets, net	175.3	190.6
Deferred charges and other assets	87.4	78.6
Total other long-term assets	1,241.2	1,321.4

TOTAL ASSETS	$4,020.8	$4,110.2

LIABILITIES

Current portion of long-term debt	$—	$0.2
Short-term borrowings	17.9	14.7
Accounts payable	321.0	362.8
Accrued salaries and wages	85.3	99.6
Accrued income and other taxes	42.1	32.3
Other current liabilities	73.1	92.3
Liabilities held for sale	87.0	—
Total current liabilities	626.4	601.9

Long-term debt, less current portion	1,432.9	1,421.4
Deferred taxes	252.5	269.8
Other liabilities and deferred credits	114.0	132.3
Total liabilities	2,425.8	2,425.4

Commitments and contingencies (See Note 12)

EQUITY

Common stock issued (128.0 and 127.9 shares, respectively)	12.8	12.8
Capital in excess of par value	556.6	548.1
Retained earnings	2,054.9	2,005.1
Accumulated other comprehensive loss	(162.7)	(98.7)
Common stock held in treasury (28.1 and 26.0 shares at cost, respectively)	(866.6)	(782.5)
Total equity	1,595.0	1,684.8

TOTAL LIABILITIES AND EQUITY	$4,020.8	$4,110.2

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$132.0	$156.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139.0	143.5
Excess tax benefit from share-based payment arrangements	(0.6)	—
Share-based compensation	9.4	15.1
Deferred income taxes	(18.0)	13.9
Income of unconsolidated affiliated company	(1.0)	(2.5)
Non-cash impairment charge for net assets held for sale	44.7	—
Loss on sale of property and equipment	0.1	0.4
Net facility consolidation and other costs	—	6.7
Gain on divestitures	(9.3)	(5.5)
Changes in working capital, excluding effect of acquisitions, divestitures and currency	(101.9)	(38.9)
Changes in other assets and liabilities	(2.9)	(26.7)

Net cash provided by operating activities	191.5	262.4

Cash flows from investing activities
Additions to property and equipment	(112.7)	(90.3)
Business acquisitions and adjustments, net of cash acquired	—	(56.3)
Proceeds from sale of property and equipment	7.9	10.7
Proceeds from divestitures	79.8	30.4

Net cash used in investing activities	(25.0)	(105.5)

Cash flows from financing activities
Proceeds from issuance of long-term debt	199.4	—
Repayment of long-term debt	(399.8)	—
Net borrowing of commercial paper	202.8	17.7
Net borrowing (repayment) of short-term debt	7.4	(2.4)
Cash dividends paid to shareholders	(81.6)	(80.8)
Common stock purchased for the treasury	(84.1)	(35.6)
Deferred payments for business acquisitions	(6.6)	—
Excess tax benefit from share-based payment arrangements	0.6	—
Stock incentive programs and related tax withholdings	(1.5)	(13.5)

Net cash used in financing activities	(163.4)	(114.6)

Effect of exchange rates on cash and cash equivalents	(8.7)	(0.8)

Cash and cash equivalents classified as held for sale assets	(10.0)	—

Net (decrease) increase in cash and cash equivalents	(15.6)	41.5

Cash and cash equivalents balance at beginning of year	141.7	114.1

Cash and cash equivalents balance at end of period	$126.1	$155.6

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2012	$12.7	$545.4	$1,900.9	$(112.9)	$(705.2)	$1,640.9

Net income			156.4			156.4
Other comprehensive income				6.1		6.1
Cash dividends declared on common stock			(81.4)			(81.4)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(13.6)				(13.5)
Tax shortfall expense from share-based payment arrangements		(0.6)				(0.6)
Share-based compensation		15.1				15.1
Purchase of 1.0 shares of common stock for the treasury					(35.6)	(35.6)

Balance at September 30, 2013	$12.8	$546.3	$1,975.9	$(106.8)	$(740.8)	$1,687.4

Balance at December 31, 2013	$12.8	$548.1	$2,005.1	$(98.7)	$(782.5)	$1,684.8

Net income			132.0			132.0
Other comprehensive loss				(64.0)		(64.0)
Cash dividends declared on common stock			(82.2)			(82.2)
Stock incentive programs and related tax withholdings (0.1 shares)		(1.5)				(1.5)
Excess tax benefit from share-based payment arrangements		0.6				0.6
Share-based compensation		9.4				9.4
Purchase of 2.1 shares of common stock for the treasury					(84.1)	(84.1)

Balance at September 30, 2014	$12.8	$556.6	$2,054.9	$(162.7)	$(866.6)	$1,595.0

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

In April 2014, the FASB issued new guidance that redefines a discontinued operation as a component or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Continuing involvement will no longer preclude presentation as a discontinued operation. The guidance is required to be applied by the Company prospectively to new disposals and new classifications of disposal groups as held for sale beginning in fiscal 2015. While early adoption is permitted, the Company did not early adopt this guidance for its planned divestiture of its Pressure Sensitive Materials business. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

Note 3 — Long-Term Debt

On July 15, 2014, the Company amended its revolving credit facility to provide for a $200 million term loan. This term loan has an eight-year term and a variable rate based on the one-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. The Company used this term loan combined with commercial paper borrowings to refinance $400 million public notes that matured in August 2014.

Note 4 — Divestitures and Plant Closure

Planned Divestiture of Pressure Sensitive Materials Business

In September 2014, the Company reached an agreement to sell its global Pressure Sensitive Materials business for a sales price of $170 million. This transaction, which is subject to customary closing conditions and regulatory approval, is expected to close during the fourth quarter of 2014. At September 30, 2014, the Company determined that the Pressure Sensitive Materials business met the criteria to be classified as a discontinued operation, which required retrospective application to certain financial information for all periods presented. The assets and liabilities of the Pressure Sensitive Materials business were reflected as held for sale in the consolidated balance sheet at September 30, 2014.

The following table summarizes the results of the Pressure Sensitive Materials business, reclassified as discontinued operations for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net sales	$134.6	$137.0	$422.2	$419.3

(Loss) income from discontinued operations before income taxes	$(34.9)	$8.0	$(42.2)	$22.2
Provision for income taxes on discontinued operations	9.6	2.9	7.7	8.0
(Loss) income from discontinued operations, net of tax	$(44.5)	$5.1	$(49.9)	$14.2

(Loss) income from discontinued operations includes the operating results of our Pressure Sensitive Materials business, goodwill impairment charges, direct transaction costs associated with the planned divestiture, and plant closure costs associated with the Stow, Ohio plant.
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. Accordingly, the Company recorded goodwill impairment charges of $44.7 million in the third quarter of 2014 when it became apparent the business would sell for less than its carrying value. There were no indicators of impairment prior to the third quarter of 2014.
In March 2014, the Company announced the closure of its plant in Stow, Ohio, one of its Pressure Sensitive Materials manufacturing facilities. Operations ceased at this location in May 2014. During the nine months ended September 30, 2014, plant closure costs of $25.0 million were recorded and approximately $20.8 million of cash payments were made. These costs are included within (loss) income from discontinued operation and included a final withdrawal payment for a multi-employer pension plan.
The following table summarizes the carrying value of the assets and liabilities held for sale:

(in millions)	September 30, 2014
Cash and cash equivalents	$10.0
Accounts receivable, net	71.3
Inventories	78.2
Prepaid expenses and other current assets	1.1
Property and equipment, net	79.4
Goodwill	7.8
Other intangible assets, net	1.6
Deferred charges and other assets	0.4
Assets held for sale	$249.8

Accounts payable	$50.2
Accrued salaries and wages	18.8
Accrued income and other taxes	5.3
Other current liabilities	2.9
Other liabilities and deferred credits	9.8
Liabilities held for sale	$87.0

Divestiture of Paper Packaging Division

On March 31, 2014, the Company completed the sale of its Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million, subject to customary post-closing adjustments. A $9.3 million pre-tax gain on the sale was recorded as part of other non-operating income for the nine months ended September 30, 2014.

Divestiture of Clysar

On May 29, 2013, the Company completed the sale of its Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors. A $5.5 million pre-tax gain on the sale was recorded as part of other non-operating income for the nine months ended September 30, 2013. As of September 30, 2013, net proceeds of the transaction totaled $30.4 million, subject to customary post-closing adjustments, which reduced the proceeds slightly during the fourth quarter of 2013.

Note 5 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At September 30, 2014 and December 31, 2013, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at September 30, 2014 and December 31, 2013 follow:

	September 30, 2014		December 31, 2013
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt	$1,432.9	$1,538.7	$1,421.4	$1,520.1

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

	Fair Value As of	Fair Value As of
	September 30, 2014	December 31, 2013
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net liability position	$7.9	$20.2

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At September 30, 2014 and December 31, 2013, the Company had outstanding forward exchange contracts with notional amounts aggregating $4.4 million and $5.5 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at September 30, 2014 and December 31, 2013 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	September 30, 2014	December 31, 2013
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	$7.9	$20.2

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013	2014	2013
Designated as hedges
Interest rate swaps	Interest expense	$2.0	$2.0	$6.2	$6.0
Not designated as hedges
Forward exchange contracts	Other operating income	—	(0.2)	(0.2)	—
Total		$2.0	$1.8	$6.0	$6.0

Note 7 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Raw materials and supplies	$203.7	$215.6
Work in process and finished goods	391.2	432.9
Total inventories	$594.9	$648.5

Note 8 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2013	$632.3	$367.3	$52.6	$1,052.2
Reclassification	12.8	(12.8)	—	—
Non-cash impairment charge for net assets held for sale	—	—	(44.7)	(44.7)
Divestiture and reclassification to held for sale assets	(10.1)		(7.8)	(17.9)
Currency translation	(0.6)	(10.4)	(0.1)	(11.1)
Reported balance at September 30, 2014	$634.4	$344.1	—	$978.5

The components of amortized intangible assets follow:

(in millions)	September 30, 2014		December 31, 2013
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$10.9	$(1.2)	$26.2	$(14.4)
Technology based	81.5	(42.9)	82.6	(40.9)
Marketing related	17.2	(9.4)	23.0	(14.2)
Customer based	191.7	(72.5)	200.1	(71.8)
Reported balance	$301.3	$(126.0)	$331.9	$(141.3)

Amortization expense for intangible assets was $11.6 million during the first nine months of 2014 and 2013.  Estimated amortization expense is $3.9 million for the remainder of 2014; $15.5 million for 2015; $15.4 million for 2016; $15.3 million for 2017 and 2018; and $15.0 million for 2019.  The Company does not have any accumulated impairment losses.

Note 9 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2013 Annual Report on Form 10-K are expected to continue unchanged throughout 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Service cost - benefits earned during the period	$2.0	$3.5	$5.9	$10.6
Interest cost on projected benefit obligation	8.6	8.1	25.6	24.3
Expected return on plan assets	(12.0)	(12.0)	(36.0)	(36.0)
Settlement loss	0.9	—	1.3	—
Curtailment loss	—	0.4	0.9	0.4
Amortization:
Unrecognized transition obligation	0.1	0.1	0.2	0.2
Prior service cost	0.3	0.2	1.0	0.8
Actuarial net loss	3.0	6.5	8.8	19.5
Net periodic benefit cost	$2.9	$6.8	$7.7	$19.8

Costs for defined contribution pension plans were $5.1 million and $15.6 million for the three and nine months ended September 30, 2014, respectively. Costs for defined contribution pension plans were $4.9 million and $14.2 million for the three and nine months ended September 30, 2013, respectively. For the nine months ended September 30, 2014, a curtailment benefit of $3.0 million was recorded related to other postretirement plan changes. Benefit costs for other postretirement plans were not significant for the nine months ended September 30, 2013.

Note 10 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2012	$80.5	$(193.4)	$(112.9)
Other comprehensive loss before reclassifications	(58.9)	52.2	(6.7)
Amounts reclassified from accumulated other comprehensive loss	—	12.8	12.8
Net current period other comprehensive (loss) income	(58.9)	65.0	6.1
September 30, 2013	$21.6	$(128.4)	$(106.8)

December 31, 2013	$(8.0)	$(90.7)	$(98.7)
Other comprehensive loss before reclassifications	(65.1)	(4.8)	(69.9)
Amounts reclassified from accumulated other comprehensive loss	—	5.9	5.9
Net current period other comprehensive (loss) income	(65.1)	1.1	(64.0)
September 30, 2014	$(73.1)	$(89.6)	$(162.7)

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $55.0 million and $55.6 million as of September 30, 2014 and December 31, 2013, respectively. Reclassifications of $4.3 million ($2.6 million, net of tax) and $7.2 million ($4.4 million, net of tax) for the three months ended September 30, 2014 and 2013, respectively, related to pension costs. Reclassifications of $12.2 million ($7.3 million, net of tax) and $20.9 million ($12.8 million, net of tax) for the nine months ended September 30, 2014 and 2013, respectively, related to pension costs. Other comprehensive income before reclassifications of $7.7 million ($4.8 million, net of tax) for the nine months ended September 30, 2014, related to remeasurement of other postretirement plans triggered by curtailment. An additional reclassification of $2.2 million ($1.4 million, net of tax) for the nine months ended September 30, 2014, related to curtailment benefits associated with other postretirement plans. Refer to Note 9 — Components of Net Periodic Benefit Cost for additional detail.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Numerator
Net income	$17.0	$54.0	$132.0	$156.4
Income allocated to participating securities	—	(0.1)	—	(0.2)
Net income available to common shareholders (1)	$17.0	$53.9	$132.0	$156.2

Denominator
Weighted average common shares outstanding — basic	99.9	102.9	100.6	103.0
Dilutive shares	1.0	0.9	0.9	1.0
Weighted average common and common equivalent shares outstanding — diluted	100.9	103.8	101.5	104.0

Per common share income
Basic	$0.17	$0.52	$1.31	$1.52
Diluted	$0.17	$0.52	$1.30	$1.50

(1) Basic weighted average common shares outstanding	99.9	102.9	100.6	103.0
Basic weighted average common shares outstanding and participating securities	99.9	103.0	100.6	103.1
Percentage allocated to common shareholders	100.0%	99.9%	100.0%	99.9%

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 0.4 million shares for the three and nine months ended September 30, 2014. The excluded stock awards represented an aggregate of 0.1 million shares for the three and nine months ended September 30, 2013.

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

Environmental Matters

The Company is a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund") and similar state and foreign laws in proceedings associated with 17 sites around the United States and one in Brazil.  These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has accrued an amount that it believes to be adequate to cover its exposure.

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

The City disagreed and assessed the subsidiaries the city services tax for the multiple years dating back to 1991. The Company challenged the assessments and ultimately litigated the issue. Multiple courts, including the Lower Tax Court in the city of São Paulo and the São Paulo Court of Justice, previously issued decisions in favor of the Company. In May 2014, the Second Panel of the Supreme Court for the State of São Paulo issued a decision in favor of the Company in one of the relevant lawsuits.  The City did not appeal, and the decision is final.  The Company is involved in several similar lawsuits with the City. We expect it may take several years before the remaining cases are fully decided, but we believe this decision has established precedence and should lead to a favorable ruling in the remaining cases.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $15.5 million, translated to U.S. dollars at the September 30, 2014 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Multi-Employer Defined Benefit Pension Plans

As of September 30, 2014, the Company participates in one multi-employer defined benefit pension plan based on obligations arising under collective bargaining agreements covering union-represented employees.  The Company does not directly manage this multi-employer pension plan, which is generally managed by a board of trustees, half of whom are appointed by the unions and the other half by employers contributing to the plans.  Based on the information provided by the plan administrator, the Company is aware that this plan is underfunded.  In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the Company expects its contributions to this plan to increase in the future.

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

As of December 31, 2013, based on the most recently available valuation data, the Company estimated a full withdrawal from its two remaining multi-employer plans would result in a charge of approximately $25 million, with the option to pay the balance in installments over 20 years. During the nine months ended September 30, 2014, the Company settled and paid a withdrawal liability for the withdrawal from the Central States Southeast and Southwest Areas Pension Fund as part of a Pressure Sensitive Materials plant closure (refer to Note 4 — Divestitures and Plant Closure). The Company's current estimate of residual exposure related to its one remaining plan is not significant.

Note 13 — Segments of Business

The Company's business activities are organized around and aggregated into its two principal business segments, U.S. Packaging and Global Packaging, based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Minor intersegment sales are generally priced to reflect nominal markups. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, other non-operating income, and income taxes.

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Segments (in millions)	2014	2013	2014	2013
Sales including intersegment sales:
U.S. Packaging	$725.0	$756.9	$2,203.0	$2,298.7
Global Packaging	388.2	378.0	1,129.3	1,134.6

Intersegment sales:
U.S. Packaging	(8.3)	(6.2)	(22.3)	(21.1)
Global Packaging	(6.7)	(7.2)	(19.2)	(20.9)
Total net sales	$1,098.2	$1,121.5	$3,290.8	$3,391.3

U.S. Packaging
Operating profit before facility consolidation and other costs	$95.3	$97.6	$288.1	$294.5
Facility consolidation and other costs	—	(15.8)	—	(46.4)
Operating profit	95.3	81.8	288.1	248.1

Global Packaging
Operating profit before facility consolidation and other costs	32.9	28.3	83.6	81.2
Facility consolidation and other costs	—	—	—	0.4
Operating profit	32.9	28.3	83.6	81.6

Corporate
General corporate expenses	(20.9)	(22.5)	(62.5)	(73.7)

Operating income	107.3	87.6	309.2	256.0

Interest expense	14.0	17.0	47.9	50.6
Other non-operating income	(1.2)	(3.4)	(15.6)	(6.3)

Income from continuing operations before income taxes	$94.5	$74.0	$276.9	$211.7

Business Segments (in millions)	September 30, 2014	December 31, 2013
Total assets:
U.S. Packaging	$1,997.6	$2,016.8
Global Packaging	1,450.8	1,463.5
Pressure Sensitive Materials	—	319.8
Total identifiable assets (1)	3,448.4	3,800.1
Assets held for sale	249.8	—
Corporate assets (2)	322.6	310.1
Total	$4,020.8	$4,110.2

(1)    Total assets by business segment include only those assets that are specifically identified with each segment’s operations.
(2)  Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2014		2013		2014		2013
Net sales	$1,098.2	100.0%	$1,121.5	100.0%	$3,290.8	100.0%	$3,391.3	100.0%
Cost of products sold	877.5	79.9	897.3	80.0	2,640.2	80.2	2,723.3	80.3
Gross profit	220.7	20.1	224.2	20.0	650.6	19.8	668.0	19.7

Operating expenses
Selling, general, and administrative expenses	104.6	9.5	112.8	10.1	315.6	9.6	343.5	10.1
Research and development	11.2	1.0	10.7	1.0	33.4	1.0	30.1	0.9
Facility consolidation and other costs	—	—	15.8	1.4	—	—	46.0	1.4
Other operating income	(2.4)	(0.2)	(2.7)	(0.2)	(7.6)	(0.2)	(7.6)	(0.2)
Operating income	107.3	9.8	87.6	7.8	309.2	9.4	256.0	7.5

Interest expense	14.0	1.3	17.0	1.5	47.9	1.5	50.6	1.5
Other non-operating income	(1.2)	(0.1)	(3.4)	(0.3)	(15.6)	(0.5)	(6.3)	(0.2)
Income from continuing operations before income taxes	94.5	8.6	74.0	6.6	276.9	8.4	211.7	6.2

Provision for income taxes	33.0	3.0	25.1	2.2	95.0	2.9	69.5	2.0

Income from continuing operations	61.5	5.6%	48.9	4.4%	181.9	5.5%	142.2	4.2%

(Loss) income from discontinued operations, net of tax	(44.5)	(4.1)%	5.1	0.5%	(49.9)	(1.5)%	14.2	0.4%

Net income	$17.0	1.5%	$54.0	4.8%	$132.0	4.0%	$156.4	4.6%

Effective income tax rate		34.9%		33.9%		34.3%		32.8%

Diluted earnings per share from continuing operations	$0.61		$0.47		$1.79		$1.36

Overview

Bemis Company, Inc. is a leading global manufacturer of packaging supplying a variety of markets.  Historically, about 75 percent of our total net sales are to customers in the food industry.  Sales of our packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has typically provided a more stable market environment for our U.S. Packaging and Global Packaging business segments.

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

Facility Consolidation

During the fourth quarter of 2011 we initiated a facility consolidation program to improve efficiencies and reduce fixed costs. This program was expanded in the second quarter of 2012. In total, nine production facilities were closed, and while some low margin business was shed, most of the production from these facilities has been transferred to other facilities.  The total cost of the programs was $149.8 million which included $55.3 million in employee-related costs, $51.2 million in fixed asset accelerated depreciation and write-downs, and $43.3 million in other facility consolidation costs.

We recorded $15.8 million and $46.0 million of charges associated with the facility consolidation programs during the three and nine months ended September 30, 2013.  These costs have been recorded on the consolidated statement of income as facility consolidation and other costs.  Cash payments for these programs during the nine months ended September 30, 2013 totaled $32.7 million.  At the end of 2013, the facility consolidation program was substantially complete.

Divestitures and Acquisition

     Planned Divestiture of Pressure Sensitive Materials Business

In September 2014, we reached an agreement to sell our global Pressure Sensitive Materials business for a sales price of $170 million. This transaction, which is subject to customary closing conditions and regulatory approval, is expected to close during the fourth quarter of 2014. At September 30, 2014, we determined that Pressure Sensitive Materials business met the criteria to be classified as a discontinued operation, which required retrospective application to certain financial information for all periods presented.

Divestiture of Paper Packaging Division

On March 31, 2014, we completed the sale of our Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million, subject to customary post-closing adjustments. A $9.3 million pre-tax gain on the sale was recorded as part of other non-operating income for the nine months ended September 30, 2014.

Acquisition of Specialty Film Manufacturer in Foshan, China

On July 1, 2013, we acquired Foshan New Changsheng Plastics Films Co., LTD ("NCS"), a specialty film manufacturer located in Foshan, China. The acquisition of this film platform is expected to provide cost and logistics benefits to support our broader Asia-Pacific growth strategy. The cash purchase price was $75.6 million.

Divestiture of Clysar Plant in Clinton, Iowa

On May 29, 2013, we completed the sale of our Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors into the display market. Net proceeds of the transaction totaled $30 million.

Results of Operations — Third Quarter 2014

Consolidated Overview

(in millions, except per share amounts)	2014	2013
Net sales	$1,098.2	$1,121.5
Income from continuing operations	61.5	48.9
Diluted earnings per share from continuing operation	0.61	0.47

Net sales for the third quarter of 2014 decreased 2.1 percent compared to the same period of 2013. The divestiture of the Paper Packaging Division in 2014 reduced sales by 3.8 percent. The impact of currency translation reduced net sales by 0.8 percent. The remaining 2.5 percent increase in net sales represents the benefit of increased selling prices and improved sales mix as unit volumes were relatively consistent with the prior year.

Diluted earnings per share from continuing operations for the third quarter of 2014 were $0.61 compared to $0.47 reported in the same quarter of 2013. Results for the third quarter of 2013 included a $0.10 charge associated with facility consolidation and other costs and a $0.02 gain on the sale of land and building.

U.S. Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$716.7	$750.7
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	95.3	81.8
Operating profit as a percentage of net sales	13.3%	10.9%

For the third quarter of 2014, U.S. Packaging net sales of $716.7 million represented a decrease of 4.5 percent compared to the same period of 2013. The divestiture of the Paper Packaging Division in the first quarter of 2014 reduced sales by 5.6 percent. The remaining 1.1 percent increase in net sales primarily reflects the benefit of increased selling prices and improved sales mix as unit volumes were relatively consistent with the prior year.

Operating profit for the third quarter of 2014 was $95.3 million, or 13.3 percent of net sales, compared to $81.8 million, or 10.9 percent of net sales in 2013. Operating profit in 2013 was negatively impacted by $15.8 million of facility consolidation and other costs. Operating profit in 2014 results reflect the benefit of sales mix improvements and the adverse impact of costs and manufacturing inefficiencies related to the commercialization of new business.

Global Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$381.5	$370.8
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	32.9	28.3
Operating profit as a percentage of net sales	8.6%	7.6%

For the third quarter of 2014, Global Packaging net sales of $381.5 million represented an increase of 2.9 percent compared to the third quarter of 2013. The impact of currency translation reduced net sales by 2.5 percent compared to the previous year. The remaining 5.4 percent increase in Global Packaging net sales reflects an approximately 4 percent increase related to higher selling prices and improved sales mix reflecting increased sales of value-added packaging products.

Operating profit for the third quarter of 2014 was $32.9 million, or 8.6 percent of net sales, compared to $28.3 million, or 7.6 percent, of net sales in 2013. The net effect of currency translation decreased operating profit during the third quarter of 2014 by $1.0 million compared to the same period of 2013. Margin improvement in this segment reflects the favorable impact of increased sales of value-added packaging for medical device, pharmaceutical, and perishable food applications.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2014	2013
Selling, general, and administrative expenses (SG&A)	$104.6	$112.8
SG&A as a percentage of net sales	9.5%	10.1%

SG&A expenses declined due to the impact of business divestitures, lower employee-related expenses, and disciplined cost control measures. We expect total SG&A to be slightly less than 10 percent of net sales for the full year 2014.

Interest Expense

(dollars in millions)	2014	2013
Interest expense	$14.0	$17.0
Effective interest rate	3.8%	4.7%

Interest expense declined as a result of refinancing bonds that matured August 1, 2014 with lower variable rate debt.

Other Non-operating Income

(in millions)	2014	2013
Other non-operating income	$(1.2)	$(3.4)

Other non-operating income in 2013 included a $2.2 million pre-tax gain on the sale of land and building during the third quarter of 2013 related to final settlement associated with a property that was not part of our facility consolidation program.

Consolidated Income Taxes

(dollars in millions)	2014	2013
Income taxes	$33.0	$25.1
Effective tax rate	34.9%	33.9%

We expect the effective income tax rate for the full year of 2014 to be approximately 34.5 percent.

(Loss) Income From Discontinued Operations

(dollars in millions)	2014	2013
(Loss) income from discontinued operations, net of tax	$(44.5)	$5.1

(Loss) income from discontinued operations includes the operating results of our Pressure Sensitive Materials business, goodwill impairment charges, direct transaction costs associated with the planned divestiture, and the associated income tax effects of these items. The pre-tax $44.7 million ($0.50 per share after tax) non-cash goodwill impairment charge is to reduce held for sale net assets to estimated fair value, less costs to sell.

Results of Operations — Nine Months Ended September 30, 2014

Consolidated Overview

(in millions, except per share amounts)	2014	2013
Net sales	$3,290.8	$3,391.3
Income from continuing operations	181.9	142.2
Diluted earnings per share from continuing operations	1.79	1.36

Net sales for the nine months ended September 30, 2014, decreased 3.0 percent from the same period of 2013. The impact of currency translation reduced net sales by 1.9 percent. The divestitures of the Clysar business in 2013 and the Paper Packaging Division in 2014 reduced sales by 3.2 percent. The acquisition of NCS during the third quarter of 2013 increased net sales by 1.1 percent in the current year. Plant closures during 2013 reduced sales by 0.1 percent. The remaining 1.1 percent increase in net sales represents the net benefit of increased selling prices and improved sales mix.

Diluted earnings per share from continuing operations for the nine months ended September 30, 2014 were $1.79 compared to $1.36 reported in the same period of 2013. Results for 2014 included a $0.06 gain on the sale of our Paper Packaging Division.  Results for 2013 included a $0.29 charge associated with facility consolidation and other costs, a $0.03 gain on the sale of our Clysar plant, and a $0.02 gain on the sale of land and building.

U.S. Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$2,180.7	$2,277.6
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	288.1	248.1
Operating profit as a percentage of net sales	13.2%	10.9%

U.S. Packaging net sales decreased 4.3 percent in the nine months ended September 30, 2014, compared to the same period of 2013.  The divestitures of the Clysar business in 2013 and the Paper Packaging Division in 2014 reduced sales by 4.8 percent. Plant closures during 2013 reduced sales by 0.1 percent. The remaining 0.6 percent increase in net sales reflects the net benefit of increased selling prices and improved sales mix as a result of our ongoing focus to increase sales of value-added flexible packaging products, partially offset by an approximate 2 percent decrease in unit volumes driven by generally softer demand.

Operating profit for the nine months ended September 30, 2014 was $288.1 million, or 13.2 percent of net sales, compared to $248.1 million, or 10.9 percent of net sales, in 2013. Operating profit in 2013 was negatively impacted by $46.4 million of facility consolidation and other costs.

Global Packaging Business Segment

(dollars in millions)	2014	2013
Net sales	$1,110.1	$1,113.7
Operating profit (See Note 13 to the Condensed Consolidated Financial Statements)	83.6	81.6
Operating profit as a percentage of net sales	7.5%	7.3%

Global Packaging net sales decreased 0.3 percent in the nine months ended September 30, 2014 compared to the same period of 2013.  Acquisitions increased net sales by approximately 3.3 percent, which was more than offset by a 6.4 percent decrease in net sales related to currency translation. The remaining 2.8 percent increase in Global Packaging net sales reflects the net benefit of increased selling prices and improved sales mix as a result of our ongoing focus to increase sales of value-added flexible packaging products, partially offset by an approximate 2 percent decrease in unit volumes driven by generally lower consumer demand in South America.

Operating profit for the nine months ended September 30, 2014 was $83.6 million, or 7.5 percent of net sales, compared to $81.6 million, or 7.3 percent of net sales, in 2013. The net effect of currency translation decreased operating profit during 2014 by $5.5 million.

Consolidated Selling, General, and Administrative Expenses

(in millions)	2014	2013
Selling, general, and administrative expenses (SG&A)	$315.6	$343.5
SG&A as a percentage of net sales	9.6%	10.1%
SG&A expenses declined due to the impact of business divestitures, lower employee-related expenses, and disciplined cost control measures. We expect total SG&A to be slightly less than 10 percent of net sales for the full year 2014.

Other Non-operating Income

(in millions)	2014	2013
Other non-operating income	$(15.6)	$(6.3)

A $9.3 million pre-tax gain related to the sale of our Paper Packaging Division and $6.1 million of interest income were recorded in the nine months ended September 30, 2014. A $2.2 million pre-tax gain on the sale of land and building was recorded as part of other non-operating income during the third quarter of 2013. A $5.5 million pre-tax gain on the sale of our Clysar plant was recorded as part of other non-operating income during the second quarter of 2013. We recognized $4.5 million of expense in the first quarter of 2013 for the write-off of indemnification receivables as the offsetting tax liability was reversed in the first quarter (see below). These equal and offsetting items had no impact on operating profit, net income, or earnings per share.

Consolidated Income Taxes

(in millions)	2014	2013
Income taxes	$95.0	$69.5
Effective tax rate	34.3%	32.8%
During the first quarter of 2013, a $4.5 million tax benefit was recognized for the reversal of non-U.S. tax liabilities that were assumed in a past acquisition. We also recognized an equal amount of non-operating expense for the write-off of related receivables (see above). These equal and offsetting items had no impact on operating profit, net income, or earnings per share for 2013. We expect the effective income tax rate for the full year of 2014 to be approximately 34.5 percent.

(Loss) Income From Discontinued Operations

(dollars in millions)	2014	2013
(Loss) income from discontinued operations, net of tax	$(49.9)	$14.2

(Loss) income from discontinued operations includes the operating results of our Pressure Sensitive Materials business, goodwill impairment charges, direct transaction costs associated with the planned divestiture, $25.0 million of plant closure costs associated with our Stow, Ohio facility ($0.16 per share after tax), and the associated income tax effects of these items. The pre-tax $44.7 million ($0.50 per share after tax) non-cash goodwill impairment charge is to reduce held for sale net assets to estimated fair value, less costs to sell.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 45.2 percent and 43.5 percent at September 30, 2014 and December 31, 2013, respectively.  Total debt as of September 30, 2014 and December 31, 2013 was $1.5 billion and $1.4 billion, respectively.

Cash Flow

Net cash provided by operating activities was $191.5 million for the first nine months of 2014, compared to $262.4 million for the first nine months of 2013. In 2014 we used $20.8 million of cash for payments related to the closure of our Stow, Ohio plant. Cash flow from operations in 2014 reflect generally higher levels of working capital associated with higher raw material costs, increased inventory levels, and higher selling prices. These working capital increases support new product commercialization and strong customer demand for value-added products.

Net cash used by investing activities was $25.0 million for the first nine months of 2014 compared to cash used by investing activities of $105.5 million for the same period of 2013. In 2014 we received $79.8 million as net proceeds from the divestiture of our Paper Packaging Division. In 2013 we received $30.4 million as net proceeds from the divestiture of our Clysar plant and used $56.3 million of cash for the acquisition of NCS.

Net cash used in financing activities was $163.4 million for the nine months ended September 30, 2014, compared to net cash used in financing activities of $114.6 million for the same period of 2013, primarily reflecting a higher number of the Company's shares repurchased during the nine months ended September 30, 2014.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of September 30, 2014, our commercial paper debt outstanding was $443.3 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of September 30, 2014, there was $443.3 million of debt outstanding supported by this credit facility, leaving $656.7 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Public notes totaling $400 million matured in August 2014. On July 15, 2014, we further amended our revolving credit facility to provide for a $200 million term loan. This term loan has an eight-year term and a variable rate based on the one-month London Interbank Offered Rate (LIBOR) plus a fixed spread. We used this term loan combined with commercial paper borrowings to refinance the $400 million public notes which matured in August 2014.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2014.  For additional information, refer to Note 5 and Note 6 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Vice President and Controller (the principal financial officer), has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Vice President and Controller (the principal financial officer) have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Vice President and Controller (the principal financial officer), as appropriate to allow timely decisions regarding required disclosure. During the third quarter of 2014, we implemented a new human resource information and payroll system in the U.S. We will continue to integrate the software with our core processes, systems and controls in future quarters. There were no other changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 12 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We believe that at September 30, 2014, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its equity securities in the three months ended September 30, 2014.  As of September 30, 2014, under authority granted by the Board of Directors, the Company had remaining authorization to repurchase 8,387,783 shares of Bemis common stock. There is not an expiration date for this plan.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	October 31, 2014	/s/ Jerry S. Krempa
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