Form 10-K
period 2014-12-31
BEMIS CO INC
filed 2015-02-20
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of Registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin  54957-0669
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (920) 527-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 30, 2014, based on a closing price of $40.66 per share as reported on the New York Stock Exchange, was $4,061,047,083.

As of February 18, 2015, the Registrant had 97,464,764 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement - Annual Meeting of Shareholders May 7, 2015 - Part III

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions, including continued uncertainties in Europe; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw materials: costs, availability and terms (particularly for polymer resins and adhesives); price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations or divestitures; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to transition of production; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A "Risk Factors" of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I

ITEM 1 — BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a global manufacturer of packaging products.  The Company's business activities are organized around its two reportable business segments, U.S. Packaging (66 percent of 2014 net sales) and Global Packaging (34 percent).

The majority of the Company’s products are sold to customers in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, and other consumer goods. Further information about the Company’s operations in its business segments and geographic areas is available in Note 20 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2014, the Company had approximately 17,000 employees worldwide. Approximately 8,500 of these employees were in the U.S., with approximately 40 percent of hourly production employees covered by collective bargaining agreements involving four different unions. Of the approximately 8,500 employees who were outside the U.S., over half of the hourly production employees and some of the salaried workforce are covered by collective bargaining agreements and are represented by numerous unions.

Working capital fluctuates throughout the year in relation to business volume and other marketplace conditions.  The Company maintains inventory levels that provide a reasonable balance between obtaining raw materials at favorable prices and maintaining adequate inventory levels to enable the Company to fulfill its commitment to promptly fill customer orders.  Manufacturing backlogs are not a significant factor in the industries in which the Company operates.  The business of each of the reportable segments is not seasonal to any significant extent.

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

The Company’s business activities are organized around its two reportable business segments, U.S. Packaging and Global Packaging.  Both internal and external reporting conform to this organizational structure.  A summary of the Company’s business activities reported by its two reportable business segments follows.

U.S. Packaging Segment
The U.S. Packaging segment represents all food, consumer, and industrial products packaging-related manufacturing operations located in the United States. This segment manufactures multilayer polymer, blown and cast film structures to produce packaging sold for food and personal care product applications as well as non-food applications. Markets for these products include processed and fresh meat, dairy, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, lawn and garden, tissue, fresh produce, personal care and hygiene, disposable diapers, and agribusiness.
Global Packaging Segment
The Global Packaging segment includes all packaging-related manufacturing operations located outside of the United States as well as global medical device and pharmaceutical packaging manufacturing operations. This segment manufactures multilayer polymer, blown and cast film structures to produce packaging sold for a variety of food, medical, pharmaceutical, personal care, electronics, and industrial applications. Additional products include injection molded plastic and folding carton packaging. Markets for these products include processed and fresh meat, dairy, liquids, snacks, cheese, coffee, condiments, candy, bakery, tissue, fresh produce, personal care and hygiene, disposable diapers, agribusiness, pharmaceutical, and medical devices.

Marketing, Distribution, and Competition
While the Company’s sales are made through a variety of distribution methods, substantially all sales are made by the Company’s direct sales force.  Sales offices and plants are located throughout North America, Latin America, Europe, and Asia-Pacific to provide prompt and economical service to thousands of customers.  The Company’s technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

No single customer accounts for ten percent or more of the Company’s total sales.  Nevertheless, business arrangements with certain large customers require a large portion of the manufacturing capacity at a few individual manufacturing sites.  Any change in the business arrangement would typically occur over a period of time, which would allow for an orderly transition for both the Company’s manufacturing site and the customer.

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include Amcor Limited, Berry Plastics Corporation, Bryce Corporation, Coveris High Performance Packaging, Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Wihuri OY, and Winpak Ltd.

The Company considers itself to be a significant participant in the markets in which it serves; however, due to the diversity of our business, the Company’s precise competitive position in these markets is not reasonably determinable.  Advertising is limited primarily to business and trade publications emphasizing the Company’s product features and related technical capabilities.

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

Research and Development Expense
Research and development expenditures were as follows:

(in millions)	2014	2013	2012
U.S. Packaging	$21.0	$23.2	$19.2
Global Packaging	16.7	15.1	15.1
Corporate	6.4	2.2	1.4
Total	$44.1	$40.5	$35.7

Environmental Control
Compliance with federal, state, and local laws, rules, and regulations which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect on the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

Available Information
The Company is a large accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 100 F St., N.E., Washington, DC 20549 (call 1-202-551-8090 or 1-800-732-0330 for hours of operation). Electronically filed and furnished reports can also be accessed through the Company’s own website (http://www.bemis.com), under Investors/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54957-0669, or calling (920) 527-5000.  In addition, the Company’s Board Committee charters, Principles of Corporate Governance, and the Company’s Code of Conduct can be electronically accessed at the Company’s website under About Us/Corporate Governance or, free of charge, by writing directly to the Company, Attention:  Corporate Secretary.  The Company will post any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions on the Investor Relations section of its website (www.bemis.com) promptly following the date of such amendment or waiver.

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
Child resistance — Packaging materials and systems for drugs and household chemicals that are designed to be difficult for children to open.
Coextruded film — A blown or cast film extruded with multiple layers extruded simultaneously.
CSD labels — Carbonated soft drink labels.
Extruded film — A plastic film manufactured by forcing heated resin through a shaped die. This forms a tube of thin plastic film which is then expanded by an internal column of air to produce a continuous ribbon of film.
EZ Open packaging — Package technologies such as peelable closures or laser scoring used to allow the consumer easy access to a packaged product. EZ Open packaging may be combined with reclose features such as plastic zippers to allow for convenient storage of the packaged material once opened.
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
Shrink bags/films — An extruded packaging film that is cooled, reheated, and stretched at a temperature near its melting point. The film is made to shrink around a product by an application of thermal treatment, and can be a barrier product if a layer of oxygen barrier material is added.
Specialty film — Plastic films that are produced for non-food applications and are typically used as either secondary packaging or incorporated into a film structure to impart specific physical and /or performance characteristics.
Sterilization packaging — Packaging materials and preformed packaging systems that support the sterilization process, physical and sterile barrier protection through global distribution, and aseptic operating room presentation of life saving medical devices and technologies.
Thermoformed plastic packaging — A package formed by applying heat to a film to shape it into a tray or cavity and then sealing a flat film on top of the package after it has been filled.
Vacuum skin packaging ("VSP") — Vacuum skin packaging combines the benefits of traditional vacuum packs in terms of shelf life extension and premium second-skin presentation of meats, fish, and ready-made meals. VSP systems include multilayer high barrier top webs and adapted forming webs and trays.

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
Our customer base includes key (generally large) customers that are important to our success. If key customers experience financial pressure, they could attempt to demand more favorable contractual terms, which would place additional pressure on our margins and cash flows. In addition, our success depends on our ability to respond timely to changes in customer product needs and market acceptance of our products. We must produce products that meet the quality, performance, and price expectations of our customers. Changes in customers’ preferences for our products can also affect the demand for our products. Lower demand for our products could adversely impact our business, financial condition and results of operations.

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
We also make strategic divestitures from time to time, including the 2014 divestitures of the Paper Packaging Division and Pressure Sensitive Materials business. In the case of divestitures, we may agree to indemnify acquiring parties for certain liabilities arising from our former businesses. These divestitures may also result in continued financial involvement in the divested businesses, including through guarantees, service level agreements, or other financial arrangements, following the transaction. Lower performance by those divested businesses could also affect our future financial results if there is contingent consideration associated.

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
We have operations globally.  In 2014, approximately 30 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

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
At December 31, 2014, our variable rate borrowings approximated $948.5 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap).  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by approximately $9.5 million on the $948.5 million of variable rate debt outstanding as of December 31, 2014.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Properties utilized by the Company at December 31, 2014, were as follows:

U.S. Packaging Segment
This segment has 28 manufacturing plants located in 13 states, of which 27 are owned directly by the Company or its subsidiaries and one is leased from an outside party.

Global Packaging Segment
This segment has 32 manufacturing plants located in three U.S. states, the Commonwealth of Puerto Rico, and ten non-U.S. countries, of which 26 are owned directly by the Company or its subsidiaries and six are leased from outside parties.  Initial building lease terms generally provide for minimum terms of five to twelve years and have one or more renewal options.  The terms of building leases in effect at December 31, 2014, expire between 2015 and 2018.

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

Environmental Matters
The Company is a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as “Superfund”) and similar state and foreign laws in proceedings associated with 17 sites around the United States and one in Brazil.  These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has accrued an amount that it believes to be adequate to cover its exposure.

São Paulo Tax Dispute
Two of the Company’s subsidiaries (Dixie Toga Ltda ("Dixie Toga") and Itap Bemis Ltda) were involved in a tax dispute with the City of São Paulo, Brazil ("City"). The City imposes a tax on the rendering of printing services. The City assessed this city services tax on the production and sale of printed labels and packaging products. The Company disagreed and contended that the city services tax was not applicable to its products and that the products were subject only to the state value added tax ("VAT"). Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes. Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, the Company appealed the city services tax and instead continued to collect and pay only the state VAT.

The City disagreed and assessed the subsidiaries the city services tax for the multiple years dating back to 1991. The Company challenged the assessments and ultimately litigated the issue. Multiple courts, including the Lower Tax Court in the city of São Paulo and the São Paulo Court of Justice, previously issued decisions in favor of the Company. In May 2014, the Second Panel of the Supreme Court for the State of São Paulo issued a decision in favor of the Company in one of the relevant lawsuits.  The City did not appeal, and the decision is final.  The Company is involved in several similar lawsuits with the City. We expect it may take several years before the remaining cases are fully decided, but we believe this decision has established precedent and should lead to a favorable ruling in the remaining cases.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $14.3 million, translated to U.S. dollars at the December 31, 2014 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes it is more likely than not the tax benefit will be sustained in its entirety and consequently has not recorded a liability. The Company intends to litigate the matter if it is not resolved at the administrative appeal levels. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.  At this time, the Company believes that final resolution of the assessment will not have a material impact on the Company's consolidated financial statements.

Brazil Investigation
On September 18, 2007, the Secretariat of Economic Law ("SDE"), a governmental agency in Brazil now integrated into the CADE (Brazilian Competition Commission) Superintendence General after a change in the law, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the nature of the proceedings, the Company is unable at the present time to predict the outcome of this matter.

 ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	50,000	$38.60	50,000	8,337,783
November 1-30, 2014	1,132,856	38.70	1,132,856	7,204,927
December 1-31, 2014	522,036	42.64	522,036	6,682,891

Total		$39.90	1,704,892	6,682,891

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2014, there were 3,284 registered holders of record of our common stock.  On May 1, 2014, the Board of Directors of the Company increased the cumulative authorization for repurchases to 9.4 million shares of Bemis common stock, which authorization has no stated expiration. During the fourth quarter of the year ended December 31, 2014, the Company repurchased 1,704,892 shares of Bemis common stock in the open market at an average purchase price of $39.90 per share.  As of December 31, 2014, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 6,682,891 shares of its common stock.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31

2014
Dividend paid per common share	$0.27	$0.27	$0.27	$0.27
Common stock price per share
High	40.99	41.58	41.02	47.20
Low	37.01	39.13	37.72	34.34

2013
Dividend paid per common share	0.26	0.26	0.26	0.26
Common stock price per share
High	40.41	41.22	42.34	41.02
Low	33.65	37.81	38.40	37.88

2012
Dividend paid per common share	0.25	0.25	0.25	0.25
Common stock price per share
High	32.79	33.48	32.08	33.93
Low	29.63	29.52	29.59	31.33

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW
(dollars in millions, except per share amounts)

Years Ended December 31,	2014	2013	2012	2011	2010
Operating Data
Net sales	$4,343.5	$4,476.6	$4,583.6	$4,747.9	$4,272.4
Income from continuing operations	239.1	192.5	148.9	164.3	187.1

Common Share Data
Basic earnings per share from continuing operations	2.39	1.86	1.43	1.51	1.63
Diluted earnings per share from continuing operations	2.36	1.85	1.42	1.51	1.63
Dividends per share	1.08	1.04	1.00	0.96	0.92
Book value per share	14.59	16.53	15.88	15.36	17.90
Weighted-average shares outstanding for computation of diluted earnings per share	101.2	104.0	105.0	106.6	110.7
Common shares outstanding at December 31,	98.2	101.9	103.3	103.0	107.7

Capital Structure and Other Data
Current ratio	2.7x	2.5x	2.4x	2.3x	2.2x
Working capital	$806.4	$902.6	$882.0	$867.0	$791.7
Total assets	3,615.1	4,110.2	4,185.7	4,320.4	4,285.8
Short-term debt	31.3	14.9	8.9	15.1	2.9
Long-term debt	1,315.9	1,421.4	1,417.6	1,554.8	1,283.5
Total equity	1,433.0	1,684.8	1,640.9	1,582.1	1,927.4
Depreciation and amortization	180.6	190.3	204.3	220.3	209.7
Capital expenditures	185.2	139.8	136.4	135.2	113.2
Number of common shareholders	3,284	3,416	3,481	3,618	3,758
Number of employees	16,944	19,106	19,564	20,165	19,796

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2014
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2014		2013		2012
Net sales	$4,343.5	100.0%	$4,476.6	100.0%	$4,583.6	100.0%
Cost of products sold	3,484.4	80.2	3,601.2	80.4	3,731.9	81.4
Gross profit	859.1	19.8	875.4	19.6	851.7	18.6

Operating expenses:
Selling, general, and administrative expenses	416.6	9.6	448.5	10.0	454.2	9.9
Research and development	44.1	1.0	40.5	0.9	35.7	0.8
Facility consolidation and other costs	—	—	45.4	1.0	68.7	1.5
Other operating income	(9.3)	(0.2)	(9.2)	(0.2)	(15.2)	(0.3)
Operating income	407.7	9.4	350.2	7.8	308.3	6.7

Interest expense	60.8	1.4	68.2	1.5	70.9	1.5
Other non-operating income	(16.8)	(0.4)	(7.7)	(0.2)	(3.8)	(0.1)
Income from continuing operations before income taxes	363.7	8.4	289.7	6.5	241.2	5.3

Provision for income taxes	124.6	2.9	97.2	2.2	92.3	2.0

Income from continuing operations	239.1	5.5	192.5	4.3	148.9	3.2

(Loss) income from discontinued operations	(48.0)	(1.1)	20.1	0.4	24.9	0.5

Net income	$191.1	4.4%	$212.6	4.7%	$173.8	3.8%
					\
Effective income tax rate		34.3%		33.6%		38.3%

Diluted earnings per share from continuing operations	$2.36		$1.85		$1.42

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
We recorded $45.4 million and $68.7 million of charges associated with the facility consolidation programs during the twelve months ended December 31, 2013 and 2012, respectively. These costs have been recorded on the consolidated statement of income as facility consolidation and other costs. Cash payments for these programs in 2013 and 2012 totaled $51.6 million and $35.2 million, respectively. At the end of 2013, the facility consolidation program was substantially complete.

Discontinued Operations
On November 7, 2014, we completed the sale of our global Pressure Sensitive Materials business. Net proceeds of the transaction totaled $136.9 million, subject to settlement of customary post-closing adjustments in 2015.
The Pressure Sensitive Materials business meets the criteria to be classified as a discontinued operation, which requires retrospective application to certain financial information for all periods presented. Amounts included in the consolidated statement of income have been recast to exclude Pressure Sensitive Materials amounts. The consolidated balance sheet at December 31, 2013 and related notes have not been recast to reflect the assets and liabilities divested. The consolidated statement of cash flows for all periods includes both continuing and discontinued operations.
(Loss) income from discontinued operations in 2014 includes the operating results of our Pressure Sensitive Materials business, goodwill impairment charges, direct transaction costs associated with the planned divestiture, $25.0 million of plant closure costs associated with our Stow, Ohio facility ($0.16 per share after tax), and the associated income tax effects of these items. The pre-tax $44.7 million ($0.50 per share after tax) non-cash goodwill impairment charge is to reduce net assets held for sale to estimated fair value, less costs to sell.

Acquisitions and Divestitures

Divestiture of Paper Packaging Division
On March 31, 2014, we completed the sale of our Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $78.7 million. A $9.3 million pre-tax gain on the sale was recorded as part of other non-operating income during 2014.

Acquisition of Specialty Film Manufacturer in Foshan, China
On July 1, 2013, we acquired Foshan New Changsheng Plastics Films Co., LTD ("Foshan"), a specialty film manufacturer located in Foshan, China. The acquisition of this film platform is expected to provide cost and logistics benefits to support our broader Asia-Pacific growth strategy. The cash purchase price was $75.6 million.

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

Results of Operations
Consolidated Overview — Continuing Operations

(in millions, except per share amounts)	2014	2013	2012
Net sales	$4,343.5	$4,476.6	$4,583.6
Income from continuing operations	239.1	192.5	148.9
Diluted earnings per share from continuing operations	2.36	1.85	1.42

2014 versus 2013
Net sales for the year ended December 31, 2014 decreased 3.0 percent from the same period of 2013. Currency translation reduced net sales by 2.4 percent.  The divestitures of the Clysar business in 2013 and the Paper Packaging Division in 2014 reduced sales by 3.4 percent. The acquisition of Foshan during the third quarter of 2013 increased net sales by 0.8 percent in the current year. Plant closures during 2013 reduced sales by 0.1 percent. The remaining 2.1 percent increase in net sales represents the net benefit of changes in selling prices and sales mix, partially offset by an approximate 2 percent net sales reduction from lower volume.

Diluted earnings per share from continuing operations for the year ended December 31, 2014 were $2.36 compared to $1.85 reported in the same period of 2013.  Results for 2014 included a $0.06 gain on the sale of our Paper Packaging Division. Results for 2013 included a $0.29 charge associated with facility consolidation and other costs, a $0.03 gain on the sale of our Clysar plant, and a $0.02 gain on the sale of land and building.

2013 versus 2012
Net sales for the year ended December 31, 2013 decreased 2.3 percent from the same period of 2012. Currency translation reduced net sales by 1.6 percent. Acquisitions increased net sales by approximately 0.9 percent during the year, which was completely offset by the sales reduction due to divestitures. Our facility consolidation activities reduced net sales by 1.7 percent, reflecting our reduced capacity for certain products. The remaining increase in net sales represents an approximate 4 percent benefit from increased selling prices and improved sales mix, partially offset by an approximate 3 percent net sales reduction from lower volume. These changes were principally driven by the performance of our Global Packaging business, as described below.
Diluted earnings per share from continuing operations for the year ended December 31, 2013 were $1.85 compared to $1.42 reported in the same period of 2012. Results for 2013 included a $0.29 charge associated with facility consolidation and other costs and $0.05 of benefits associated with gains on divestiture and land and building. Results for 2012 included a $0.45 charge associated with facility consolidation and other costs and $0.04 of charges for acquisition-related earnout and transaction payments.
2012 Accounting Practice Harmonization
In the fourth quarter of 2012, financial modules of our ERP system were implemented at a significant number of our locations. During that quarter we recorded adjustments primarily to cost of goods sold in order to harmonize the application of certain accounting practices and provide consistency among the business segments. These adjustments which were made to individual locations across our segments, as referenced in the respective business segment discussions and summarized in the chart below, substantially offset one another.

(dollars in millions)	Benefit (detriment)
U.S. Packaging	$13.8
Global Packaging	(16.4)
Total	$(2.6)

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

(dollars in millions)	2014	2013	2012
Net sales	$2,860.7	$2,984.6	$3,040.1
Operating profit (See Note 20 to the Consolidated Financial Statements)	375.8	337.9	366.7
Operating profit as a percentage of net sales	13.1%	11.3%	12.1%

2014 versus 2013
U.S. Packaging net sales decreased 4.2 percent in the year ended December 31, 2014 compared to the same period of 2013. The divestitures of the Clysar business in 2013 and the Paper Packaging Division in 2014 reduced sales by 5.2 percent. Plant closures during 2013 reduced sales by 0.1 percent. The remaining 1.1 percent increase in net sales reflects the net benefit of increased selling prices and improved sales mix as a result of our ongoing focus to increase sales of value-added flexible packaging products, partially offset by an approximate 2 percent decrease in unit volumes driven by generally softer demand.

 Operating profit for the total year 2014 was $375.8 million, or 13.1 percent of net sales, compared to $337.9 million, or 11.3 percent of net sales in 2013. Operating profit in 2013 was negatively impacted by $45.0 million of facility consolidation and other costs.

2013 versus 2012
U.S. Packaging net sales decreased 1.8 percent in the year ended December 31, 2013 compared to the same period of 2012. This change reflects a 1.4 percent reduction in sales due to the impact of facility consolidation activities, in addition to a 1.4 percent reduction associated with a divestiture in May of 2013. The remaining one percent increase in net sales reflects an approximately 2 percent benefit from increased selling prices and improved sales mix, partially offset by an approximately one percent decrease in net sales associated with generally lower unit sales compared to the same period of last year. The net benefit of increased selling prices and improved sales mix reflect our ongoing focus on higher priced, value-added flexible packaging products.
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

(dollars in millions)	2014	2013	2012
Net sales	$1,482.8	$1,492.0	$1,543.5
Operating profit (See Note 20 to the Consolidated Financial Statements)	113.3	106.4	59.9
Operating profit as a percentage of net sales	7.6%	7.1%	3.9%

2014 versus 2013
Global Packaging net sales of $1.5 billion represented a decrease of 0.6 percent compared to 2013. Acquisitions increased net sales by approximately 2.4 percent, which was more than offset by a 7.0 percent decrease in net sales related to currency translation. The remaining 4.0 percent increase in Global Packaging net sales reflects the net benefit of changes in selling prices and sales mix as a result of our ongoing focus to increase sales of value-added flexible packaging products, partially offset by an approximate 1 percent decrease in unit volumes driven by generally lower consumer demand in South America.

Operating profit for the total year 2014 was $113.3 million, or 7.6 percent of net sales, compared to $106.4 million, or 7.1 percent of net sales in 2013. The net effect of currency translation decreased operating profit in 2014 by $6.4 million. Margin improvement in this segment reflects the favorable impact of increased sales of value-added packaging for medical device, pharmaceutical, and perishable food applications.

2013 versus 2012
Global Packaging net sales of $1.5 billion represented a decrease of 3.3 percent compared to 2012. The impact of currency translation reduced net sales by 4.8 percent during the year. Facility consolidation activities reduced net sales by 3.0 percent, reflecting our reduced capacity for certain products. Our acquisition of a China-based extrusion facility in July 2013 increased net sales by 2.8 percent compared to last year. The remaining 1.7 percent increase in Global Packaging net sales reflects the net impact of an approximately 12 percent increase in net sales associated with higher selling prices and improved sales mix, partially offset by a net sales decrease of approximately 10 percent related to lower unit sales volumes.  Lower unit sales volumes reflect the impact of economic inflation in Latin America which has increased food prices and reduced consumer demand for grocery products, including applications that use our packaging products.
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

Consolidated Gross Profit

(dollars in millions)	2014	2013	2012
Gross profit	$859.1	$875.4	$851.7
Gross profit as a percentage of net sales	19.8%	19.6%	18.6%
Gross profit in 2014 and 2013 reflects the benefits of cost reductions associated with facility consolidation activities and improvements in sales mix.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2014	2013	2012
Selling, general, and administrative expenses (SG&A)	$416.6	$448.5	$454.2
SG&A as a percentage of net sales	9.6%	10.0%	9.9%
Selling, general, and administrative expenses ("SG&A") in 2014 declined due to the impact of business divestitures of approximately $17 million and lower employee-related expenses of approximately $10 million, in addition to disciplined cost control measures. SG&A in 2013 reflects lower employee benefit plan costs of approximately $10 million partially offset by inflationary increases.

Research and Development (R&D)

(dollars in millions)	2014	2013	2012
Research and development (R&D)	$44.1	$40.5	$35.7
R&D as a percentage of net sales	1.0%	0.9%	0.8%
During the periods presented, R&D expense increased in absolute terms and as a percentage of net sales, reflecting our investment in select research and development projects that are expected to create long-term growth opportunities. Current market trends support these investments.

Other Operating Income

(dollars in millions)	2014	2013	2012
Other operating income	$(9.3)	$(9.2)	$(15.2)
For the year 2014, other operating income included $11.6 million of fiscal incentive income compared to $10.8 million in 2013 and $16.6 million in 2012. The reduction in fiscal incentives reflects the impact of currency translation, the closing of a plant in Brazil, and a general reduction in fiscal incentives. These fiscal incentives are associated with net sales in South America and are included in Global Packaging segment operating profit.

Interest Expense

(dollars in millions)	2014	2013	2012
Interest expense	$60.8	$68.2	$70.9
Effective interest rate	4.4%	4.8%	4.7%
Interest expense in 2014 declined as a result of refinancing bonds that matured August 1, 2014 with lower variable rate debt.

Other Non-operating Income

(dollars in millions)	2014	2013	2012
Other non-operating income	$(16.8)	$(7.7)	$(3.8)
A $9.3 million pre-tax gain related to the sale of our Paper Packaging Division and $7.6 million of interest income were recorded in 2014.
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
During 2012, other non-operating income included interest income and a gain on sale of excess land, partially offset by a foreign exchange loss of $1.8 million.
Income Taxes

(dollars in millions)	2014	2013	2012
Income taxes	$124.6	$97.2	$92.3
Effective tax rate	34.3%	33.6%	38.3%

Other than the differences noted below, the difference between our overall tax rate and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which we operate.

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

Our 2012 effective income tax rate was 38.3 percent. This higher rate was caused by adjustments to valuation allowances based on the likely realization of the future benefits related to specific net deferred tax assets. The deferred tax assets relate primarily to accumulated operating losses incurred by certain legal entities in foreign countries. Excluding these adjustments, the effective tax rate for 2012 would have been 36.5 percent.

Liquidity and Capital Resources

Debt to Total Capitalization
Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 44.9 percent at December 31, 2014, compared to 43.5 percent at December 31, 2013.  Total debt as of December 31, 2014 and 2013 was approximately $1.3 billion and $1.4 billion, respectively.

Credit Rating
Our capital structure and financial practices have earned us investment grade credit ratings from two nationally recognized credit rating agencies. These credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Cash Flow
Net cash provided by operations totaled $248.1 million for the year ended December 31, 2014, compared to $373.2 million in 2013 and $421.3 million in 2012.  Reduced operating cash flow in 2014 reflects high levels of working capital associated with sales growth initiatives. New product commercialization and strong customer demand for value-added products resulted in higher inventory and accounts receivable balances. Net cash provided by operations was reduced by income tax payments of $134.8 million, $121.9 million and $79.3 million during 2014, 2013, and 2012, respectively. Net cash provided by operations was reduced by contributions to our defined benefit pension plans of $10.8 million, $39.0 million and $65.4 million during 2014, 2013, and 2012, respectively. In 2014 we used $20.8 million of cash for payments related to the closure of our Stow, Ohio plant. Cash flow from operations was reduced by $51.6 million and $35.2 million of cash paid related to the facility consolidation program during 2013 and 2012, respectively.

 Net cash provided by investing activities totaled $40.5 million for the year ended December 31, 2014 compared to cash used in investing activities in 2013 totaling $155.8 million. The cash proceeds from divesting our Pressure Sensitive Materials business and Paper Packaging Division more than offset increased capital expenditure spending in 2014. The cash proceeds from divesting our Clysar plant offset the higher acquisition outflows associated with our Foshan purchase in 2013.

Net cash used in financing activities for the years ended December 31, 2014 and 2013, included share repurchases of $152.1 million and $77.3 million, respectively. Net cash used in financing activities for the year ended December 31, 2012 included repayment of our $300 million notes.

Available Financing
In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $317.3 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program. Our revolving credit facility is supported by a group of major U.S. and international banks. Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization. The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries. As of December 31, 2014, there was $317.3 million of debt outstanding supported by this credit facility, leaving $782.7 million of available credit. If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs. Borrowings under the credit agreement are subject to a variable interest rate.

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

Liquidity Outlook
As of December 31, 2014, cash and cash equivalents outside of the United States was $44.0 million. We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, our participating subsidiaries maintain either a cash deposit or borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. This notional pooling arrangement allows reasonable access to our cash in foreign subsidiaries, as well as provides a financing option to foreign subsidiaries beyond our multi-currency credit facility.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short term liquidity needs.

Capital Expenditures
Capital expenditures were $185.2 million during 2014, compared to $139.8 million in 2013, and $136.4 million in 2012.  We expect capital expenditures for 2015 to be in the range of $185 to $200 million, which will support increased customer demand for value-added products and further strengthen our competitive position. We expect to fund 2015 capital expenditures with cash provided by operating activities.

Dividends
We increased our quarterly cash dividend by 3.8 percent during the first quarter of 2014 to $0.27 per share from $0.26 per share.  This follows increases of 4.0 percent in 2013 and 4.2 percent in 2012.  In February 2015, the Board of Directors approved the 32nd consecutive annual increase in the quarterly cash dividend on common stock to $0.28 per share, a 3.7 percent increase.

Share Repurchases
We purchased 3.8 million and 2.0 million shares of our common stock in the open market during 2014 and 2013, respectively. No shares were repurchased during 2012.  As of December 31, 2014, 6.7 million shares remained on our previously-approved authorization to purchase common stock for the treasury.

Contractual Obligations
The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2014.  Obligations under capital leases are insignificant.

	Contractual Payments Due by Period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$1,317.3	$—	$—	$717.3	$600.0
Interest expense (2)	273.4	48.9	97.6	86.3	40.6
Operating leases (3)	54.4	8.7	12.9	7.5	25.3
Purchase obligations (4)	489.9	462.6	16.3	2.5	8.5
Postretirement obligations (5)	59.2	2.1	21.3	6.5	29.3
Total	$2,194.2	$522.3	$148.1	$820.1	$703.7

(1)
Long-term debt maturing in 2015 is $317.3 million. These amounts have been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.  This debt is commercial paper backed by a bank credit facility that expires on August 12, 2018.  See Note 14 to the Consolidated Financial Statements for additional information about our long term debt.

(2)	A portion of the interest expense disclosed is subject to variable interest rates. The amounts disclosed above assume that future variable interest rates are equal to rates at December 31, 2014.

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

We also have long-term obligations related to our income tax liabilities associated with uncertain tax positions, environmental liabilities, multi-employer plan, and pension defined benefit plans. These liabilities have been excluded from the table above due to the high degree of uncertainty as to amounts and timing regarding future payments.  See Consolidated Financial Statements and related Notes.

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

A portion of the interest expense on our outstanding debt is subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $948.5 million of variable rate debt outstanding (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap) would increase by approximately $9.5 million.

We enter into interest-rate swap contracts to economically convert a portion of our fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, we entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of our $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to us, which is recorded as a reduction in interest expense, was $8.2 million, $8.1 million, and $7.0 million in 2014, 2013, and 2012, respectively.  At December 31, 2014 and 2013, the fair value of these interest rate swaps was $1.0 million in our favor and $20.2 million in the bank's favor, respectively, using discounted cash flow or other appropriate methodologies. Asset positions are included in deferred charges and other assets with a corresponding increase in long-term debt.  Liability positions are included in other liabilities and deferred credits with a corresponding decrease in long-term debt.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2014 and 2013, we had outstanding forward exchange contracts with notional amounts aggregating $2.3 million and $5.5 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is recorded on the balance sheet within current liabilities and as an element of other operating income which offsets the related transactions gains and losses on the related foreign denominated asset or liability.  Amounts recognized in income related to forward exchange contracts were $0.4 million of expense and $0.1 million of income in the years ended December 31, 2014 and 2013, respectively.

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
•The calculation of annual pension costs and related assets and liabilities; and
•The valuation of intangible assets and goodwill.

Pension costs
We recognize amounts in our financial statements related to our defined benefit pension plans which are frozen for the majority of participants on an actuarial basis.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  Net periodic pension cost recorded in 2014 was $9.4 million, compared to pension cost of $24.3 million in 2013 and $47.8 million in 2012. We expect pension expense before the effect of income taxes for 2015 to be in a range of $10 million to $15 million.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets. Beginning in 2013, we adopted a liability responsive asset allocation policy that becomes more conservative as the funded status of the plans improve. The majority of pension plan assets relate to U.S. plans and the target allocation is currently to invest approximately 65 percent in fixed income securities and approximately 35 percent in equity securities.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based on our target asset allocation.  For the historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2014, our U.S. pension plan assets earned annualized rates of return of 6.6 percent, 4.1 percent, 8.8 percent, and 8.7 percent, respectively.  Using our U.S. target asset allocation of plan assets, our outside actuaries have used their independent economic models to calculate a range of expected long-term rates of return and, based on their results, we have determined our U.S. asset return assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2014, for our U.S. defined benefit pension plans we determined this rate to be 4.00 percent, a decrease of one percent from the 5.00 percent rate used at December 31, 2013.

For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

U.S.  Pension assumptions sensitivity analysis
The following charts depict the sensitivity of estimated 2015 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount rate	Total increase (decrease) to pension expense from current assumption (in millions)	Rate of Return on Plan Assets	Total increase (decrease) to pension expense from current assumption (in millions)
3.00 percent	$8.0	6.50 percent	$6.4
3.25 percent	5.8	6.75 percent	4.7
3.50 percent	3.8	7.00 percent	3.1
3.75 percent	1.9	7.25 percent	1.6
4.00 percent — Current Assumption	—	7.50 percent — Current Assumption	—
4.25 percent	(1.9)	7.75 percent	(1.6)
4.50 percent	(3.6)	8.00 percent	(3.1)
4.75 percent	(5.2)	8.25 percent	(4.7)
5.00 percent	(6.8)	8.50 percent	(6.4)

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

Total increase (decrease) in Accumulated Other Comprehensive
Discount rate	Income, net of taxes, from current assumptions (in millions)
3.00 percent	$(110.2)
3.25 percent	(80.4)
3.50 percent	(52.3)
3.75 percent	(25.4)
4.00 percent — Current Assumption	—
4.25 percent	24.1
4.50 percent	47.0
4.75 percent	68.7
5.00 percent	89.4

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  Goodwill is not amortized, but instead tested annually or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to reporting units, which is defined as the operating segment, or one level below the operating segment. We have three reporting units, of which two are included in the Global Packaging reportable segment. The other reporting unit is the U.S. Packaging segment.

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

Current accounting guidance allows the Company to first perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value, referred to as the "Step 0" assessment. The Step 0 assessment requires the evaluation of certain qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit factors. If the Company's Step 0 analysis indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform a quantitative two-step impairment test. The Company applied the Step 0 assessment to the U.S. Packaging reporting unit in 2014 and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test for this reporting unit was not necessary in 2014.

Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as a significant decrease in expected net earnings, adverse equity market conditions, and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed and, as the fair value of each reporting unit was at least 20 percent in excess of the respective reporting unit’s carrying value, it has been determined that our $1.0 billion of goodwill is not impaired as of December 31, 2014. We perform sensitivity analyses of key factors including discount rates and long-term sales growth rates. There were no key factors that a 1 percent change would result in an impairment.

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

New Accounting Pronouncements
There has been no new accounting guidance issued or effective during 2014 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (2013)).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2014.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework (2013) criteria.

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

/s/ William F. Austen	/s/ Michael B. Clauer	/s/ Jerry S. Krempa
William F. Austen, President and Chief Executive Officer	Michael B. Clauer, Vice President and Chief Financial Officer	Jerry S. Krempa, Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bemis Company, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 20, 2015

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the years ended December 31,	2014	2013	2012
Net sales	$4,343.5	$4,476.6	$4,583.6
Cost of products sold	3,484.4	3,601.2	3,731.9

Gross profit	859.1	875.4	851.7

Operating expenses:
Selling, general, and administrative expenses	416.6	448.5	454.2
Research and development	44.1	40.5	35.7
Facility consolidation and other costs	—	45.4	68.7
Other operating income	(9.3)	(9.2)	(15.2)

Operating income	407.7	350.2	308.3

Interest expense	60.8	68.2	70.9
Other non-operating income	(16.8)	(7.7)	(3.8)

Income from continuing operations before income taxes	363.7	289.7	241.2

Provision for income taxes	124.6	97.2	92.3

Income from continuing operations	239.1	192.5	148.9

(Loss) income from discontinued operations	(48.0)	20.1	24.9

Net income	$191.1	$212.6	$173.8

Basic earnings per share:
Income from continuing operations	$2.39	$1.86	$1.43
(Loss) income from discontinued operations	(0.48)	0.20	0.24
Net income	$1.91	$2.06	$1.67

Diluted earnings per share:
Income from continuing operations	$2.36	$1.85	$1.42
(Loss) income from discontinued operations	(0.47)	0.19	0.24
Net income	$1.89	$2.04	$1.66

Cash dividends paid per share	$1.08	$1.04	$1.00

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the years ended December 31,	2014	2013	2012
Net income	$191.1	$212.6	$173.8
Other comprehensive (loss) income:
Unrecognized gain reclassified to earnings, net of tax	—	—	(0.1)
Translation adjustments	(129.4)	(88.5)	(48.3)
Pension and other postretirement liability adjustments, net of tax (a)	(48.3)	102.7	26.2
Reclassification from accumulated other comprehensive loss from discontinued operations to net income	(15.3)	—	—
Other comprehensive (loss) income	(193.0)	14.2	(22.2)
Total comprehensive (loss) income	$(1.9)	$226.8	$151.6

(a) - Tax benefit (expense) related to pension and other postretirement liability adjustments	$30.3	$(65.3)	$(9.2)

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

As of December 31,	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$47.1	$141.7
Accounts receivable, net	566.1	615.4
Inventories	575.8	648.5
Prepaid expenses and other current assets	98.8	98.9
Total current assets	1,287.8	1,504.5

Property and equipment:
Land and land improvements	61.5	73.7
Buildings and leasehold improvements	552.3	624.4
Machinery and equipment	1,696.5	1,841.0
Total property and equipment	2,310.3	2,539.1
Less accumulated depreciation	(1,167.4)	(1,254.8)
Net property and equipment	1,142.9	1,284.3

Other long-term assets:
Goodwill	963.1	1,052.2
Other intangible assets, net	168.6	190.6
Deferred charges and other assets	52.7	78.6
Total other long-term assets	1,184.4	1,321.4
TOTAL ASSETS	$3,615.1	$4,110.2

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$0.2
Short-term borrowings	31.3	14.7
Accounts payable	272.4	362.8
Accrued salaries and wages	86.6	99.6
Accrued income and other taxes	23.3	32.3
Other current liabilities	67.8	92.3
Total current liabilities	481.4	601.9

Long-term debt, less current portion	1,315.9	1,421.4
Deferred taxes	223.4	269.8
Other liabilities and deferred credits	161.4	132.3
Total liabilities	2,182.1	2,425.4

Commitments and contingencies (See Note 19)

EQUITY
Bemis Company, Inc. shareholders’ equity:
Common stock, $0.10 par value:
Authorized — 500.0 shares
Issued — 128.0 and 127.9 shares, respectively	12.8	12.8
Capital in excess of par value	559.7	548.1
Retained earnings	2,086.8	2,005.1
Accumulated other comprehensive loss	(291.7)	(98.7)
Common stock held in treasury (29.8 and 26.0 shares at cost, respectively)	(934.6)	(782.5)
TOTAL EQUITY	1,433.0	1,684.8

TOTAL LIABILITIES AND EQUITY	$3,615.1	$4,110.2
See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the years ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$191.1	$212.6	$173.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180.6	190.3	204.3
Excess tax benefit from share-based payment arrangements	(0.7)	—	(0.6)
Share-based compensation	12.4	16.4	17.6
Deferred income taxes	(0.5)	2.0	8.7
Income of unconsolidated affiliated company	(1.7)	(3.1)	(2.6)
Cash dividends received from unconsolidated affiliated company	—	3.4	4.4
Non-cash impairment charge of discontinued operations	44.7	—	—
(Gain) loss on sale of property and equipment	(0.6)	0.6	1.7
Net facility consolidation and other costs	—	(15.5)	34.8
Gain on divestitures	(9.3)	(5.5)	—
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Accounts receivable	(68.9)	7.6	9.4
Inventories	(48.0)	(0.4)	(20.4)
Prepaid expenses and other current assets	(3.6)	3.6	23.8
Accounts payable	(15.4)	(10.2)	(28.4)
Accrued salaries and wages	15.3	(4.0)	12.6
Accrued income and other taxes	(3.7)	(2.9)	10.8
Other current liabilities	(25.9)	(0.1)	(30.5)
Other liabilities and deferred credits	(0.2)	(17.2)	4.3
Deferred charges and other assets	(17.5)	(4.4)	(2.4)
Net cash provided by operating activities	248.1	373.2	421.3

Cash flows from investing activities:
Additions to property and equipment	(185.2)	(139.8)	(136.4)
Business acquisitions and adjustments, net of cash acquired	—	(59.7)	(19.1)
Proceeds from sales of property and equipment	10.1	13.7	4.7
Proceeds from divestitures	215.6	30.0	—
Net cash provided by (used in) investing activities	40.5	(155.8)	(150.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	199.4	—	—
Repayment of long-term debt	(400.2)	(7.4)	(321.7)
Net borrowing of commercial paper	76.8	35.1	157.3
Net borrowing (repayment) of short-term debt	21.1	(14.3)	7.6
Cash dividends paid to shareholders	(108.4)	(107.5)	(104.3)
Common stock purchased for the treasury	(152.1)	(77.3)	—
Deferred payments for business acquisitions	(6.6)	—	—
Excess tax benefit from share-based payment arrangements	0.7	—	0.6
Stock incentive programs and related withholdings	(1.5)	(13.3)	(5.2)
Net cash used in financing activities	(370.8)	(184.7)	(265.7)

Effect of exchange rates on cash and cash equivalents	(12.4)	(5.1)	(0.5)

Net (decrease) increase in cash and cash equivalents	(94.6)	27.6	4.3
Cash and cash equivalents balance at beginning of year	141.7	114.1	109.8

Cash and cash equivalents balance at end of year	$47.1	$141.7	$114.1

Interest paid during the year	$68.4	$66.5	$73.5
Income taxes paid during the year	$134.8	$121.9	$79.3

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Common Stock Held In Treasury	Total
Balance as of December 31, 2011	$12.7	$532.4	$1,832.9	$(90.7)	$(705.2)	$1,582.1

Net income			173.8			173.8
Other comprehensive loss				(22.2)		(22.2)
Cash dividends declared on common stock			(105.8)			(105.8)
Stock incentive programs and related tax withholdings (0.3 shares)		(5.2)				(5.2)
Excess tax benefit from share-based compensation arrangements		0.6				0.6
Share-based compensation		17.6				17.6
Balance as of December 31, 2012	12.7	545.4	1,900.9	(112.9)	(705.2)	1,640.9

Net income			212.6			212.6
Other comprehensive income				14.2		14.2
Cash dividends declared on common stock			(108.4)			(108.4)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(13.4)				(13.3)
Tax shortfall expense from share-based compensation arrangements		(0.3)				(0.3)
Share-based compensation		16.4				16.4
Purchase of 2.0 shares of common stock for the treasury					(77.3)	(77.3)
Balance as of December 31, 2013	12.8	548.1	2,005.1	(98.7)	(782.5)	1,684.8

Net income			191.1			191.1
Other comprehensive loss				(193.0)		(193.0)
Cash dividends declared on common stock			(109.4)			(109.4)
Stock incentive programs and related tax withholdings (0.1 shares)		(1.5)				(1.5)
Excess tax benefit from share-based compensation arrangements		0.7				0.7
Share-based compensation		12.4				12.4
Purchase of 3.8 shares of common stock for the treasury					(152.1)	(152.1)
Balance as of December 31, 2014	$12.8	$559.7	$2,086.8	$(291.7)	$(934.6)	$1,433.0

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION

Bemis Company, Inc. (the "Company"), a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc.  Based in Neenah, Wisconsin, the Company employs approximately 17,000 individuals and has 60 manufacturing facilities.  The Company manufactures and sells packaging products globally.

The Company’s business activities are organized around its two business segments, U.S. Packaging (66 percent of 2014 net sales) and Global Packaging (34 percent).  The Company’s packaging businesses have a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 75 percent of net sales in 2014.  The Company’s packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, automotive, construction, graphic industries, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Discontinued operations presentation: The consolidated statement of income and related notes have been recast from those presented in the previously filed Form 10-K to reflect our Pressure Sensitive Materials business as a discontinued operation (see Note 6 — Divestitures). The consolidated balance sheet at December 31, 2013 and related notes have not been recast to reflect the assets and liabilities divested. The consolidated statement of cash flows for all periods includes both continuing and discontinued operations.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $1.7 million, $3.1 million, and $2.6 million in 2014, 2013, and 2012, respectively, included in other operating income on the accompanying consolidated statement of income.  Investments in joint ventures of $8.0 million and $7.7 million as of December 31, 2014 and 2013, respectively, are included in deferred charges and other assets on the accompanying consolidated balance sheet.

In connection with the implementation of an enterprise resource planning system during 2012, the Company recorded adjustments primarily to cost of goods sold during the fourth quarter in order to align the application of certain accounting practices among the business segments. These adjustments substantially offset one another in the Company's consolidated financial statements. The $2.1 million consolidated expense is disaggregated by reportable segment in Note 20.

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

Translation of foreign currencies:  The Company considers the local currency to be the functional currency for substantially all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive loss in shareholders’ equity.  Foreign currency transaction losses of $3.5 million, $2.6 million, and $1.7 million in 2014, 2013, and 2012, respectively, are included as a component of other operating income.  There were no foreign currency transaction losses recorded within non-operating income in 2014, 2013 or 2012.

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

Environmental cost:  The Company is involved in environmental-related litigation arising in the ordinary course of business.  The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated.  The Company’s reserve for environmental liabilities at December 31, 2014 and 2013 was $6.1 million and $7.6 million, respectively.  The Company made a favorable adjustment of $0.8 million in 2014 based on current estimates of liability. The Company made no other adjustments to the reserve accounts and costs which were directly expensed for environmental remediation matters resulted in charges to the income statements for each of the years 2014, 2013, and 2012.  There were no third party reimbursements for any of the years presented.

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

Accounts receivable:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments.  When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to allowance for doubtful accounts.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $21.0 million and $30.7 million at December 31, 2014 and 2013, respectively.

The Company enters into supply chain financing programs from time to time to sell accounts receivables without recourse to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. During the year ended December 31, 2014, the Company sold without recourse accounts receivable representing approximately five percent of net sales, and the associated discount on sale of accounts receivables was insignificant.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized at December 31, as follows:

(in millions)	2014	2013
Raw materials and supplies	$193.9	$215.6
Work in process and finished goods	381.9	432.9
Total inventories	$575.8	$648.5

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $154.6 million, $162.2 million, and $175.5 million for 2014, 2013, and 2012, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs, which are capitalized during the construction of major capital projects, totaled $0.2 million in 2014, $0.3 million in 2013, and $0.1 million in 2012.

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

The Company is in the process of developing and implementing a new Enterprise Resource Planning ("ERP") system.  Certain costs incurred during the application development stage have been capitalized in accordance with authoritative accounting guidance related to accounting for costs of computer software developed or obtained for internal use.  The net book value of capitalized costs for this new ERP system were approximately $69.9 million and $74.3 million as of December 31, 2014 and 2013, respectively. These costs are being amortized over the system’s estimated useful life as the ERP system is placed in service.

Goodwill:  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Goodwill is not amortized, but instead tested annually or when events and circumstances indicate an impairment may have occurred. The Company's reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to reporting units, which is defined as the operating segment, or one level below the operating segment. The Company has three reporting units, of which two are included in the Global Packaging reportable segment. The other reporting unit is the U.S. Packaging segment.

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
Current accounting guidance allows the Company to first perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value, referred to as the "Step 0" assessment. The Step 0 assessment requires the evaluation of certain qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit factors. If the Company's Step 0 analysis indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform a quantitative two-step impairment test. The Company applied the Step 0 assessment to the U.S. Packaging reporting unit in 2014 and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test for this reporting unit was not necessary in 2014.
The annual impairment test indicated no impairment for the years ended December 31, 2014, 2013, or 2012, nor does the Company have any accumulated impairment losses.

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

Other liabilities and deferred credits:  Other liabilities and deferred credits balances include non-current pension and other postretirement liability amounts of $102.4 million and $54.7 million at December 31, 2014 and 2013, respectively.

Treasury stock:  Treasury stock purchases are stated at cost and presented as a separate reduction of shareholders’ equity.  During 2014, the Company purchased 3.8 million shares of common stock in the open market for $152.1 million. During 2013, the Company purchased 2.0 million shares of common stock in the open market for $77.3 million.  The Company did not purchase any shares of common stock during 2012.  At December 31, 2014, approximately 6.7 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2014.

Note 3 — NEW ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance which supersedes current revenue recognition requirements.  This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance is required to be applied by the Company in the first quarter of fiscal 2017 using one of two retrospective application methods. The Company is currently evaluating the application methods and the impact of this new statement on the Company's consolidated financial position, results of operations, and cash flows.

In April 2014, the FASB issued new guidance that redefines a discontinued operation as a component or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Continuing involvement will no longer preclude presentation as a discontinued operation. The guidance is required to be applied by the Company prospectively to new disposals and new classifications of disposal groups as held for sale beginning in fiscal 2015. While early adoption is permitted, the Company did not early adopt this guidance for its divestiture of its Pressure Sensitive Materials business. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

Note 4— FACILITY CONSOLIDATION AND OTHER COSTS

2011 Program

During the fourth quarter of 2011, the Company initiated a facility consolidation and other costs program (“2011 Program”) to improve efficiencies and reduce fixed costs.  As a part of this program, the Company announced the closure of five facilities. As of December 31, 2013, manufacturing operations had ceased at all of these manufacturing facilities.  Most of the production from these five facilities has been transferred to other facilities.  The total 2011 Program costs were $97.2 million, including $33.4 million in employee costs, $34.7 million in fixed asset accelerated depreciation and write-downs, and $29.1 million in other facility consolidation costs.  These amounts exclude any potential gain to be recognized on the sale of property. The 2011 Program costs by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Corporate	Total Facility Consolidation and Other Costs
2011 net expense accrued	$26.3	$8.6	$0.8	$35.7
2012 net expense accrued	29.4	5.0	—	34.4
2013 net expense accrued	27.1	—	—	27.1
Expense incurred through December 31, 2013	$82.8	$13.6	$0.8	$97.2

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

       Cash payments for these facility consolidation programs in 2013 and 2012 totaled $51.6 million and $35.2 million, respectively.  Cash payments in 2013 were net of proceeds of $9.8 million received for the sale of property and equipment. Cash payments in 2014 were minimal, and exclude the impact of proceeds on sale of property. The costs related to facility consolidation activities have been recorded on the consolidated statement of income as facility consolidation and other costs.

Note 5 — ACQUISITIONS

Foshan New Changsheng Plastics Films

On July 1, 2013, Bemis acquired Foshan New Changsheng Plastics Films Co., LTD ("Foshan"), a specialty film manufacturer located in Foshan, China. Foshan is a supplier to the Company's food packaging plant in Dongguan, China and other specialty film product customers. The acquisition of this film platform is expected to provide cost and logistics benefits to support the Company's broader Asia-Pacific growth strategy. The cash purchase price was $75.6 million, of which $65.3 million was paid in 2013 and $6.6 million was paid in 2014. The remaining balance will be paid during 2015. The allocation of the purchase price resulted in approximately $47.4 million of goodwill for the Global Packaging segment, none of which is expected to be tax deductible. The fair values and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are:

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

Note 6 — DIVESTITURES

Divestiture of Pressure Sensitive Materials Business

On November 7, 2014, the Company completed the sale its global Pressure Sensitive Materials business. Net proceeds of the transaction totaled $136.9 million, subject to settlement of customary post-closing adjustments in 2015. At September 30, 2014, the Company determined that the Pressure Sensitive Materials business met the criteria to be classified as a discontinued operation, which required retrospective application to certain financial information for all periods presented. The assets and liabilities of the Pressure Sensitive Materials business were reflected as held for sale in the consolidated balance sheet at September 30, 2014.
The following table summarizes the results of the Pressure Sensitive Materials business, reclassified as discontinued operations for the twelve month periods ended December 31, 2014, 2013, and 2012:

	Twelve Months Ended
	December 31,
(in millions)	2014	2013	2012
Net sales	$480.9	$553.2	$555.6

(Loss) income from discontinued operations before income taxes	$(39.4)	$30.6	$37.4
Provision for income taxes on discontinued operations	8.6	10.5	12.5
(Loss) income from discontinued operations, net of tax	$(48.0)	$20.1	$24.9

(Loss) income from discontinued operations includes the operating results of our Pressure Sensitive Materials business, goodwill impairment charges, direct transaction costs associated with the divestiture, and plant closure costs associated with the Stow, Ohio plant.
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
In March 2014, the Company announced the closure of its plant in Stow, Ohio, one of its Pressure Sensitive Materials manufacturing facilities. Operations ceased at this location in May 2014. During the twelve months ended December 31, 2014, plant closure costs of $25.0 million were recorded and approximately $20.8 million of cash payments were made. These costs are included within (loss) income from discontinued operation and included a final withdrawal payment for a multi-employer pension plan.

Divestiture of Paper Packaging Division

On March 31, 2014, the Company completed the sale of its Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $78.7 million. A $9.3 million pre-tax gain on the sale was recorded as part of other non-operating income for the twelve months ended December 31, 2014.

Divestiture of Clysar

On May 29, 2013, the Company completed the sale of its Clysar thin gauge shrink film plant. Annual net sales of Clysar films were approximately $70 million and were sold primarily through distributors. A $5.5 million pre-tax gain on the sale was recorded as part of other non-operating income for the twelve months ended December 31, 2013. Net proceeds of the transaction totaled $30.0 million.

Note 7 — FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2014 and 2013, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data. The carrying values and estimated fair values of long-term debt at December 31, 2014 and 2013 follow:

	December 31, 2014		December 31, 2013
	Carrying	Fair Value	Carrying	Fair Value
(in millions)	Value	(Level 2)	Value	(Level 2)
Total long-term debt	$1,315.9	$1,410.9	$1,421.4	$1,520.1

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

	Fair Value As of	Fair Value As of
	December 31, 2014	December 31, 2013
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset (liability) position	$1.0	$(20.2)

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2014, and 2013, the Company had outstanding forward exchange contracts with notional amounts aggregating $2.3 and $5.5 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at December 31, 2014 and 2013 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	December 31, 2014	December 31, 2013
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$1.0	$—
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	—	20.2

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
(in millions)	Income Statement Location	2014	2013	2012
Designated as hedges
Interest rate swaps	Interest expense	$8.2	$8.1	$7.0
Not designated as hedges
Forward exchange contracts	Other operating income	(0.4)	0.1	0.8
Total		$7.8	$8.2	$7.8

Note 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Pressure Sensitive Materials Segment	Total
Reported balance at December 31, 2012	$637.8	$343.9	52.6	$1,034.3
Acquisition and acquisition adjustments	—	47.1	—	47.1
Divestiture	(4.7)	—	—	(4.7)
Currency translation	(0.8)	(23.7)	—	(24.5)
Reported balance at December 31, 2013	632.3	367.3	52.6	1,052.2
Reclassification	12.8	(12.8)		—
Non-cash impairment charge of discontinued operations	—	—	(44.7)	(44.7)
Divestitures	(10.1)	—	(7.8)	(17.9)
Currency translation	(1.0)	(25.4)	(0.1)	(26.5)
Reported balance at December 31, 2014	$634.0	$329.1	$—	$963.1

The components of amortized intangible assets follow:

	December 31, 2014		December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$10.7	$(1.2)	$26.2	$(14.4)
Technology based	81.0	(43.9)	82.6	(40.9)
Marketing related	16.3	(9.1)	23.0	(14.2)
Customer based	188.4	(73.6)	200.1	(71.8)
Reported balance	$296.4	$(127.8)	$331.9	$(141.3)

Amortization expense for intangible assets during 2014, 2013, and 2012 was $15.4 million, $15.5 million, and $17.8 million, respectively.  Estimated annual amortization expense is $15.4 million for 2015, $15.2 million for 2016, 2017 and 2018, and $14.9 million for 2019.

The Company recorded an impairment at September 30, 2014 to adjust the Pressure Sensitive Materials net assets to fair value less costs to sell. The Company completed its annual impairment tests in the fourth quarter of 2014 with no other indications of impairment of goodwill found.  The Company does not have any accumulated impairment losses.

Note 10 — PENSION PLANS

Total defined benefit, defined contribution, and multiemployer plan pension expense in 2014, 2013, and 2012 was $37.2 million, $53.2 million, and $68.7 million, respectively.

The Company sponsors a 401(k) savings plan (a defined contribution plan) for substantially all U.S. employees.  Through December 31, 2013, the Company contributed $0.50 for every pre-tax $1.00 an employee contributed on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributed on the next six percent of eligible compensation for the plans that include a company match.  Effective January 1, 2014 the Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first four percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next four percent of eligible compensation for the plans that include a company match. The Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2014, 2013, and 2012 were $10.6 million, $9.0 million, and $8.9 million, respectively.

Effective January 1, 2006, the Company’s U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population, and effective January 1, 2014, two of the Company's three U.S. defined benefit plans were frozen. Further benefit accruals for all persons entitled to benefits under these two plans were frozen as of December 31, 2013. The Company recorded a plan curtailment of $32.6 million related to the amendments, and the actuarial gain recorded in 2013 was also impacted by the freeze. (Refer to the "Change in Benefit Obligation Table".) For those employees impacted, future pension benefits were replaced with the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  Total contribution expense for BIPSP and other defined contribution plans (including a multiemployer defined contribution plan) was $16.5 million in 2014, $18.9 million in 2013, and $10.7 million in 2012.  Defined benefit multiemployer plans covered employees at two manufacturing locations and provided for contributions to union administered defined benefit pension plans during the year. One of the plans covered employees at a facility that was closed during the year. Amounts contributed to the multiemployer plans in 2014, 2013, and 2012 totaled $0.7 million, $1.0 million, and $1.3 million, respectively.

 The Company’s defined benefit pension plans continue to cover a number of U.S. hourly employees, and the non-U.S. defined benefit plans cover select employees at various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In October 2014, the Society of Actuaries released final reports of new mortality tables and a mortality improvement scale for measurement of retirement program obligations in the U.S. The Company has adopted these tables in measuring defined benefit plan liabilities in 2014. In addition, the Company also sponsors an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law and increased benefits to reflect a service adjustment factor.

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2014, 2013, and 2012:

(in millions)	2014	2013	2012
Service cost - benefits earned during the year	$7.5	$14.0	$14.7
Interest cost on projected benefit obligation	34.0	32.5	33.7
Expected return on plan assets	(47.9)	(48.1)	(43.5)
Settlement loss	1.8	0.4	12.7
Curtailment loss (gain)	0.6	(0.4)	—
Amortization of unrecognized transition obligation	0.2	0.2	0.2
Amortization of prior service cost	1.4	1.8	1.5
Recognized actuarial net loss	11.8	23.9	28.5
Net periodic pension cost	$9.4	$24.3	$47.8

In 2012, the Company recognized a $12.7 million pension settlement charge related to its supplemental pension plan. The supplemental pension plan provides for a lump sum payment option at the time of retirement. The Company recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost of the plan for the fiscal year.

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2014 and 2013, were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$641.4	$750.4	$83.4	$80.4
Service cost	4.9	11.2	2.6	2.8
Interest cost	30.7	29.5	3.3	3.0
Participant contributions	—	—	0.3	0.4
Plan amendments	0.1	0.5	—	—
Plan settlements	—	—	(0.7)	(4.2)
Plan curtailments	(0.5)	(32.6)	(0.4)	(0.9)
Benefits paid	(36.0)	(29.5)	(4.0)	(2.1)
Actuarial loss (gain)	134.0	(88.1)	8.4	1.9
Divestitures	—	—	(21.1)	—
Foreign currency exchange rate changes	—	—	(5.9)	2.1
Benefit obligation at the end of the year	$774.6	$641.4	$65.9	$83.4

Accumulated benefit obligation at the end of the year	$774.6	$641.4	$58.5	$68.5

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2014	2013	2014	2013
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$627.2	$555.3	$67.2	$63.3
Actual return on plan assets	88.6	65.2	4.0	5.5
Employer contributions	5.9	36.2	4.9	2.8
Participant contributions	—	—	0.3	0.4
Plan settlements	—	—	(0.7)	(4.2)
Divestitures	—	—	(9.9)	—
Benefits paid	(36.0)	(29.5)	(4.0)	(2.1)
Foreign currency exchange rate changes		—	(4.6)	1.5
Fair value of plan assets at the end of the year	$685.7	$627.2	$57.2	$67.2

Unfunded status at year end:	$(88.9)	$(14.2)	$(8.7)	$(16.2)

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2014	2013	2014	2013
Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$—	$23.2	$—	$0.4
Accrued benefit liability, current	(1.6)	(6.1)	(0.2)	(0.5)
Accrued benefit liability, non-current	(87.3)	(31.3)	(8.5)	(16.1)
Sub-total	(88.9)	(14.2)	(8.7)	(16.2)
Deferred tax asset	85.1	56.5	2.6	2.2
Accumulated other comprehensive loss	134.7	89.4	8.4	6.1
Net amount related to pension plans	$130.9	$131.7	$2.3	$(7.9)

Accumulated other comprehensive loss related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2014	2013	2014	2013
Unrecognized net actuarial losses	$215.7	$139.7	$10.4	$6.5
Unrecognized net prior service costs	4.1	6.2	0.1	0.4
Unrecognized net transition costs	—	—	0.5	1.4
Tax benefit	(85.1)	(56.5)	(2.6)	(2.2)
Accumulated other comprehensive loss, end of year	$134.7	$89.4	$8.4	$6.1

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2015 are as follows:

		Non-U.S.
(in millions)	U.S. Pension Plans	Pension Plans
Net actuarial losses	$19.8	$0.3
Net prior service costs	0.9	—
Net transition costs	—	0.1
Total	$20.7	$0.4

The accumulated benefit obligation for all defined benefit pension plans was $833.1 million and $709.9 million at December 31, 2014 and 2013, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2014 and 2013.

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$774.6	$37.4	$65.9	$74.1	$774.6	$37.4	$13.7	$30.8
Accumulated benefit obligation	774.6	37.4	58.5	61.0	774.6	37.4	11.9	21.0
Fair value of plan assets	685.7	—	57.2	57.4	685.7	—	8.2	15.7

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax purposes.  The employer contributions for the years ended December 31, 2014 and 2013, were $10.8 million and $39.0 million, respectively.  Total expected cash contributions for 2015 are $3.3 million which are expected to satisfy plan and regulatory funding requirements.

For the years ended December 31, 2014 and 2013, the U.S. pension plans represented approximately 92 percent and 90 percent, respectively, of the Company’s total plan assets and approximately 92 percent and 88 percent, respectively, of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans are separately presented and discussed below.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
Weighted-average discount rate	4.00%	5.00%	3.67%	4.25%
Rate of increase in future compensation levels	—	3.75%	3.66%	3.91%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2014	2013	2012	2014	2013	2012
Weighted-average discount rate	4.89%	4.13%	4.25%	4.25%	3.89%	4.68%
Expected return on plan assets	7.50%	8.00%	8.00%	5.78%	6.01%	6.32%
Rate of increase in future compensation levels	—	3.75%	4.25%	3.93%	3.79%	3.81%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	U.S. Pension Plans	Non-U.S. Pension Plans
2015	$33.9	$1.3
2016	52.4	5.8
2017	36.9	1.6
2018	38.5	1.4
2019	42.1	1.6
Years 2020-2024	217.7	12.2

The Pension Investment Committee appointed by the Company’s Board of Directors is responsible for overseeing the investments of the pension plans.  The overall investment strategy is to achieve a long-term rate of return that maintains an adequate funded ratio and minimizes the need for future contributions through diversification of asset types, investment strategies, and investment managers.  A target asset allocation policy is used to balance investments in equity securities with investments in fixed income securities.  Beginning in 2013, the Company adopted a liability responsive asset allocation policy that becomes more conservative as the funded status of the plans improve. The majority of pension plan assets relate to U.S. plans and the target allocation is currently to invest approximately 65 percent in fixed income securities and approximately 35 percent in equity securities. Equity securities primarily include investments in diversified portfolios of domestic large cap and small cap companies.  Fixed income securities include diversified investments across a broad spectrum of primarily investment-grade debt securities. To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations.  Using the Company’s 2015 target asset allocation based on a liability responsive asset allocation, the Company’s outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, the Company has determined these assumptions to be reasonable.

The pension plan assets measured at fair value at December 31, 2014 and 2013 follow:

	2014
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12.8	$6.7	$—	$—	$—	$—
Corporate debt securities	—	243.6	—	—	—	—
U.S. government debt securities	1.1	—	—	—	—	—
State and municipal debt securities	—	48.6	—	—	—	—
Corporate common stock	144.7	15.6	—	—	—	—
Registered investment company funds	11.1	151.1	—	46.7	—	—
Common trust funds	—	50.4	—	—	5.0	—
General insurance account	—	—	—	—	—	5.5
Balance at December 31, 2014	$169.7	$516.0	$—	$46.7	$5.0	$5.5

	2013
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5.9	$9.8	$—	$—	$—	$—
Corporate debt securities	—	199.2	—	—	—	—
U.S. government debt securities	2.7	—	—	—	—	—
State and municipal debt securities	—	45.6	—	—	—	—
Corporate common stock	194.2	17.5	—	—	—	—
Registered investment company funds	10.2	133.3	—	44.8	—	—
Common trust funds	—	8.8	—	—	4.8	—
General insurance account	—	—	—	—	—	17.6
Balance at December 31, 2013	$213.0	$414.2	$—	$44.8	$4.8	$17.6

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

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 follows:

(in millions)	General Insurance Account
Fair value of plan assets at December 31, 2012	$19.0
Actual return on plan assets	1.0
Purchases, sales and settlements, net	(3.2)
Foreign currency exchange rate changes	0.8
Fair value of plan assets at December 31, 2013	17.6
Actual return on plan assets	(0.8)
Purchases, sales and settlements, net	(0.2)
Divestiture	(9.9)
Foreign currency exchange rate changes	(1.2)
Fair value of plan assets at December 31, 2014	$5.5

Note 11 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several defined postretirement benefit plans that cover a majority of salaried and a portion of nonunion hourly employees.  These plans provide healthcare benefits and, in some instances, provide life insurance benefits.  Postretirement health care plans are contributory, with retiree contributions adjusted annually.  Further benefit accruals for all persons entitled to benefits under these plans were frozen as of March 31, 2014. The Company recorded a plan curtailment gain of $3.0 million related to the amendments. Life insurance plans are noncontributory.

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2014, 2013, and 2012:

(in millions)	2014	2013	2012
Service cost - benefits earned during the year	$0.1	$0.3	$0.3
Interest cost on accumulated postretirement benefit obligation	0.3	0.4	0.4
Amortization of prior service credit	(0.2)	(0.6)	(0.6)
Recognized actuarial net gain	(0.3)	(0.3)	(0.3)
Curtailment gain	(3.6)	—	—
Net periodic postretirement benefit income	$(3.7)	$(0.2)	$(0.2)

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2014 and 2013, are as follows:

(in millions)	2014	2013
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$7.9	$9.1
Service cost	0.1	0.3
Interest cost	0.3	0.4
Participant contributions	0.7	0.6
Plan curtailment (gain)	(1.4)	—
Actuarial loss (gain)	0.7	(1.5)
Benefits paid	(1.2)	(1.0)
Benefit obligation at the end of the year	$7.1	$7.9

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$—	$—
Participant contributions	0.7	0.6
Employer contribution	0.5	0.4
Benefits paid	(1.2)	(1.0)
Fair value of plan assets at the end of the year	$—	$—

Unfunded status at year end:	$(7.1)	$(7.9)

(in millions)	2014	2013
Amount recognized in consolidated balance sheet consists of:
Accrued benefit liability, current	$(0.5)	$(0.6)
Accrued benefit liability, non-current	(6.6)	(7.3)
Sub-total	(7.1)	(7.9)
Deferred tax liability	(1.7)	(3.1)
Accumulated other comprehensive income	(2.7)	(4.8)
Net amount related to postretirement benefit plans	$(11.5)	$(15.8)

Accumulated other comprehensive income related to other postretirement benefit plans is as follows:

(in millions)	2014	2013
Unrecognized net actuarial gains	$(4.4)	$(5.5)
Unrecognized net prior service credits	—	(2.4)
Tax expense	1.7	3.1
Accumulated other comprehensive income, end of year	$(2.7)	$(4.8)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2015 are as follows:

(in millions)
Net actuarial gains	$0.3

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	Benefit Payments
2015	$0.5
2016	0.5
2017	0.5
2018	0.5
2019	0.5
Years 2020 - 2024	2.8

The employer contributions for the years ended December 31, 2014 and 2013 were $0.5 million and $0.4 million, respectively.  The expected contribution for 2015 is $0.5 million which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 7.5 percent for 2014 and 7.0 percent for 2013; the health care trend was reset from 6.5 percent to 7.5 percent in 2014, remaining at 7.5 percent in 2015, grading to 5 percent in 2025 (reducing 0.25 percent annually), and remains at that level thereafter.  A one-percentage point change in assumed health care trends would have a nominal effect on both the total of service and interest cost components for 2014 and the post retirement benefit obligations at December 31, 2014.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2014 and 2013 were 4.00 percent and 5.00 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost was 4.62 percent, 4.00 percent, and 4.25 percent for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 12 — MULTIEMPLOYER DEFINED BENEFIT PENSION PLANS

As of December 31, 2014, the Company contributes to one multiemployer defined benefit pension plan under the terms contained in a collective bargaining agreement.  The risks of participating in multiemployer plans are different from single-employer plans in the following aspects:

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

The Company settled and paid a withdrawal liability for the withdrawal from the Central States Southeast and Southwest Areas Pension Fund as part of a Pressure Sensitive Materials plant closure (refer to Note 6 - Divestiture). The Company recorded charges related to the withdrawal from the GCIU - Employer Retirement Fund as part of its facility consolidation consolidation activities in the years ended December 31, 2013, 2012, and 2011. In December 2013, the Company settled with the GCIU and paid the withdrawal liability in full.

The Company’s participation in these plans for the annual periods ended December 31, 2014, 2013, and 2012 is outlined in the table below.

									Expiration
Multiemployer		Pension Protection		FIP/RP	Company Contributions				Date of
Pension	EIN/Pension	Act Zone Status		Status	(in millions)			Surcharge	Bargaining
Fund	Plan Number	2014	2013	Implemented	2014	2013	2012	Imposed	Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.6	$0.9	$0.9	No	Withdrawn (a)

Warehouse Employees Local 169 & Employers Joint Pension Fund	23-6230368/001	Red	Red	Yes	0.1	0.1	0.1	Yes	5/31/2015

GCIU — Employer Retirement Fund	91-6024903/001	Red	Red	Yes	—	—	0.3	Yes	Withdrawn (b)
					$0.7	$1.0	$1.3

(a)  The Company was required to make contributions to the Central States Southeast and Southwest Areas Pension Fund for its Pressure Sensitive Material's Stow, OH facility, which was closed during 2014.
(b) The Company was party to two collective-bargaining agreements that required contributions to GCIU - Employer Retirement Fund.  The Company’s Newark, CA facility closed during 2012. The Company’s Minneapolis, MN facility closed during 2013.

The “EIN Number” column provides the Employer Identification Number (EIN).  Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2014 and 2013 is for the plan’s year-end at December 31, 2013 and December 31, 2012, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Implemented” column indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) has been implemented.

Note 13 — STOCK INCENTIVE PLANS

In 2014, the Company adopted the 2014 Stock Incentive Plan, which replaced the 2007 Stock Incentive Plan. The 2014 Stock Incentive Plan provides for the issuance of up to 3,282,170 shares of common stock to certain employees and other service providers. The number of shares available under the 2014 Stock Incentive Plan represented the number of shares that were remaining available for issuance under the 2007 Stock Incentive Plan when the new plan was adopted as no further awards would be made under the prior plan. As of December 31, 2014, 3,324,257 shares were available for future grants under the 2014 Stock Incentive Plan.  Shares subject to awards that are forfeited by an employee under the 2014 Stock Incentive Plan or the 2007 Stock Incentive Plan become available for future grants under the 2014 Stock Incentive Plan. Distribution of stock awards is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the stock award grant to an employee.  Stock awards for directors vest immediately.  All other stock awards granted under the plans are subject to restrictions as to continuous employment, except in the case of death, permanent disability, retirement or change in control.

Total compensation expense related to stock incentive plans was $14.0 million in 2014, $15.9 million in 2013, and $16.8 million in 2012. As of December 31, 2014, the unrecorded compensation cost for stock awards was $21.7 million and will be recognized over the remaining vesting period for each grant which ranges between 2015 and 2017.  The remaining weighted-average life of all stock awards outstanding as of December 31, 2014 was 1.21 years.  These awards are considered equity-based awards and are therefore classified as a component of additional paid-in capital.

In addition, cash payments are made during the vesting period on the outstanding stock awards granted prior to January 1, 2010, equal to the dividend on the Company’s common stock.  Cash payments equal to dividends on awards made on or after January 1, 2010, will be distributed at the same time as the shares of common stock to which they relate.

Time-Based Stock Awards

The cost of time-based stock awards is based on the fair market value of the Company's common stock on the date of grant and is charged to income on a straight-line basis over the requisite service period. The per share fair value of time-based stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $40.65, $33.75, and $30.61, respectively.

Performance-Based Stock Awards

Certain officers and key employees are also eligible to receive performance-based stock awards. Grantees of performance-based awards will be eligible to receive shares of the Company's common stock depending upon the Company's total shareowner return, assuming reinvestment of all dividends, relative to the performance of the Company's comparator group over a three-year period. The per share fair value of performance-based awards granted during the years ended December 31, 2014, 2013 and 2012 was $46.42, $36.98, and $39.10, respectively, which the Company determined using a Monte Carlo simulation and the following assumptions:

	2014	2013	2012
Average risk-free interest rate	0.76%	0.37%	0.40%
Expected volatility (Bemis Company, Inc.)	19.7%	21.9%	27.7%

The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected volatilities were determined using daily historical volatility for the most recent three-year period as of the grant date. In 2015, there was a 59.5 percent payout of 2012 awards, and the balance was canceled. In 2014, there was no payout of 2011 awards and they all were canceled. During 2013, there was a 54.7 percent payout of 2010 performance grants, and the balance were canceled.

The following table summarizes stock awards unit activity for the year ended December 31, 2014:

	Time-Based		Performance-Based
	Weighted-average grant date share value	Stock Awards (in thousands)	Weighted-average grant date share value	Stock Awards (in thousands)
Outstanding units granted at the beginning of the year	$30.35	1,471	$37.95	347
Units granted	40.65	391	46.42	142
Units paid (in shares)	27.50	(134)	—	—
Units canceled	31.39	(202)	41.36	(117)
Outstanding units granted at the end of the year	33.13	1,526	40.11	372

Note 14 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in millions)	2014	2013
Commercial paper payable through 2015	$317.3	$240.5
Notes payable in 2014, at an interest rate of 5.65% less unamortized discount of $0.0 and $0.1, respectively	—	399.9
Notes payable in 2019, at an interest rate of 6.8% less unamortized discount of $0.6 and $0.7, respectively	399.4	399.3
Notes payable in 2021, at an interest rate of 4.5% includes $1.0 and ($20.2) fair value of interest rate swap, respectively, less unamortized discount of $1.8 and $2.0, respectively	399.2	377.8
Notes payable in 2022	200.0	—
Debt of subsidiary companies	—	3.9
Obligations under capital leases	—	0.2

Total debt	1,315.9	1,421.6
Less current portion	—	0.2
Total long-term debt	$1,315.9	$1,421.4

Commercial paper has been classified as long-term debt to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2014, was 0.5 percent.  The maximum amount of commercial paper outstanding during 2014 was $491.0 million, and the average outstanding during 2014 was $323.9 million.  The weighted-average interest rate during 2014 was 0.3 percent.

As of December 31, 2014, the Company had available from its banks a $1.1 billion revolving credit facility.  This credit facility is used principally as back-up for the Company’s commercial paper program and expires on August 12, 2018.  The revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of the Company’s international subsidiaries.

Public notes totaling $400 million matured in August 2014. On July 15, 2014, the Company further amended its revolving credit facility to provide for a $200 million term loan. This term loan has an eight-year term and a variable rate based on the one-month London Interbank Offered Rate (LIBOR) plus a fixed spread. The Company used this term loan combined with commercial paper borrowings to refinance the $400 million public notes which matured in August 2014.

Refer to Note 8 - Derivative Instruments for information regarding the interest rate swap.

Long-term debt maturing in 2015 is $317.3 million. These amounts have been classified as long term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long term basis. There is no long-term debt maturing from 2016-2018.  Long-term debt maturing in 2019 is $399.4 million. The Company was in compliance with all debt covenants throughout 2014.

Note 15 — LEASES

The Company has leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that generally expire at various times over the next 15 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $13.3 million in 2014, $14.3 million in 2013, and $14.7 million in 2012.

Minimum future obligations on leases in effect at December 31, 2014 were:

Operating
(in millions)	Leases
2015	$8.7
2016	7.2
2017	5.7
2018	4.3
2019	3.2
Thereafter	25.3
Total minimum obligations	$54.4

Note 16 — INCOME TAXES

(in millions)	2014	2013	2012
U.S. income before income taxes	$255.3	$201.1	$203.7
Non-U.S. income before income taxes	108.4	88.6	37.5
Income from continuing operations before income taxes	$363.7	$289.7	$241.2

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$82.6	$59.7	$51.3
Foreign	31.2	30.9	27.4
State and local	11.3	5.9	4.9
Total current tax expense	125.1	96.5	83.6
Deferred tax (benefit) expense :
U.S. federal	1.0	13.9	16.9
Foreign	(0.7)	(14.8)	(10.7)
State and local	(0.8)	1.6	2.5
Total deferred tax (benefit) expense	(0.5)	0.7	8.7
Total income tax expense	$124.6	$97.2	$92.3

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(in millions)	2014	2013
Deferred Tax Assets:
Accounts receivable, principally due to allowances for returns and doubtful accounts	$5.5	$9.0
Inventories, principally due to additional costs inventoried for tax purposes	24.1	30.8
Employee compensation and benefits accrued for financial reporting purposes	88.1	51.6
Foreign net operating losses	22.8	26.8
Foreign tax credits	25.0	17.0
Other	13.4	16.8
Total deferred tax assets	178.9	152.0
Less valuation allowance	(47.9)	(42.1)
Total deferred tax assets, after valuation allowance	$131.0	$109.9

(in millions)	2014	2013
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$116.9	$124.4
Goodwill and intangible assets, principally due to differences in amortization	172.1	175.3
Total deferred tax liabilities	289.0	299.7

Deferred tax liabilities, net	$158.0	$189.8

The net deferred tax liabilities are reflected in the balance sheet as follows:

(in millions)	2014	2013
Deferred tax assets (included in prepaid expense and other current assets)	$65.4	$80.0
Deferred tax liabilities	223.4	269.8
Net deferred tax liabilities	$158.0	$189.8

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2014		2013		2012
(dollars in millions)	Amount	% of Income Before Tax	Amount	% of Income Before Tax	Amount	% of Income Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$127.3	35.0%	$101.4	35.0%	$84.4	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	6.8	1.9	4.9	1.7	4.8	2.0
Foreign tax rate differential	(7.4)	(2.0)	(4.2)	(1.4)	3.6	1.5
Manufacturing tax benefits	(7.5)	(2.1)	(5.8)	(2.0)	(4.4)	(1.8)
Other	5.4	1.5	0.9	0.3	3.9	1.6
Actual income tax expense	$124.6	34.3%	$97.2	33.6%	$92.3	38.3%

In 2014 various foreign subsidiaries paid $170.0 million of dividends to the U.S. parent. These dividends, in addition to the divestiture of the Pressure Sensitive Materials business, resulted in an increase in the foreign tax credit carryover of $8.0 million. The Company placed a full valuation allowance against these credits.

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

As of December 31, 2014, the Company had foreign net operating loss carryovers of approximately $72.1 million that are available to offset future taxable income.  Approximately $28.5 million of the carryover expires over the period 2015-2033.  The remaining balance has no expiration.  In addition, the Company had $25.0 million of foreign tax credit carryover that is available to offset future tax.  This carryover expires over the period 2018-2024.

Current authoritative guidance issued by the Financial Accounting Standards Board ("FASB") requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company has, and continues to generate, both net operating losses and deferred tax assets in certain jurisdictions for which a valuation allowance is required.  The Company’s management determined that a valuation allowance of $47.9 million and $42.1 million against deferred tax assets primarily associated with the foreign net operating loss carryover and the foreign tax credit carryover was necessary at December 31, 2014 and 2013, respectively.

Provision has not been made for U.S. or additional foreign taxes on $203.7 million of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

The Company had total unrecognized tax benefits of $24.1 million and $21.4 million for the years ended December 31, 2014 and 2013, respectively. The approximate amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods was $24.1 million and $21.4 million for the years ended December 31, 2014 and 2013, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2014	2013
Balance at beginning of year	$21.4	$25.6
Additions based on tax positions related to the current year	2.3	3.6
Additions for tax positions of prior years	3.2	5.1
Reductions for tax positions of prior years	(0.6)	(9.9)
Reductions due to a lapse of the statute of limitations	(1.7)	(2.9)
Settlements	(0.5)	(0.1)
Balance at end of year	$24.1	$21.4

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized $0.4 million of net tax benefit, $1.0 million of net tax benefit, and $0.6 million of net tax expense related to interest and penalties during the years ended December 31, 2014, 2013, and 2012, respectively. The Company had approximately $6.1 million and $6.5 million accrued for interest and penalties, net of tax benefits, at December 31, 2014 and 2013, respectively.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in an amount of up to $7.0 million as a result of the resolution of positions taken on previously filed returns.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company's U.S. federal income tax returns prior to 2012 have been audited and settled.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2009 in the significant jurisdictions in which it operates.

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

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustment	Accumulated Other Comprehensive Loss
December 31, 2012	$80.5	$(193.4)	$(112.9)
Other comprehensive (loss) income before reclassifications	(88.5)	87.1	(1.4)
Amounts reclassified from accumulated other comprehensive loss	—	15.6	15.6
Net current period other comprehensive (loss) income	(88.5)	102.7	14.2
December 31, 2013	(8.0)	(90.7)	(98.7)
Other comprehensive (loss) income before reclassifications	(129.4)	(59.1)	(188.5)
Amounts reclassified from accumulated other comprehensive loss	(13.9)	9.4	(4.5)
Net current period other comprehensive (loss) income	(143.3)	(49.7)	(193.0)
December 31, 2014	$(151.3)	$(140.4)	$(291.7)

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $85.9 million and $55.6 million as of December 31, 2014 and 2013, respectively. Reclassifications of $15.8 million ($9.3 million, net of tax) and $25.5 million ($15.6 million, net of tax) for the years ended December 31, 2014 and 2013, respectively, related to pension costs. Other comprehensive income before reclassifications of $7.7 million ($4.8 million, net of tax) for the year ended December 31, 2014, related to remeasurement of other postretirement plans triggered by curtailment. An additional reclassification of $2.2 million ($1.4 million, net of tax) for the year ended December 31, 2014, related to curtailment benefits associated with other postretirement plans. Refer to Note 10 — Pension Plans for additional detail.
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

Note 18 — EARNINGS PER SHARE COMPUTATIONS

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

(in millions, except per share amounts)	2014	2013	2012
Numerator
Net income attributable to Bemis Company, Inc.	$191.1	$212.6	$173.8
Income allocated to participating securities	—	(0.2)	(1.8)
Net income available to common shareholders (1)	$191.1	$212.4	$172.0

Denominator
Weighted-average common shares outstanding — basic	100.2	102.9	103.2
Dilutive shares	1.0	1.0	0.7
Weighted-average common and common equivalent shares outstanding — diluted	101.2	103.9	103.9

Per common share income
Basic	$1.91	$2.06	$1.67
Diluted	$1.89	$2.04	$1.66

(1) Basic weighted-average common shares outstanding	100.2	102.9	103.2
Basic weighted-average common shares outstanding and participating securities	100.2	103.0	104.3
Percentage allocated to common shareholders	100.0%	99.9%	98.9%

Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.  The excluded stock awards represented an aggregate of 0.3 million shares at December 31, 2014 and 2013.  There were no anti-dilutive stock awards outstanding at December 31, 2012.

Note 19 — COMMITMENTS AND CONTINGENCIES

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

Environmental Matters
The Company is a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as “Superfund”) and similar state and foreign laws in proceedings associated with 17 sites around the United States and one in Brazil.  These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.  The Company has accrued an amount that it believes to be adequate to cover its exposure.

São Paulo Tax Dispute
Two of the Company’s subsidiaries (Dixie Toga Ltda ("Dixie Toga") and Itap Bemis Ltda) were involved in a tax dispute with the City of São Paulo, Brazil ("City"). The City imposes a tax on the rendering of printing services. The City assessed this city services tax on the production and sale of printed labels and packaging products. The Company disagreed and contended that the city services tax was not applicable to its products and that the products were subject only to the state value added tax ("VAT"). Under Brazilian law, state VAT and city services tax are mutually exclusive and the same transaction can be subject to only one of those taxes. Based on a ruling from the State of São Paulo, advice from legal counsel, and long standing business practice, the Company appealed the city services tax and instead continued to collect and pay only the state VAT.

The City disagreed and assessed the subsidiaries the city services tax for the multiple years dating back to 1991. The Company challenged the assessments and ultimately litigated the issue. Multiple courts, including the Lower Tax Court in the city of São Paulo and the São Paulo Court of Justice, previously issued decisions in favor of the Company. In May 2014, the Second Panel of the Supreme Court for the State of São Paulo issued a decision in favor of the Company in one of the relevant lawsuits.  The City did not appeal, and the decision is final.  The Company is involved in several similar lawsuits with the City. We expect it may take several years before the remaining cases are fully decided, but we believe this decision has established precedent and should lead to a favorable ruling in the remaining cases.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $14.3 million, translated to U.S. dollars at the December 31, 2014 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes it is more likely than not the tax benefit will be sustained in its entirety and consequently has not recorded a liability. The Company intends to litigate the matter if it is not resolved at the administrative appeal levels. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.  At this time, the Company believes that final resolution of the assessment will not have a material impact on the Company's consolidated financial statements.

Brazil Investigation
On September 18, 2007, the Secretariat of Economic Law ("SDE"), a governmental agency in Brazil now integrated into the CADE (Brazilian Competition Commission) Superintendence General after a change in the law, initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary.  The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.  Given the nature of the proceedings, the Company is unable at the present time to predict the outcome of this matter.

Note 20 — SEGMENTS OF BUSINESS

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

A summary of the Company’s business activities reported by its two business segments follows:

Business Segments (in millions)	2014	2013	2012
Sales including intersegment sales:
U.S. Packaging	$2,889.5	$3,013.1	$3,062.6
Global Packaging	1,507.6	1,518.8	1,561.3

Intersegment sales:
U.S. Packaging	(28.8)	(28.5)	(22.5)
Global Packaging	(24.8)	(26.8)	(17.8)
Total net sales	$4,343.5	$4,476.6	$4,583.6

U.S. Packaging
Operating profit before facility consolidation and other costs (a)	$375.8	$382.9	$408.8
Facility consolidation and other costs	—	(45.0)	(42.1)
Operating profit	375.8	337.9	366.7

Global Packaging
Operating profit before facility consolidation and other costs (a)	113.3	106.8	86.5
Facility consolidation and other costs	—	(0.4)	(26.6)
Operating profit	113.3	106.4	59.9

Corporate
General corporate expenses	(81.4)	(94.1)	(118.3)

Operating income	407.7	350.2	308.3

Interest expense	60.8	68.2	70.9
Other non-operating income	(16.8)	(7.7)	(3.8)

Income from continuing operations before income taxes	$363.7	$289.7	$241.2

(a)
Fiscal 2012 operating profit before facility consolidation and other costs includes adjustments associated with the alignment of certain accounting practices. The benefit (detriment) for U.S. Packaging and Global Packaging for the twelve months ended December 31, 2012 was $13.8 million and $(16.4) million, respectively. These adjustments did not have a material impact on the Company's previously issued consolidated financial statements.

Business Segments (in millions)	2014	2013	2012
Total assets(1):
U.S. Packaging	$1,977.9	$2,004.5	$2,095.7
Global Packaging	1,345.3	1,413.3	1,335.0
Corporate assets (2)	291.9	380.8	442.7
Discontinued operations	—	311.6	312.3
Total	$3,615.1	$4,110.2	$4,185.7

Depreciation and amortization:
U.S. Packaging	$96.3	$102.4	$114.6
Global Packaging	62.1	63.6	67.3
Corporate	11.7	11.5	9.8
Total continuing operations	170.1	177.5	191.7
Discontinued operations	10.5	12.8	12.6
Total	$180.6	$190.3	$204.3

Additions to property and equipment:
U.S. Packaging	$105.5	$80.8	$65.1
Global Packaging	51.0	42.3	47.2
Corporate	23.8	9.2	7.4
Total continuing operations	180.3	132.3	119.7
Discontinued operations	4.9	7.5	16.7
Total	$185.2	$139.8	$136.4

Operations by geographic area (in millions)	2014	2013	2012
Net sales: (3)
United States	$3,040.8	$3,143.2	$3,142.3
Brazil	581.5	629.6	712.5
Other Americas	273.2	299.8	361.7
Europe	258.8	245.4	245.0
Asia-Pacific	189.2	158.6	122.1
Total	$4,343.5	$4,476.6	$4,583.6

Long-lived assets: (4)
United States	$836.1	$906.2	$938.3
Brazil	159.0	179.9	217.0
Other Americas	55.7	64.3	77.3
Europe	68.1	126.4	135.3
Asia-Pacific	72.4	74.3	54.1
Total	$1,191.3	$1,351.1	$1,422.0

(1)	Total assets by business segment include only those assets that are specifically identified with each segment’s operations.

(2)
Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property. The Company utilizes a global cash pooling arrangement. Beginning in 2014, the Company treated all cash and cash equivalents, including the net cash position in the cash pooling arrangement, as Corporate assets. Prior periods have been recast on a consistent basis.

(3)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

(4)	Long-lived assets include net property and equipment, long-term receivables, deferred charges, and investment in affiliates.

Note 21 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2014
Net sales	$1,095.0	$1,097.6	$1,098.2	$1,052.7	$4,343.5
Gross profit	210.9	219.0	220.7	208.5	859.1
Income from continuing operations	59.7	60.7	61.5	57.2	239.1
(Loss) income from discontinued operations	(10.5)	5.1	(44.5)	1.9	(48.0)
Net income	49.2	65.8	17.0	59.1	191.1

Basic earnings per share:
Income from continuing operations	0.58	0.61	0.62	0.58	2.39
(Loss) income from discontinued operations	(0.10)	0.05	(0.45)	0.02	(0.48)
Net income	0.48	0.66	0.17	0.60	1.91

Diluted earnings per share:
Income from continuing operations	0.58	0.60	0.61	0.57	2.36
(Loss) income from discontinued operations	(0.10)	0.05	(0.44)	0.02	(0.47)
Net income	0.48	0.65	0.17	0.59	1.89

2013
Net sales	$1,114.5	$1,155.3	$1,121.5	$1,085.3	$4,476.6
Gross profit	217.2	226.6	224.2	207.4	875.4
Income from continuing operations	44.2	49.1	48.9	50.3	192.5
Income from discontinued operations	5.1	4.0	5.1	5.9	20.1
Net income	49.3	53.1	54.0	56.2	212.6

Basic earnings per share:
Income from continuing operations	0.43	0.47	0.47	0.49	1.86
Income from discontinued operations	0.05	0.04	0.05	0.06	0.20
Net income	0.48	0.51	0.52	0.55	2.06

Diluted earnings per share:
Income from continuing operations	0.42	0.47	0.47	0.49	1.85
Income from discontinued operations	0.05	0.04	0.05	0.05	0.19
Net income	0.47	0.51	0.52	0.54	2.04

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

(b)  Management’s Report on Internal Control Over Financial Reporting
The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (2013)).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page  27 of this Form 10-K.

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

ITEM 9B — OTHER INFORMATION

None.

PART  III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held
William F. Austen (56)	President and Chief Executive Officer	2014 to present
	Executive Vice President and Chief Operating Officer	2013 to 2014
	Group President	2012 to 2013
	Vice President — Operations	2004 to 2012
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to 2004

Michael B. Clauer (57)	Vice President and Chief Financial Officer	2014 to present
	Executive Vice President and Chief Financial Officer — BWAY Corporation	2009 to 2014

Sheri H. Edison (58)	Vice President, General Counsel, and Secretary	2010 to present
	Senior Vice President and Chief Administrative Officer, Hill-Rom, Inc.	2007 to 2010
	Vice President, General Counsel, and Secretary, Hill-Rom, Inc.	2003 to 2007

Timothy S. Fliss (52)	Vice President — Human Resources	2010 to present
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

William E. Jackson (53)	Vice President and Chief Technology Officer	2013 to present
	Vice President of Global Research and Development — Dow Building and Construction	2007 to 2013
	Various management positions — General Electric	1992 to 2007

Jerry S. Krempa (54)	Vice President and Controller	2011 to present
	Various finance management positions within the Company	1998 to 2011

Melanie E.R. Miller (51)	Vice President and Treasurer	2005 to present
	Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
	Various finance management positions within the Company	2000 to 2002

James W. Ransom (55)	Senior Vice President	2014 to present
	President — Bemis North America	2014 to present
	Group President	2012 to 2014
	Vice President — Operations	2007 to 2012
	President — Curwood, Inc. (1)	2005 to 2010
	President — Banner Packaging, Inc. (1)	2002 to 2005

Henry J. Theisen (61)	Executive Chairman of the Board	2014 to present
	Chairman of the Board of Directors	2013 to present
	Director	2006 to present
	President and Chief Executive Officer	2008 to 2014
	President and Chief Operating Officer	2007 to 2008
	Executive Vice President and Chief Operating Officer	2003 to 2007
	Vice President — Operations	2002 to 2003
	Various R&D, marketing, and management positions within the Company	1976 to 2002
(1)           Identified operation was a 100 percent owned subsidiary or division of the Company.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity compensation plans as of December 31, 2014 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,268,771	(1)	N/A	(2)	3,324,257	(3)
Equity compensation plans not approved by security holders	—		N/A		—
Total	2,268,771	(1)	N/A	(2)	3,324,257	(3)

(1)	Includes restricted stock units.

(2)	Restricted stock units do not have an exercise price.

(3)	May be issued as options or restricted stock units.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014, and such information is expressly incorporated herein by reference.

PART  IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Management’s Responsibility Statement	26
Report of Independent Registered Public Accounting Firm	27
Consolidated Statement of Income	28
Consolidated Statement of Comprehensive Income	29
Consolidated Balance Sheet	30
Consolidated Statement of Cash Flows	31
Consolidated Statement of Equity	32
Notes to Consolidated Financial Statements	33

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	70
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

BEMIS COMPANY, INC.

By	/s/ Michael B. Clauer	By	/s/ Jerry S. Krempa
	Michael B. Clauer, Vice President and Chief Financial Officer		Jerry S. Krempa, Vice President and Controller
	Date February 20, 2015		Date February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael B. Clauer	/s/ Jerry S. Krempa
Michael B. Clauer, Vice President and Chief Financial Officer	Jerry S. Krempa, Vice President and Controller (principal accounting officer)
Date February 20, 2015	Date February 20, 2015

/s/ William F. Austen	/s/ Ronald J. Floto
William F. Austen, Director, President, and Chief Executive Officer	Ronald J. Floto, Director
Date February 20, 2015
Date February 20, 2015

/s/ David S. Haffner	/s/ Barbara L. Johnson
David S. Haffner, Director	Barbara L. Johnson, Director
Date February 20, 2015	Date February 20, 2015

/s/ Timothy M. Manganello	/s/ William L. Mansfield
Timothy M. Manganello, Director	William L. Mansfield, Director
Date February 20, 2015	Date February 20, 2015

/s/ Paul S. Peercy	/s/ Edward N. Perry
Paul S. Peercy, Director	Edward N. Perry, Director
Date February 20, 2015	Date February 20, 2015

/s/ David T. Szczupak	/s/ Henry J. Theisen
David T. Szczupak, Director	Henry J. Theisen, Executive Chairman of the Board
Date February 20, 2015	Date February 20, 2015

/s/ Holly A. Van Deursen	/s/ Philip G. Weaver
Holly A. Van Deursen, Director	Philip G. Weaver, Director
Date February 20, 2015	Date February 20, 2015

Exhibit Index

Exhibit		Description	Form of Filing
3	(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3	(b)	By-Laws of the Registrant, as amended through November 26, 2012. (2)	Incorporated by Reference
4	(a)
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
Third Amended and Restated Long-Term Credit Agreement dated as of July 15, 2014 among Bemis Company, Inc., various subsidiaries thereof, the Lenders Party, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., BNP Paribas and U.S. Bank National Association. (5)
Incorporated by Reference
10	(b)	Bemis Deferred Compensation Plan, as amended Effective January 1, 2009.* (6)	Incorporated by Reference
10	(c)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of as of January 1, 2014.* (11)	Incorporated by Reference
10	(d)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2014.* (11)	Incorporated by Reference
10	(e)	Bemis Company, Inc. 2014 Stock Incentive Plan,* (4)	Incorporated by Reference
10	(f)	Bemis Supplemental BIPSP (As amended effective January 1, 2014).* (11)	Incorporated by Reference
10	(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (7)	Incorporated by Reference
10	(h)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (8)	Incorporated by Reference
10	(j)	Bemis Company, Inc. 1997 Executive Officer Performance Plan.* (9)	Incorporated by Reference
10	(k)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers Effective January 1, 2009.* (10)	Incorporated by Reference
21		Subsidiaries of the Registrant.	Filed Electronically
23		Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32		Section 1350 Certification of CEO and CFO.	Filed Electronically
101		Interactive data files.	Filed Electronically

Footnotes to Exhibit Index

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 26, 2012 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 18, 2014 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).
(9)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 18, 2014 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-5277).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance at	Additions				Foreign			Balance
Year Ended	Beginning	Charged to				Currency			at Close
December 31,	of Year	Profit & Loss		Write-offs		Impact	Other		of Year
RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS, AND ALLOWANCES
2014	$30.7	$24.6		$(23.5)	(1)	$(2.2)	$(8.6)	(3)	$21.0
2013	29.6	27.2		(23.0)	(1)	(3.1)	—		30.7
2012	30.5	13.3		(13.8)	(1)	(0.4)	—		29.6

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2014	$42.1	$12.3	(2)	$(3.5)		$(3.0)	$—		$47.9
2013	36.6	5.5	(2)	—		—	—		42.1
2012	31.6	4.3	(2)	—		0.7	—		36.6

(1) Net of $0.5 million, $0.1 million, and $0.1 million collections on accounts previously written off, respectively.
(2) Represents charge to profit and loss, net of valuation allowance reversals, if any.
(3) Reserve accruals related to Pressure Sensitive Materials business and Paper Packaging Division which were divested.