Form 10-Q
period 2015-03-31
BEMIS CO INC
filed 2015-05-01
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Neenah Center
4th Floor, P.O. Box 669
Neenah, Wisconsin	54957-0669
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (920) 527-5000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 29, 2015, the registrant had 97,441,384 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; global economic conditions; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; potential loss of business or increased costs due to customer or vendor consolidation; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw materials: costs, availability, and terms (particularly for polymer resins and adhesives); price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations or divestitures; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to transition of production; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2014 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$1,040.1	$1,095.0
Cost of products sold	822.6	884.1
Gross profit	217.5	210.9

Operating expenses:
Selling, general, and administrative expenses	106.4	106.6
Research and development	11.3	11.1
Restructuring costs	5.0	—
Other operating income	(2.6)	(2.1)

Operating income	97.4	95.3

Interest expense	13.1	16.9
Other non-operating income	(1.8)	(12.7)

Income from continuing operations before income taxes	86.1	91.1

Provision for income taxes	29.1	31.4

Income from continuing operations	57.0	59.7

Loss from discontinued operations	(2.6)	(10.5)

Net income	$54.4	$49.2

Basic earnings per share:
Income from continuing operations	$0.58	$0.58
Loss from discontinued operations	(0.03)	(0.10)
Net income	$0.55	$0.48

Diluted earnings per share:
Income from continuing operations	$0.58	$0.58
Loss from discontinued operations	(0.03)	(0.10)
Net income	$0.55	$0.48

Cash dividends paid per share	$0.28	$0.27

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2015	2014
Net income	$54.4	$49.2
Other comprehensive (loss) income:
Translation adjustments	(99.1)	10.0
Pension and other postretirement liability adjustments, net of tax (a)	3.2	1.3
Other comprehensive (loss) income	(95.9)	11.3
Total comprehensive (loss) income	$(41.5)	$60.5

(a) - Tax expense related to pension and other postretirement liability adjustments	$(2.0)	$(0.7)

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$60.3	$47.1
Accounts receivable, net	568.6	566.1
Inventories	570.9	575.8
Prepaid expenses and other current assets	99.9	98.8
Total current assets	1,299.7	1,287.8

Property and equipment, net	1,124.5	1,142.9

Goodwill	934.5	963.1
Other intangible assets, net	160.5	168.6
Deferred charges and other assets	51.5	52.7
Total other long-term assets	1,146.5	1,184.4

TOTAL ASSETS	$3,570.7	$3,615.1

LIABILITIES

Short-term borrowings	$29.3	$31.3
Accounts payable	310.9	272.4
Accrued salaries and wages	68.6	86.6
Accrued income and other taxes	43.5	23.3
Other current liabilities	57.1	67.8
Total current liabilities	509.4	481.4

Long-term debt	1,357.1	1,315.9
Deferred taxes	223.3	223.4
Other liabilities and deferred credits	152.6	161.4
Total liabilities	2,242.4	2,182.1

Commitments and contingencies (See Note 11)

EQUITY

Common stock issued (128.1 and 128.0 shares, respectively)	12.8	12.8
Capital in excess of par value	561.8	559.7
Retained earnings	2,113.4	2,086.8
Accumulated other comprehensive loss	(387.6)	(291.7)
Common stock held in treasury (30.6 and 29.8 shares at cost, respectively)	(972.1)	(934.6)
Total equity	1,328.3	1,433.0

TOTAL LIABILITIES AND EQUITY	$3,570.7	$3,615.1

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$54.4	$49.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.7	47.6
Excess tax benefit from share-based payment arrangements	(0.4)	(0.4)
Share-based compensation	4.3	3.5
Deferred income taxes	(0.9)	(12.5)
Income of unconsolidated affiliated company	(0.5)	(0.4)
Non-cash impairment charge of discontinued operations	3.2	—
Gain on sale of property and equipment	(0.4)	—
Gain on divestitures	—	(9.4)
Changes in working capital, excluding effect of divestitures and currency	(17.8)	(56.8)
Changes in other assets and liabilities	3.6	(8.3)

Net cash provided by operating activities	85.2	12.5

Cash flows from investing activities
Additions to property and equipment	(39.5)	(33.5)
Proceeds from sale of property and equipment	4.0	2.5
Proceeds from divestitures	—	79.8

Net cash (used in) provided by investing activities	(35.5)	48.8

Cash flows from financing activities
Net borrowing of commercial paper	33.7	13.3
Net (repayment) borrowing of short-term debt	(1.8)	5.1
Cash dividends paid to shareholders	(28.0)	(27.5)
Common stock purchased for the treasury	(37.5)	(43.2)
Excess tax benefit from share-based payment arrangements	0.4	0.4
Stock incentive programs and related tax withholdings	(2.6)	(1.5)

Net cash used in financing activities	(35.8)	(53.4)

Effect of exchange rates on cash and cash equivalents	(0.7)	2.6

Net increase in cash and cash equivalents	13.2	10.5

Cash and cash equivalents balance at beginning of year	47.1	141.7

Cash and cash equivalents balance at end of period	$60.3	$152.2

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2013	$12.8	$548.1	$2,005.1	$(98.7)	$(782.5)	$1,684.8

Net income			49.2			49.2
Other comprehensive income				11.3		11.3
Cash dividends declared on common stock			(27.5)			(27.5)
Stock incentive programs and related tax withholdings (0.1 shares)		(1.5)				(1.5)
Excess tax benefit from share-based payment arrangements		0.4				0.4
Share-based compensation		3.5				3.5
Purchase of 1.1 shares of common stock for the treasury					(43.2)	(43.2)

Balance at March 31, 2014	$12.8	$550.5	$2,026.8	$(87.4)	$(825.7)	$1,677.0

Balance at December 31, 2014	$12.8	$559.7	$2,086.8	$(291.7)	$(934.6)	$1,433.0

Net income			54.4			54.4
Other comprehensive loss				(95.9)		(95.9)
Cash dividends declared on common stock			(27.8)			(27.8)
Stock incentive programs and related tax withholdings (0.1 shares)		(2.6)				(2.6)
Excess tax benefit from share-based payment arrangements		0.4				0.4
Share-based compensation		4.3				4.3
Purchase of 0.8 shares of common stock for the treasury					(37.5)	(37.5)

Balance at March 31, 2015	$12.8	$561.8	$2,113.4	$(387.6)	$(972.1)	$1,328.3

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Bemis Company, Inc. (the "Company") in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 — New Accounting Guidance

In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn't be incurred and present those amounts separately as deferred charges. However, the discount or premium resulting from the difference between the net proceeds received upon debt issuance and the amount payable at maturity is presented as a direct deduction from or an addition to the face amount of the debt. The guidance is required to be applied by the Company retrospectively beginning in fiscal 2016, but early adoption is permitted. The Company is currently evaluating the application methods and the impact of this new statement on the consolidated financial statements.

In May 2014, the FASB issued new guidance which supersedes current revenue recognition requirements.  This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance is required to be applied by the Company in the first quarter of fiscal 2017 using one of two retrospective application methods. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard. The FASB also tentatively decided to permit entities to early adopt the standard. The Company is currently evaluating the application methods and the impact of this new statement on the Company's consolidated financial position, results of operations, and cash flows.

In April 2014, the FASB issued new guidance that redefines a discontinued operation as a component or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Continuing involvement no longer precludes presentation as a discontinued operation. The guidance is required to be applied by the Company prospectively to new disposals and new classifications of disposal groups as held for sale beginning in fiscal 2015. While early adoption was permitted, the Company did not early adopt this guidance for its divestiture of its Pressure Sensitive Materials business. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

Note 3 — Divestitures and Plant Closure

Bemis Healthcare Packaging Plant Closure

In January 2015, the Company announced that it will close a plant in Philadelphia, Pennsylvania, one of its healthcare packaging facilities. Total estimated costs are approximately $8 million, with approximately $6 million in cash payments expected. During the three months ended March 31, 2015, plant closure costs of $5.0 million were recorded. These costs were recorded within restructuring costs and included the Company's best estimate of a withdrawal liability for a multi-employer pension plan settlement. Management expects to cease operations at this location by the end of 2015, with all closure costs and cash payments to be incurred during fiscal 2015.

Divestiture of Pressure Sensitive Materials Business

On November 7, 2014, the Company completed the sale of its global Pressure Sensitive Materials business. Proceeds of the transaction totaled $150.5 million. Of the total proceeds, $136.9 million was received in fiscal 2014 and $13.6 million was received in April 2015 which related to settlement of customary post-closing adjustments. The following table summarizes the results of the Pressure Sensitive Materials business, classified as discontinued operations for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net sales	$—	$142.8

Loss from discontinued operations before income taxes	$(3.7)	$(16.3)
Benefit of income taxes on discontinued operations	(1.1)	(5.8)
Loss from discontinued operations, net of tax	$(2.6)	$(10.5)

Loss from discontinued operations in 2015 resulted from additional impairment charges, net of tax, reflecting finalization of post-closing adjustments. Loss from discontinued operations in 2014 includes the operating results of the Pressure Sensitive Materials business, direct transaction costs associated with the divestiture, $25.0 million of plant closure costs associated with the Stow, Ohio facility, and the associated income tax effects of these items.

Divestiture of Paper Packaging Division

On March 31, 2014, the Company completed the sale of its Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million for the three months ended March 31, 2014. A $9.4 million pre-tax gain on the sale was recorded as part of other non-operating income for the three months ended March 31, 2014.

Note 4 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At March 31, 2015 and December 31, 2014, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at March 31, 2015 and December 31, 2014 follow:

	March 31, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt	$1,357.1	$1,475.1	$1,315.9	$1,410.9

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

	Fair Value As of	Fair Value As of
	March 31, 2015	December 31, 2014
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset position	$8.4	$1.0
Forward exchange contracts — net liability position	$(0.7)	$—

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At March 31, 2015 and December 31, 2014, the Company had outstanding forward exchange contracts with notional amounts aggregating $2.6 million and $2.3 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at March 31, 2015 and December 31, 2014 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	March 31, 2015	December 31, 2014
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$8.4	$1.0
Liability Derivatives
Forward exchange contracts — not designated as hedge	Other liabilities and deferred credits	$0.7	$—

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2015	2014
Designated as hedges
Interest rate swaps	Interest expense	$2.0	$2.1
Not designated as hedges
Forward exchange contracts	Other operating income	0.6	(0.3)
Total		$2.6	$1.8

Note 6 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Raw materials and supplies	$183.4	$193.9
Work in process and finished goods	387.5	381.9
Total inventories	$570.9	$575.8

Note 7 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Total
Reported balance at December 31, 2014	$634.0	$329.1	$963.1
Currency translation	(1.0)	(27.6)	(28.6)
Reported balance at March 31, 2015	$633.0	$301.5	$934.5

The components of amortized intangible assets follow:

	March 31, 2015		December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$10.7	$(1.3)	$10.7	$(1.2)
Technology based	80.3	(44.8)	81.0	(43.9)
Marketing related	10.7	(4.6)	16.3	(9.1)
Customer based	182.3	(72.8)	188.4	(73.6)
Reported balance	$284.0	$(123.5)	$296.4	$(127.8)

Amortization expense for intangible assets was $3.5 million and $3.9 million during the first three months of 2015 and 2014, respectively.  Estimated amortization expense is $10.7 million for the remainder of 2015; $14.1 million for 2016; $14.0 million for 2017 and 2018; $13.8 million for 2019, and $12.8 million for 2020.  The Company does not have any accumulated impairment losses.

Note 8 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2014 Annual Report on Form 10-K are expected to continue unchanged throughout 2015.

	Three Months Ended March 31,
(in millions)	2015	2014
Service cost - benefits earned during the period	$2.0	$1.9
Interest cost on projected benefit obligation	8.2	8.6
Expected return on plan assets	(12.7)	(12.0)
Settlement loss	—	0.4
Curtailment loss	—	0.9
Amortization:
Unrecognized transition obligation	—	0.1
Prior service cost	0.2	0.4
Actuarial net loss	5.0	2.8
Net periodic benefit cost	$2.7	$3.1

Costs for defined contribution pension plans were $5.2 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively. Benefit costs for other postretirement plans were not significant for the three months ended March 31, 2015. For the three months ended March 31, 2014, a curtailment benefit of $3.0 million was recorded related to other postretirement plan changes.

Note 9 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2013	$(8.0)	$(90.7)	$(98.7)
Other comprehensive income before reclassifications	10.0	—	10.0
Amounts reclassified from accumulated other comprehensive loss	—	1.3	1.3
Net current period other comprehensive income	10.0	1.3	11.3
March 31, 2014	$2.0	$(89.4)	$(87.4)

December 31, 2014	$(151.3)	$(140.4)	$(291.7)
Other comprehensive loss before reclassifications	(99.1)	—	(99.1)
Amounts reclassified from accumulated other comprehensive loss	—	3.2	3.2
Net current period other comprehensive (loss) income	(99.1)	3.2	(95.9)
March 31, 2015	$(250.4)	$(137.2)	$(387.6)

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $83.9 million and $85.9 million as of March 31, 2015 and December 31, 2014, respectively. Reclassifications of $5.2 million ($3.2 million, net of tax) and $4.2 million ($2.6 million, net of tax) for the three months ended March 31, 2015 and 2014, respectively, related to pension costs. An additional reclassification of $2.2 million ($1.3 million, net of tax) for the three months ended March 31, 2014, related to curtailment benefits associated with other postretirement plans. Refer to Note 8 — Components of Net Periodic Benefit Cost for additional detail.

Note 10 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2015	2014
Numerator
Net income	$54.4	$49.2

Denominator
Weighted average common shares outstanding — basic	97.7	101.5
Dilutive shares	1.1	0.9
Weighted average common and common equivalent shares outstanding — diluted	98.8	102.4

Per common share income
Basic	$0.55	$0.48
Diluted	$0.55	$0.48

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. There were no anti-dilutive stock awards outstanding for the three months ended March 31, 2015. The excluded stock awards represented an aggregate of 0.4 million shares for the three months ended March 31, 2014.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at March 31, 2015 and December 31, 2014 was $6.8 million and $6.1 million, respectively.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga") received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $11.9 million, translated to U.S. dollars at the March 31, 2015 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended March 31,
Business Segments (in millions)	2015	2014
Sales including intersegment sales:
U.S. Packaging	$713.9	$745.6
Global Packaging	340.6	361.7

Intersegment sales:
U.S. Packaging	(6.9)	(7.4)
Global Packaging	(7.5)	(4.9)
Total net sales	$1,040.1	$1,095.0

Operating Profit
U.S. Packaging	$95.4	$91.8
Global Packaging (1)	24.3	24.1
	119.7	115.9

General corporate expenses	(22.3)	(20.6)

Operating income	97.4	95.3

Interest expense	13.1	16.9
Other non-operating income	(1.8)	(12.7)

Income from continuing operations before income taxes	$86.1	$91.1

(1)    Includes $5.0 million of costs related to the plant closure in Philadelphia, Pennsylvania (a healthcare packaging manufacturing facility).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2015

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in millions, except per share amounts)	2015		2014
Net sales	$1,040.1	100.0%	$1,095.0	100.0%
Cost of products sold	822.6	79.1	884.1	80.7
Gross profit	217.5	20.9	210.9	19.3

Operating expenses
Selling, general, and administrative expenses	106.4	10.2	106.6	9.7
Research and development	11.3	1.1	11.1	1.0
Restructuring costs	5.0	0.5	—	—
Other operating income	(2.6)	(0.2)	(2.1)	(0.2)
Operating income	97.4	9.4	95.3	8.7

Interest expense	13.1	1.3	16.9	1.5
Other non-operating income	(1.8)	(0.2)	(12.7)	(1.2)
Income from continuing operations before income taxes	86.1	8.3	91.1	8.3

Provision for income taxes	29.1	2.8	31.4	2.9

Income from continuing operations	57.0	5.5%	59.7	5.5%

Loss from discontinued operations	(2.6)	(0.2)%	(10.5)	(1.0)%

Net income	$54.4	5.2%	$49.2	4.5%

Effective income tax rate		33.8%		34.5%

Diluted earnings per share from continuing operations	$0.58		$0.58

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

Discontinued Operations

On November 7, 2014, the Company completed the sale of its global Pressure Sensitive Materials business. Proceeds of the transaction totaled $150.5 million. Of the total proceeds, $136.9 million was received in fiscal 2014 and $13.6 million was received in April 2015 which related to settlement of customary post-closing adjustments.

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

Loss from discontinued operations in 2015 resulted from additional impairment charges, net of tax, reflecting finalization of post-closing adjustments. Loss from discontinued operations in 2014 includes the operating results of the Pressure Sensitive Materials business, direct transaction costs associated with the divestiture, $25.0 million of plant closure costs associated with the Stow, Ohio facility, and the associated income tax effects of these items.

Divestiture

Divestiture of Paper Packaging Division

On March 31, 2014, we completed the sale of our Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million for the three months ended March 31, 2014, subject to customary post-closing adjustments. A $9.4 million pre-tax gain on the sale was recorded as part of other non-operating income for the three months ended March 31, 2014.

Results of Operations — Three Months Ended March 31, 2015

Consolidated Overview

(in millions, except per share amounts)	2015	2014
Net sales	$1,040.1	$1,095.0
Income from continuing operations	57.0	59.7
Diluted earnings per share from continuing operations	0.58	0.58

Net sales for the three months ended March 31, 2015, decreased 5.0 percent from the same period of 2014. The impact of currency translation reduced net sales by 4.1 percent. The divestiture of the Paper Packaging Division in 2014 reduced sales by 3.4 percent. The remaining 2.5 percent increase in net sales represents a net benefit of increased selling prices and sales mix offset by an approximate 1 percent reduction from lower volume.

Diluted earnings per share from continuing operations for the three months ended March 31, 2015 and 2014 were $0.58. Results for 2015 included a $0.03 charge from a healthcare packaging plant closure.  Results for 2014 included a $0.06 gain on the sale of the Paper Packaging Division.

U.S. Packaging Business Segment

(dollars in millions)	2015	2014
Net sales	$707.0	$738.2
Operating profit	95.4	91.8
Operating profit as a percentage of net sales	13.5%	12.4%

U.S. Packaging net sales decreased 4.2 percent in the three months ended March 31, 2015, compared to the same period of 2014.  The first quarter 2014 divestiture of the Paper Packaging Division reduced sales by 5.1 percent. The remaining 0.9 percent increase in net sales reflects an increase in sales price and mix of approximately 3 percent, partially offset by lower unit volumes resulting from light consumer demand and select customer delays of certain shipments.

Operating profit for the three months ended March 31, 2015 was $95.4 million, or 13.5 percent of net sales, compared to $91.8 million, or 12.4 percent of net sales, in 2014. As compared to the prior year, 2015 operating profit results reflect continued sales mix benefits and operational efficiencies.

Global Packaging Business Segment

(dollars in millions)	2015	2014
Net sales	$333.1	$356.8
Operating profit	24.3	24.1
Operating profit as a percentage of net sales	7.3%	6.8%

Global Packaging net sales decreased 6.6 percent in the three months ended March 31, 2015 compared to the same period of 2014.  The impact of currency translation reduced net sales by 12.6 percent, primarily driven by currencies in Latin America. The remaining 6 percent increase in Global Packaging net sales reflects an increase in price and mix. Strong unit volumes in Europe, Asia, and the healthcare packaging business were offset by unit volume decreases in Latin America due to continuing difficult economic conditions.

Operating profit for the three months ended March 31, 2015 was $24.3 million, or 7.3 percent of net sales, compared to $24.1 million, or 6.8 percent of net sales, in 2014. The net effect of currency translation decreased operating profit during the first quarter of 2015 by $3.8 million. During the quarter, management initiated the planned closure of one of its healthcare packaging plants, resulting in a $5.0 million pre-tax charge. Underlying margin improvement in the Global Packaging segment reflects strong operating performance and the overall favorable impact of increased sales of sophisticated, value-added packaging for medical device, pharmaceutical, and perishable food applications.

Consolidated Gross Profit

(in millions)	2015	2014
Gross Profit	$217.5	$210.9
Gross profit as a percentage of sales	20.9%	19.3%

Gross profit in 2015 reflects the benefits of improvements in sales mix, operational efficiencies, and a minimal benefit from the recent decline in resin prices.

Interest Expense

(dollars in millions)	2015	2014
Interest expense	$13.1	$16.9
Effective interest rate	3.8%	4.7%

Interest expense declined primarily as a result of refinancing bonds that matured August 1, 2014 with lower variable rate debt.

Other Non-operating Income

(in millions)	2015	2014
Other non-operating income	$(1.8)	$(12.7)

A $1.0 million pre-tax gain on the sale of land was recorded in the three months ended March 31, 2015. A $9.4 million pre-tax gain related to the sale of the Paper Packaging Division and $3.2 million of interest income were recorded in the three months ended March 31, 2014.

Consolidated Income Taxes

(in millions)	2015	2014
Income taxes	$29.1	$31.4
Effective tax rate	33.8%	34.5%
We expect the effective income tax rate for the remaining quarters of 2015 to be approximately 34 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 50.0 percent and 44.9 percent at March 31, 2015 and December 31, 2014, respectively.  Total debt as of March 31, 2015 and December 31, 2014 was $1.4 billion and $1.3 billion, respectively.

Cash Flow

Net cash provided by operating activities was $85.2 million for the first three months of 2015, compared to $12.5 million for the first three months of 2014. Increased operating cash flow in 2015 reflects enhanced focus globally on working capital.

Net cash used in investing activities was $35.5 million for the first three months of 2015 compared to cash provided by investing activities of $48.8 million for the same period of 2014. In 2014 we received $79.8 million as net proceeds from the divestiture of the Paper Packaging Division.

Net cash used in financing activities was $35.8 million for the three months ended March 31, 2015, compared to net cash used in financing activities of $53.4 million for the same period of 2014, which included share repurchases of $37.5 million and $43.2 million, respectively. We also borrowed $33.7 million of commercial paper for the three months ended March 31, 2015 compared to $13.3 million for the same period in 2014.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of March 31, 2015, our commercial paper debt outstanding was $351.0 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of March 31, 2015, there was $351.0 million of debt outstanding supported by this credit facility, leaving $749.0 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

Liquidity Outlook

We expect cash flow from operations and available liquidity described above to be sufficient to support future operating activites.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

 Dividends

In February 2015, the Board of Directors approved the 32nd consecutive annual increase in the quarterly cash dividend on common stock to $0.28 per share, a 3.7 percent increase.

New Accounting Pronouncements

Refer to Note 2 — New Accounting Guidance in the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2015.  For additional information, refer to Note 4 and Note 5 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We believe that at March 31, 2015, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	500,000	$45.30	500,000	6,182,891
February 1-28, 2015	325,000	45.82	325,000	5,857,891

Total		$45.50	825,000	5,857,891

On May 1, 2014, the Board of Directors of the Company increased the cumulative authorization for repurchases to 9.4 million shares of Bemis common stock, which authorization has no stated expiration. During the first quarter of 2015, the Company repurchased 825,000 shares of Bemis common stock in the open market at an average purchase price of $45.50 per share.  As of March 31, 2015, under authority granted by the Board of Directors, the Company had remaining authorization to repurchase an additional 5,857,891 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	May 1, 2015	/s/ Michael B. Clauer
Michael B. Clauer, Vice President and Chief Financial Officer

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