Form 10-Q
period 2015-06-30
BEMIS CO INC
filed 2015-07-29
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 27, 2015, the registrant had 96,470,824 shares of Common Stock, $0.10 par value, issued and outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$1,030.3	$1,097.6	$2,070.4	$2,192.6
Cost of products sold	809.1	878.6	1,631.7	1,762.7
Gross profit	221.2	219.0	438.7	429.9

Operating expenses:
Selling, general, and administrative expenses	103.9	104.4	210.3	211.0
Research and development	11.5	11.1	22.8	22.2
Restructuring costs	0.3	—	5.3	—
Other operating income	(3.7)	(3.1)	(6.3)	(5.2)

Operating income	109.2	106.6	206.6	201.9

Interest expense	12.8	17.0	25.9	33.9
Other non-operating income	(2.2)	(1.7)	(4.0)	(14.4)

Income from continuing operations before income taxes	98.6	91.3	184.7	182.4

Provision for income taxes	33.0	30.6	62.1	62.0

Income from continuing operations	65.6	60.7	122.6	120.4

Income (loss) from discontinued operations	—	5.1	(2.6)	(5.4)

Net income	$65.6	$65.8	$120.0	$115.0

Basic earnings per share:
Income from continuing operations	$0.68	$0.61	$1.26	$1.19
Income (loss) from discontinued operations	—	0.05	(0.03)	(0.05)
Net income	$0.68	$0.66	$1.23	$1.14

Diluted earnings per share:
Income from continuing operations	$0.67	$0.60	$1.25	$1.18
Income (loss) from discontinued operations	—	0.05	(0.03)	(0.05)
Net income	$0.67	$0.65	$1.22	$1.13

Cash dividends paid per share	$0.28	$0.27	$0.56	$0.54

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$65.6	$65.8	$120.0	$115.0
Other comprehensive income (loss):
Translation adjustments	12.8	19.2	(86.3)	29.2
Pension and other postretirement liability adjustments, net of tax (a)	3.2	(2.8)	6.4	(1.5)
Other comprehensive income (loss)	16.0	16.4	(79.9)	27.7
Total comprehensive income	$81.6	$82.2	$40.1	$142.7

(a) Tax (expense) benefit related to pension and other postretirement liability adjustments	$(2.0)	$1.7	$(4.0)	$1.0

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$87.8	$47.1
Trade receivables	498.3	496.3
Inventories	557.0	575.8
Prepaid expenses and other current assets	147.5	168.6
Total current assets	1,290.6	1,287.8

Property and equipment, net	1,146.1	1,142.9

Goodwill	937.4	963.1
Other intangible assets, net	157.5	168.6
Deferred charges and other assets	42.2	48.4
Total other long-term assets	1,137.1	1,180.1

TOTAL ASSETS	$3,573.8	$3,610.8

LIABILITIES

Short-term borrowings	$26.1	$31.3
Accounts payable	299.3	268.2
Employee-related liabilities	83.7	90.8
Accrued income and other taxes	32.8	23.3
Other current liabilities	60.5	67.8
Total current liabilities	502.4	481.4

Long-term debt	1,357.8	1,311.6
Deferred taxes	224.6	223.4
Other liabilities and deferred credits	147.3	161.4
Total liabilities	2,232.1	2,177.8

Commitments and contingencies (See Note 11)

EQUITY

Common stock issued (128.1 and 128.0 shares, respectively)	12.8	12.8
Capital in excess of par value	567.0	559.7
Retained earnings	2,151.5	2,086.8
Accumulated other comprehensive loss	(371.6)	(291.7)
Common stock held in treasury (31.6 and 29.8 shares at cost, respectively)	(1,018.0)	(934.6)
Total equity	1,341.7	1,433.0

TOTAL LIABILITIES AND EQUITY	$3,573.8	$3,610.8

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$120.0	$115.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.1	94.8
Excess tax benefit from share-based payment arrangements	(0.5)	(0.6)
Share-based compensation	9.5	7.9
Deferred income taxes	(0.9)	(14.2)
Income of unconsolidated affiliated company	(0.9)	(0.6)
Non-cash impairment charge of discontinued operations	3.2	—
Gain on sale of property and equipment	(3.6)	(0.4)
Gain on divestitures	—	(9.4)
Changes in working capital, excluding effect of divestitures and currency	10.1	(116.6)
Changes in other assets and liabilities	1.5	(5.5)

Net cash provided by operating activities	218.5	70.4

Cash flows from investing activities
Additions to property and equipment	(96.3)	(69.3)
Proceeds from sale of property and equipment	7.4	7.8
Proceeds from divestitures	13.6	79.8

Net cash (used in) provided by investing activities	(75.3)	18.3

Cash flows from financing activities
Proceeds from issuance of long-term debt	2.0	—
Repayment of long-term debt	—	(0.2)
Net borrowing of commercial paper	43.5	32.5
Net (repayment) borrowing of short-term debt	(0.5)	5.3
Cash dividends paid to shareholders	(55.2)	(54.6)
Common stock purchased for the treasury	(83.4)	(84.1)
Deferred payments for business acquisitions	(4.4)	(6.6)
Excess tax benefit from share-based payment arrangements	0.5	0.6
Stock incentive programs and related tax withholdings	(2.7)	(1.5)

Net cash used in financing activities	(100.2)	(108.6)

Effect of exchange rates on cash and cash equivalents	(2.3)	5.4

Net increase (decrease) in cash and cash equivalents	40.7	(14.5)

Cash and cash equivalents balance at beginning of year	47.1	141.7

Cash and cash equivalents balance at end of period	$87.8	$127.2

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2013	$12.8	$548.1	$2,005.1	$(98.7)	$(782.5)	$1,684.8

Net income			115.0			115.0
Other comprehensive income				27.7		27.7
Cash dividends declared on common stock			(55.1)			(55.1)
Stock incentive programs and related tax withholdings (0.1 shares)		(1.5)				(1.5)
Excess tax benefit from share-based payment arrangements		0.6				0.6
Share-based compensation		7.9				7.9
Purchase of 2.1 shares of common stock for the treasury					(84.1)	(84.1)

Balance at June 30, 2014	$12.8	$555.1	$2,065.0	$(71.0)	$(866.6)	$1,695.3

Balance at December 31, 2014	$12.8	$559.7	$2,086.8	$(291.7)	$(934.6)	$1,433.0

Net income			120.0			120.0
Other comprehensive loss				(79.9)		(79.9)
Cash dividends declared on common stock			(55.3)			(55.3)
Stock incentive programs and related tax withholdings (0.1 shares)		(2.7)				(2.7)
Excess tax benefit from share-based payment arrangements		0.5				0.5
Share-based compensation		9.5				9.5
Purchase of 1.8 shares of common stock for the treasury					(83.4)	(83.4)

Balance at June 30, 2015	$12.8	$567.0	$2,151.5	$(371.6)	$(1,018.0)	$1,341.7

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

As noted in Note 2 - New Accounting Guidance, the Company early adopted new guidance related to the presentation of debt issuance costs.

Additionally, during the first half of 2015 the Company revised certain internal working capital metrics and goals. To align external reporting with these metrics, the Company has reclassified certain amounts from "Accounts receivable, net" to "Prepaid expenses and other current assets" and from "Accounts payable" to "Employee-related liabilities" (see table below). Included within the amounts reclassified from "Accounts receivable, net" were vendor rebates, value-added taxes, and other non-trade receivables that included divestiture-related receivables. The Company also renamed "Accounts receivable, net" to "Trade receivables", and "Accrued salaries and wages" to "Employee-related liabilities" to provide more clarity.

(in millions)	December 31, 2014 (As reported)	Reclassification	December 31, 2014 (As reclassified)
Trade receivables	$566.1	$(69.8)	$496.3
Prepaid expenses and other current assets	98.8	69.8	168.6
Deferred charges and other assets	52.7	(4.3)	48.4
Accounts payable	272.4	(4.2)	268.2
Employee-related liabilities	86.6	4.2	90.8
Long-term debt	1,315.9	(4.3)	1,311.6

Note 2 — New Accounting Guidance

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities already calculate net realizable value when applying today’s lower of cost or market guidance, and the new guidance does not change that calculation. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. The guidance is required to be applied by the Company in the first quarter of 2017, but early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn't be incurred and present those amounts separately as deferred charges. The new guidance requires the discount or premium resulting from the difference between the net proceeds received upon debt issuance and the amount payable at maturity to be presented as a direct deduction from or an addition to the face amount of the debt. The guidance was early adopted as noted in Note 1.

In May 2014, the FASB issued new guidance which supersedes current revenue recognition requirements.  This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB voted to defer for one year the effective date of the new revenue standard. The guidance is required to be applied by the Company in the first quarter of fiscal 2018 using one of two retrospective application methods. The FASB also decided to permit entities to early adopt the standard. The Company is currently evaluating the application methods and the impact of this new statement on the Company's consolidated financial position, results of operations, and cash flows.

In April 2014, the FASB issued new guidance that redefines a discontinued operation as a component or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Continuing involvement no longer precludes presentation as a discontinued operation. The guidance is required to be applied by the Company prospectively to new disposals and new classifications of disposal groups as held for sale beginning in fiscal 2015. While early adoption was permitted, the Company did not early adopt this guidance for its divestiture of its Pressure Sensitive Materials business. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

Note 3 — Divestitures and Plant Closure

Bemis Healthcare Packaging Plant Closure

In January 2015, the Company announced that it will close a plant in Philadelphia, Pennsylvania, one of its healthcare packaging facilities. Total estimated costs are approximately $8 million, with approximately $6 million in cash payments expected. During the six months ended June 30, 2015, plant closure costs of $5.3 million were recorded. These costs were recorded within restructuring costs and included the Company's best estimate of a withdrawal liability for a multi-employer pension plan settlement. Management expects to cease operations at this location by the end of 2015, with all closure costs to be incurred during fiscal 2015. Approximately half of cash payments are expected in late 2015 and half in 2016.

Divestiture of Pressure Sensitive Materials Business

On November 7, 2014, the Company completed the sale of its global Pressure Sensitive Materials business. Proceeds of the transaction totaled $150.5 million. Of the total proceeds, $136.9 million was received in fiscal 2014 and $13.6 million was received in April 2015 which related to settlement of customary post-closing adjustments. The following table summarizes the results of the Pressure Sensitive Materials business, classified as discontinued operations for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net sales	$—	$144.0	$—	$286.8

Income (loss) from discontinued operations before income taxes	$—	$9.1	$(3.7)	$(7.2)
Provision for (benefit of) income taxes on discontinued operations	—	4.0	(1.1)	(1.8)
Income (loss) from discontinued operations, net of tax	$—	$5.1	$(2.6)	$(5.4)

Loss from discontinued operations in 2015 resulted from additional impairment charges, net of tax, reflecting finalization of post-closing adjustments. Income (loss) from discontinued operations in 2014 includes the operating results of the Pressure Sensitive Materials business, direct transaction costs associated with the divestiture, $25.0 million of plant closure costs associated with the Stow, Ohio facility, and the associated income tax effects of these items.

Divestiture of Paper Packaging Division

On March 31, 2014, the Company completed the sale of its Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million for the six months ended June 30, 2014. A $9.4 million pre-tax gain on the sale was recorded as part of other non-operating income for the six months ended June 30, 2014.

Note 4 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt.  At June 30, 2015 and December 31, 2014, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at June 30, 2015 and December 31, 2014 follow:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt	$1,357.8	$1,447.4	$1,311.6	$1,410.9

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

	Fair Value As of	Fair Value As of
	June 30, 2015	December 31, 2014
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset position	$1.1	$1.0

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At June 30, 2015 and December 31, 2014, the Company had outstanding forward exchange contracts with notional amounts aggregating $3.6 million and $2.3 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts were immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at June 30, 2015 and December 31, 2014 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	June 30, 2015	December 31, 2014
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$1.1	$1.0

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2015	2014	2015	2014
Designated as hedges
Interest rate swaps	Interest expense	$1.9	$2.1	$3.9	$4.2
Not designated as hedges
Forward exchange contracts	Other operating income	(0.2)	—	0.4	(0.3)
Total		$1.7	$2.1	$4.3	$3.9

Note 6 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or market.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	June 30, 2015	December 31, 2014
Raw materials and supplies	$179.9	$193.9
Work in process and finished goods	377.1	381.9
Total inventories	$557.0	$575.8

Note 7 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Total
Reported balance at December 31, 2014	$634.0	$329.1	$963.1
Currency translation	(0.7)	(25.0)	(25.7)
Reported balance at June 30, 2015	$633.3	$304.1	$937.4

The components of amortized intangible assets follow:

	June 30, 2015		December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$10.7	$(1.4)	$10.7	$(1.2)
Technology based	80.4	(45.9)	81.0	(43.9)
Marketing related	11.0	(4.9)	16.3	(9.1)
Customer based	183.1	(75.5)	188.4	(73.6)
Reported balance	$285.2	$(127.7)	$296.4	$(127.8)

Amortization expense for intangible assets was $7.2 million and $7.8 million during the first six months of 2015 and 2014, respectively.  Estimated amortization expense is $7.2 million for the remainder of 2015; $14.3 million for 2016; $14.2 million for 2017 and 2018; $14.0 million for 2019, and $13.3 million for 2020.  The Company does not have any accumulated impairment losses.

Note 8 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2014 Annual Report on Form 10-K are expected to continue unchanged throughout 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost - benefits earned during the period	$1.9	$2.0	$3.9	$3.9
Interest cost on projected benefit obligation	8.1	8.4	16.3	17.0
Expected return on plan assets	(12.7)	(12.0)	(25.4)	(24.0)
Settlement loss	—	—	—	0.4
Curtailment loss	—	—	—	0.9
Amortization:
Unrecognized transition obligation	—	—	—	0.1
Prior service cost	0.3	0.3	0.5	0.7
Actuarial net loss	5.1	3.0	10.1	5.8
Net periodic benefit cost	$2.7	$1.7	$5.4	$4.8

Costs for defined contribution pension plans were $4.5 million and $9.7 million for the three and six months ended June 30, 2015. Costs for defined contribution pension plans were $5.1 million and $10.5 million for the three and six months ended June 30, 2014. Benefit costs for other postretirement plans were not significant for the six months ended June 30, 2015. For the six months ended June 30, 2014, a curtailment benefit of $3.0 million was recorded related to other postretirement plan changes.

Note 9 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2013	$(8.0)	$(90.7)	$(98.7)
Other comprehensive income before reclassifications	29.2	(4.8)	24.4
Amounts reclassified from accumulated other comprehensive loss	—	3.3	3.3
Net current period other comprehensive income	29.2	(1.5)	27.7
June 30, 2014	$21.2	$(92.2)	$(71.0)

December 31, 2014	$(151.3)	$(140.4)	$(291.7)
Other comprehensive loss before reclassifications	(86.3)	—	(86.3)
Amounts reclassified from accumulated other comprehensive loss	—	6.4	6.4
Net current period other comprehensive (loss) income	(86.3)	6.4	(79.9)
June 30, 2015	$(237.6)	$(134.0)	$(371.6)

The following table summarizes amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Pension costs	$5.4	$3.3	$10.6	$7.5
Tax benefit	(2.2)	(1.2)	(4.2)	(2.8)
Pension costs, net of tax	3.2	2.1	6.4	4.7

Other postretirement plans	—	—	—	(2.2)
Tax expense	—	—	—	0.8
Other postretirement plans, net of tax	—	—	—	(1.4)

Total	$3.2	$2.1	$6.4	$3.3

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $81.9 million and $85.9 million as of June 30, 2015 and December 31, 2014, respectively. Other comprehensive income before reclassifications of $7.7 million ($4.8 million, net of tax) for the three and six months ended June 30, 2014, related to remeasurement of other postretirement plans triggered by curtailment. Refer to Note 8 — Components of Net Periodic Benefit Cost for additional detail.

Note 10 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Numerator
Net income	$65.6	$65.8	$120.0	$115.0

Denominator
Weighted average common shares outstanding — basic	96.9	100.4	97.3	101.0
Dilutive shares	1.2	0.9	1.1	0.9
Weighted average common and common equivalent shares outstanding — diluted	98.1	101.3	98.4	101.9

Per common share income
Basic	$0.68	$0.66	$1.23	$1.14
Diluted	$0.67	$0.65	$1.22	$1.13

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. There were no anti-dilutive stock awards outstanding for the three and six months ended June 30, 2015. The excluded stock awards represented an aggregate of 0.4 million shares for the three and six months ended June 30, 2014.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at June 30, 2015 and December 31, 2014 was $6.6 million and $6.1 million, respectively.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga") received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $12.3 million, translated to U.S. dollars at the June 30, 2015 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Business Segments (in millions)	2015	2014	2015	2014
Sales including intersegment sales:
U.S. Packaging	$701.2	$732.4	$1,415.1	$1,478.0
Global Packaging	341.2	379.4	681.8	741.1

Intersegment sales:
U.S. Packaging	(6.5)	(6.6)	(13.4)	(14.0)
Global Packaging	(5.6)	(7.6)	(13.1)	(12.5)
Total net sales	$1,030.3	$1,097.6	$2,070.4	$2,192.6

U.S. Packaging operating profit	$102.9	$101.0	$198.3	$192.8

Global Packaging:
Operating profit before restructuring costs	27.3	26.6	56.6	50.7
Restructuring costs	(0.3)	—	(5.3)	—
Operating profit	27.0	26.6	51.3	50.7

General corporate expenses	(20.7)	(21.0)	(43.0)	(41.6)

Operating income	109.2	106.6	206.6	201.9

Interest expense	12.8	17.0	25.9	33.9
Other non-operating income	(2.2)	(1.7)	(4.0)	(14.4)

Income from continuing operations before income taxes	$98.6	$91.3	$184.7	$182.4

Note 13 — Subsequent Event

In July 2015, the Company signed a definitive agreement to acquire the South American rigid plastic packaging operations of Emplal Participacoes S.A., a Brazilian manufacturer of plastic packaging for food and consumer applications. This rigid packaging business, which includes two facilities in Brazil, recorded annual net sales of approximately $75 million in 2014. The transaction is expected to close by the end of 2015, subject to customary closing conditions and regulatory review.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2015

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2015		2014		2015		2014
Net sales	$1,030.3	100.0%	$1,097.6	100.0%	$2,070.4	100.0%	$2,192.6	100.0%
Cost of products sold	809.1	78.5	878.6	80.0	1,631.7	78.8	1,762.7	80.4
Gross profit	221.2	21.5	219.0	20.0	438.7	21.2	429.9	19.6

Operating expenses
Selling, general, and administrative expenses	103.9	10.1	104.4	9.5	210.3	10.2	211.0	9.6
Research and development	11.5	1.1	11.1	1.0	22.8	1.1	22.2	1.0
Restructuring costs	0.3	—	—	—	5.3	0.3	—	—
Other operating income	(3.7)	(0.4)	(3.1)	(0.3)	(6.3)	(0.3)	(5.2)	(0.2)
Operating income	109.2	10.6	106.6	9.7	206.6	10.0	201.9	9.2

Interest expense	12.8	1.2	17.0	1.5	25.9	1.3	33.9	1.5
Other non-operating income	(2.2)	(0.2)	(1.7)	(0.2)	(4.0)	(0.2)	(14.4)	(0.7)
Income from continuing operations before income taxes	98.6	9.6	91.3	8.3	184.7	8.9	182.4	8.3

Provision for income taxes	33.0	3.2	30.6	2.8	62.1	3.0	62.0	2.8

Income from continuing operations	65.6	6.4%	60.7	5.5%	122.6	5.9%	120.4	5.5%

Income (loss) from discontinued operations	—	—%	5.1	0.5%	(2.6)	(0.1)%	(5.4)	(0.2)%

Net income	$65.6	6.4%	$65.8	6.0%	$120.0	5.8%	$115.0	5.2%

Effective income tax rate		33.5%		33.5%		33.6%		34.0%

Diluted earnings per share from continuing operations	$0.67		$0.60		$1.25		$1.18

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

Divestiture

Divestiture of Paper Packaging Division

On March 31, 2014, we completed the sale of our Paper Packaging Division. Annual net sales by this division were approximately $160 million. Net proceeds of the transaction totaled $79.8 million for the six months ended June 30, 2014, subject to customary post-closing adjustments. A $9.4 million pre-tax gain on the sale was recorded as part of other non-operating income for the six months ended June 30, 2014.

Results of Operations — Second Quarter 2015

Consolidated Overview

(in millions, except per share amounts)	2015	2014
Net sales	$1,030.3	$1,097.6
Income from continuing operations	65.6	60.7
Diluted earnings per share from continuing operations	0.67	0.60

Net sales for the second quarter of 2015 decreased 6.1 percent compared to the same period of 2014. The impact of currency translation reduced net sales by 5.4 percent. The remaining 0.7 percent decrease in net sales was driven by an approximate 2 percent reduction from lower volume, partially offset by the benefit of sales price and mix.

Diluted earnings per share from continuing operations for the second quarter of 2015 were $0.67 compared to $0.60 reported in the same quarter of 2014.

U.S. Packaging Business Segment

(dollars in millions)	2015	2014
Net sales	$694.7	$725.8
Operating profit	102.9	101.0
Operating profit as a percentage of net sales	14.8%	13.9%

For the second quarter of 2015, U.S. Packaging net sales decreased 4.3 percent compared to the same period of 2014, reflecting an approximate 5 percent decrease in unit volumes, partially offset by an increase in sales price and mix. Unit volumes declined primarily from the impact of the Company's strategic pricing decisions.

Operating profit for the second quarter of 2015 was $102.9 million, or 14.8 percent of net sales, compared to $101.0 million, or 13.9 percent of net sales in 2014. This margin improvement primarily reflects continued operational improvements and sales mix benefits, partially offset by the impact of lower unit volumes.

Global Packaging Business Segment

(dollars in millions)	2015	2014
Net sales	$335.6	$371.8
Operating profit (See Note 12 to the Condensed Consolidated Financial Statements)	27.0	26.6
Operating profit as a percentage of net sales	8.0%	7.2%

For the second quarter of 2015, Global Packaging net sales decreased 9.7 percent compared to the second quarter of 2014. The impact of currency translation reduced net sales by 15.9 percent, primarily driven by currencies in Latin America. Excluding the impact of currency translation, net sales increased 6.2 percent, reflecting an increase in unit volumes of approximately 5 percent, along with positive sales price and mix.

Operating profit for the second quarter of 2015 was $27.0 million, or 8.0 percent of net sales, compared to $26.6 million, or 7.2 percent of net sales, in 2014. The net effect of currency translation decreased operating profit during the second quarter of 2015 by $4.9 million compared to the same period of 2014, primarily driven by currencies in Latin America. Margin improvement in this segment reflects strong operating performance and the overall favorable impact of increased sales of sophisticated, value-added packaging.

Consolidated Gross Profit

(dollars in millions)	2015	2014
Gross profit	$221.2	$219.0
Gross profit as a percentage of net sales	21.5%	20.0%

Gross profit in 2015 reflects the benefits of improvements in sales mix and operational efficiencies.

Interest Expense

(dollars in millions)	2015	2014
Interest expense	$12.8	$17.0
Effective interest rate	3.7%	4.6%

Interest expense declined as a result of refinancing bonds that matured August 1, 2014 with lower variable rate debt.

Consolidated Income Taxes

(dollars in millions)	2015	2014
Income taxes	$33.0	$30.6
Effective tax rate	33.5%	33.5%

We expect the effective income tax rate for the full year of 2015 to be slightly less than 34 percent.

Results of Operations — Six Months Ended June 30, 2015

Consolidated Overview

(in millions, except per share amounts)	2015	2014
Net sales	$2,070.4	$2,192.6
Income from continuing operations	122.6	120.4
Diluted earnings per share from continuing operations	1.25	1.18

Net sales for the six months ended June 30, 2015, decreased 5.6 percent from the same period of 2014. The impact of currency translation reduced net sales by 4.7 percent. The divestiture of the Paper Packaging Division in 2014 reduced sales by 1.7 percent. The remaining 0.8 percent increase in net sales represents a net benefit of increased selling prices and sales mix offset by an approximate 1 percent reduction from lower volume.

Diluted earnings per share from continuing operations for the six months ended June 30, 2015 were $1.25 compared to $1.18 reported in the same period of 2014. Results for 2015 included a $0.03 charge from a healthcare packaging plant closure.  Results for 2014 included a $0.06 gain on the sale of the Paper Packaging Division.

U.S. Packaging Business Segment

(dollars in millions)	2015	2014
Net sales	$1,401.7	$1,464.0
Operating profit	198.3	192.8
Operating profit as a percentage of net sales	14.1%	13.2%

U.S. Packaging net sales decreased 4.3 percent in the six months ended June 30, 2015, compared to the same period of 2014.  The first quarter 2014 divestiture of the Paper Packaging Division reduced sales by 2.6 percent. The remaining 1.7 percent decrease in net sales reflects an approximate 3 percent decrease in unit volumes, partially offset by an increase in sales price and mix.

Operating profit for the six months ended June 30, 2015 was $198.3 million, or 14.1 percent of net sales, compared to $192.8 million, or 13.2 percent of net sales, in 2014. As compared to the prior year, 2015 operating profit results reflect continued operational improvements and sales mix benefits, partially offset by the impact of lower unit volumes.

Global Packaging Business Segment

(dollars in millions)	2015	2014
Net sales	$668.7	$728.6
Operating profit (See Note 12 to the Condensed Consolidated Financial Statements)	51.3	50.7
Operating profit as a percentage of net sales	7.7%	7.0%

Global Packaging net sales decreased 8.2 percent in the six months ended June 30, 2015 compared to the same period of 2014.  The impact of currency translation reduced net sales by 14.1 percent, primarily driven by currencies in Latin America. The remaining 5.9 percent increase in Global Packaging net sales reflects an approximate 2 percent increase in unit volumes, along with positive sales price and mix.

Operating profit for the six months ended June 30, 2015 was $51.3 million, or 7.7 percent of net sales, compared to $50.7 million, or 7.0 percent of net sales, in 2014. The net effect of currency translation decreased operating profit during the first half of 2015 by $8.7 million. During the year, management initiated the planned closure of one of its healthcare packaging plants, resulting in a $5.3 million pre-tax charge. Underlying margin improvement in the Global Packaging segment reflects strong operating performance and the overall favorable impact of increased sales of sophisticated, value-added packaging.

Consolidated Gross Profit

(dollars in millions)	2015	2014
Gross Profit	$438.7	$429.9
Gross profit as a percentage of sales	21.2%	19.6%

Gross profit in 2015 reflects the benefits of improvements in sales mix, operational efficiencies, and a minimal benefit in the first quarter from the decline in resin prices.

Interest Expense

(dollars in millions)	2015	2014
Interest expense	$25.9	$33.9
Effective interest rate	3.8%	4.7%

Interest expense declined primarily as a result of refinancing bonds that matured August 1, 2014 with lower variable rate debt.

Other Non-operating Income

(in millions)	2015	2014
Other non-operating income	$(4.0)	$(14.4)

A $9.4 million pre-tax gain related to the sale of the Paper Packaging Division was recorded in the six months ended June 30, 2014.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 49.1 percent and 47.5 percent at June 30, 2015 and December 31, 2014, respectively.  Total debt as of June 30, 2015 and December 31, 2014 was $1.4 billion and $1.3 billion, respectively.

Cash Flow

Net cash provided by operating activities was $218.5 million for the first half of 2015, compared to $70.4 million for the first half of 2014. Strong cash flow was driven by disciplined management of working capital during 2015. Additionally, in 2014 we used $20 million of cash for payments related to the closure of one of the Pressure Sensitive Materials plants.

Net cash used in investing activities was $75.3 million for the first six months of 2015 compared to cash provided by investing activities of $18.3 million for the same period of 2014. Capital expenditures were $96.3 million for the first six months of 2015 compared to $69.3 million for the first six months of 2014 reflecting the improved timing of executing planned projects to support growth and operational efficiency. In 2014 we received $79.8 million as net proceeds from the divestiture of the Paper Packaging Division.

Net cash used in financing activities was $100.2 million for the six months ended June 30, 2015, compared to $108.6 million for the same period of 2014.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of June 30, 2015, our commercial paper debt outstanding was $360.8 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of June 30, 2015, there was $360.8 million of debt outstanding supported by this credit facility, leaving $739.2 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2015.  For additional information, refer to Note 4 and Note 5 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We believe that at June 30, 2015, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2015	1,000,000	$45.85	1,000,000	4,857,891

On May 1, 2014, the Board of Directors of the Company increased the cumulative authorization for repurchases to 9.4 million shares of Bemis common stock, which authorization has no stated expiration. During the second quarter of 2015, the Company repurchased 1,000,000 shares of Bemis common stock in the open market at an average purchase price of $45.85 per share.  As of June 30, 2015, under authority granted by the Board of Directors, the Company had remaining authorization to repurchase an additional 4,857,891 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	July 29, 2015	/s/ Michael B. Clauer
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