Form 10-K
period 2015-12-31
BEMIS CO INC
filed 2016-02-19
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 30, 2015, based on a closing price of $45.01 per share as reported on the New York Stock Exchange, was $4,342,067,304.

As of February 17, 2016, the Registrant had 94,687,104 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement - Annual Meeting of Shareholders May 5, 2016 - Part III

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

PART I

ITEM 1 — BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  The Company was incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  The Company is a global manufacturer of packaging products.  The Company's business activities are organized around its two reportable business segments, U.S. Packaging (67 percent of 2015 net sales) and Global Packaging (33 percent).

The majority of the Company’s products are sold to customers in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care, electronics, construction, and other consumer goods. Further information about the Company’s operations in its business segments and geographic areas is available in Note 20 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2015, the Company had approximately 17,500 employees worldwide. Approximately 8,500 of these employees were in the U.S., with approximately 40 percent of hourly production employees covered by collective bargaining agreements involving six different unions. Of the approximately 9,000 employees who were outside the U.S., over half of the hourly production employees and some of the salaried workforce are covered by collective bargaining agreements and are represented by numerous unions.

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

The Company's strategic objectives are to accelerate growth, focus innovation, and continuously improve, all focused at delivering strong financial performance toward the Company's long-term targets. In support of the strategic objectives, the Company's vision is: passionate commitment to the growth and success of our customers will make Bemis the clear choice for inspired packaging solutions.

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
Global Packaging Segment
The Global Packaging segment includes all packaging-related manufacturing operations located outside of the United States as well as global medical device and pharmaceutical packaging-related manufacturing operations. This segment manufactures multilayer polymer, blown and cast film structures to produce packaging sold for a variety of food, medical, pharmaceutical, personal care, electronics, and industrial applications. Additional products include injection molded plastic and folding carton packaging. Markets for these products include processed and fresh meat, dairy, liquids, snacks, cheese, coffee, condiments, candy, bakery, tissue, fresh produce, personal care and hygiene, disposable diapers, agribusiness, pharmaceutical, and medical devices.

Marketing, Distribution, and Competition
While the Company’s sales are made through a variety of distribution channels, substantially all sales are made by the Company’s direct sales force.  Sales offices and plants are located throughout North America, Latin America, Europe, and Asia-Pacific to provide prompt and economical service to thousands of customers.  The Company’s technically trained sales force is supported by product development engineers, design technicians, and a customer service organization.

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately twelve percent of the Company's sales in 2015. Business arrangements with them and certain large customers require a large portion of the manufacturing capacity at a few individual manufacturing sites.  Any change in the business arrangement would typically occur over a period of time, which would allow for an orderly transition for both the Company’s manufacturing site and the customer.

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include Amcor Limited, Berry Plastics Corporation, Bryce Corporation, Coveris, Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Wipak OY, Winpak Ltd, and a variety of other privately held companies.

The Company considers itself to be a significant participant in the markets in which it serves; however, due to the diversity of our business, the Company’s precise competitive position in these markets is not reasonably determinable.  Advertising is limited primarily to business and trade publications emphasizing the Company’s product features and related technical capabilities.

Raw Materials
Polymer resins and films, paper, inks, adhesives, aluminum, and chemicals constitute the major raw materials used by the Company.  These are purchased from a variety of global industry sources, and the Company is not dependent on any one supplier for its raw materials.  While temporary industry-wide shortages of raw materials may occur, the Company expects to continue to successfully manage raw material supplies without significant supply interruptions.  Currently, raw materials are readily available.

Research and Development Expense
Research and development expenditures were as follows:

(in millions)	2015	2014	2013
U.S. Packaging	$20.3	$21.0	$23.2
Global Packaging	14.0	16.7	15.1
Corporate	9.8	6.4	2.2
Total	$44.1	$44.1	$40.5

Environmental Control
Compliance with federal, state, and local laws, rules, and regulations which have been enacted or adopted regulating discharges of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect on the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

Available Information
The Company is a large accelerated filer (as defined in Exchange Act Rule 12b-2) and is also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov) or by visiting the SEC’s Public Reference Room located at 100 F St., N.E., Washington, DC 20549 (call 1-202-551-8090 or 1-800-732-0330 for hours of operation). Electronically filed and furnished reports can also be accessed through the Company’s own website (http://www.bemis.com), under Investors/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., One Neenah Center, 4th Floor, P.O. Box 669, Neenah, Wisconsin 54957-0669, or calling (920) 527-5000.  In addition, the Company’s Board Committee charters, Principles of Corporate Governance, and the Company’s Code of Conduct can be electronically accessed at the Company’s website under About Bemis/Corporate Governance or, free of charge, by writing directly to the Company, Attention:  Corporate Secretary.  The Company will post any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions on the Investor Relations section of its website (www.bemis.com) promptly following the date of such amendment or waiver.

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
Child resistant — Packaging materials and systems for drugs and household chemicals that are designed to be difficult for children to open.
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
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, which are subject to price fluctuations.  Inflationary and other increases in the costs of raw materials have occurred in the past and are expected to recur, and our performance depends in part on our ability to reflect changes in costs in selling prices for our products.  We have generally been successful in managing the impact of higher raw material costs by increasing selling prices through our contractual pass-through mechanisms with most of our customers.  Natural disasters such as hurricanes, in addition to terrorist activity and government regulation of environmental emissions, may negatively impact the production or delivery capacity of our raw material suppliers in the chemical and paper industries.  This could result in increased raw material costs or supply shortages, which may have a negative impact on our profitability if the cost increases are sustained sequentially over multiple periods or, in the case of a shortage, if we are unable to secure raw materials from alternative sources.

Key customers — The loss of key customers or a significant reduction in sales to those customers could significantly reduce our revenues.
Our customer base includes key (generally large) customers that are important to our success. The Company's response to continued and increased customer consolidations and marketplace competition may result in lower than expected net pricing of the Company products. Furthermore, if key customers experience financial pressure, they could request more favorable contractual terms, which could place additional pressure on our margins and cash flows. In addition, our success depends on our ability to respond timely to changes in customer product needs and market acceptance of our products. We must produce products that meet the quality, performance, and price expectations of our customers. Changes in customers’ preferences for our products can also affect the demand for our products. Lower demand for our products could adversely impact our business, financial condition and results of operations.

Foreign operations — Conditions in foreign countries and changes in foreign currency exchange rates may significantly reduce our reported results of operations.
We have operations globally.  In 2015, approximately 28 percent of our sales were generated by entities operating outside of the United States.  Fluctuations in currencies can cause transaction and translation losses.  In addition, our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, as to which we have no control.

 Interest rates — An increase in interest rates could reduce our reported results of operations.
At December 31, 2015, our variable rate borrowings approximated $967.2 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap).  Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations.  Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, our annual interest expense would increase by approximately $9.7 million on the $967.2 million of variable rate debt outstanding as of December 31, 2015.

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
We also make strategic divestitures from time to time and we may agree to indemnify acquiring parties for certain liabilities arising from our former businesses.

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
Goodwill and other intangible assets — A significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.
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

Restructuring activities — Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.
We have undertaken and will continue to undertake restructuring activities and cost reduction initiatives to optimize our asset base, improve operating efficiencies and generate cost savings.  We cannot be certain that we will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.  In addition, we may not be successful in migrating production from one facility to another.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Properties utilized by the Company at December 31, 2015, were as follows:

U.S. Packaging Segment
This segment has 27 manufacturing plants located in 13 states, of which 26 are owned directly by the Company or its subsidiaries and one is leased from an outside party.

Global Packaging Segment
This segment has 34 manufacturing plants located in three U.S. states, the Commonwealth of Puerto Rico, and ten non-U.S. countries, of which 28 are owned directly by the Company or its subsidiaries and six are leased from outside parties.  Initial building lease terms generally provide for minimum terms of five to twelve years and have one or more renewal options.  The terms of building leases in effect at December 31, 2015, expire between 2016 and 2018.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at December 31, 2015 and 2014 was $5.6 million and $6.1 million, respectively. The Company made favorable adjustments of $0.6 million and $0.8 million in 2015 and 2014, respectively, based on current estimates of liability. All other costs for environmental remediation matters were immaterial, and were directly expensed to the income statement. There were no third party reimbursements for any of the years presented.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga, Ltda ("Dixie Toga") received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $9.8 million, translated to U.S. dollars at the December 31, 2015 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

 ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015	25,000	$45.08	25,000	4,332,891
November 1-30, 2015	500,000	45.79	500,000	3,832,891
December 1-31, 2015	475,000	45.75	475,000	3,357,891

Total		$45.76	1,000,000	3,357,891

The Company’s common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2015, there were 3,154 registered holders of record of our common stock.  During the fourth quarter of the year ended December 31, 2015, the Company repurchased 1,000,000 shares of Bemis common stock in the open market at an average purchase price of $45.76 per share.  As of December 31, 2015, under authority granted by the Board of Directors, the Company had authorization to repurchase an additional 3,357,891 shares of its common stock. On February 4, 2016, the Board of Directors of the Company authorized an additional 20 million shares for repurchase.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31

2015
Dividend paid per common share	$0.28	$0.28	$0.28	$0.28
Common stock price per share
High	49.44	47.65	47.51	47.59
Low	43.74	43.50	38.91	39.48

2014
Dividend paid per common share	0.27	0.27	0.27	0.27
Common stock price per share
High	40.99	41.58	41.02	47.20
Low	37.01	39.13	37.72	34.34

2013
Dividend paid per common share	0.26	0.26	0.26	0.26
Common stock price per share
High	40.41	41.22	42.34	41.02
Low	33.65	37.81	38.40	37.88

The graph below compares the cumulative 5-Year total return provided to shareholders on Bemis Company, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups of five companies ("Old Peer Group") and twenty-one companies ("New Peer Group"), whose individual companies are listed below in footnotes 1 and 2, respectively. Historically, the Company has shown relative performance against the S&P 500 and the Old Peer Group. Going forward, the Company will show relative performance against the S&P Midcap 400 and the New Peer Group. These changes are to reflect current market factors and align with the Company's incentive compensation plans. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on 12/31/2010 and its relative performance is tracked through 12/31/2015.

1.
There are five companies included in the company's first customized peer group which are: Avery Dennison Corporation, Ball Corporation, Crown Holdings Inc., Sealed Air Corporation and Sonoco Products Company.

2.
The twenty one companies included in the company's second customized peer group are: Albemarle Corp, AptarGroup Inc., Ashland Inc., Avery Dennison Corporation, Ball Corporation, Berry Plastics Group Inc., Crown Holdings Inc., Graphic Packaging Holding Company, Greif Inc., Minerals Technologies Inc., Newmarket Corp, Owens-Illinois Inc., Packaging Corp. of America, Polyone Corp, RPM International Inc., Sealed Air Corporation, Sensient Technologies Corp, Silgan Holdings Inc., Sonoco Products Company, The Valspar Corporation and Westrock Co.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Bemis Company, Inc., the S&P 500 Index, the S&P Midcap 400 Index, Old Peer Group and New Peer Group

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Bemis Company, Inc.
S&P 500
S&P Midcap 400
Old Peer Group
New Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
Bemis Company, Inc.	100.00	94.99	109.07	137.08	155.47	157.46
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Midcap 400	100.00	98.27	115.84	154.64	169.75	166.05
Old Peer Group	100.00	90.55	102.84	143.04	171.03	181.94
New Peer Group	100.00	97.46	120.82	164.96	191.91	184.91

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW
(dollars in millions, except per share amounts)

Years Ended December 31,	2015	2014	2013	2012	2011
Operating Data
Net sales	$4,071.4	$4,343.5	$4,476.6	$4,583.6	$4,747.9
Income from continuing operations	241.9	239.1	192.5	148.9	164.3

Common Share Data
Basic earnings per share from continuing operations	2.50	2.39	1.86	1.43	1.51
Diluted earnings per share from continuing operations	2.47	2.36	1.85	1.42	1.51
Dividends per share	1.12	1.08	1.04	1.00	0.96
Book value per share	12.70	14.59	16.53	15.88	15.36
Weighted-average shares outstanding for computation of diluted earnings per share	97.9	101.2	104.0	105.0	106.6
Common shares outstanding at December 31,	95.1	98.2	101.9	103.3	103.0

Capital Structure and Other Data
Current ratio	1.9x	2.7x	2.5x	2.4x	2.3x
Working capital	$529.9	$806.4	$902.6	$882.0	$867.0
Total assets	3,489.8	3,610.8	4,105.6	4,179.8	4,320.4
Short-term debt	35.4	31.3	14.9	8.9	15.1
Long-term debt	1,353.9	1,311.6	1,416.8	1,411.7	1,554.8
Total equity	1,207.4	1,433.0	1,684.8	1,640.9	1,582.1
Depreciation and amortization	158.1	180.6	190.3	204.3	220.3
Capital expenditures	219.4	185.2	139.8	136.4	135.2
Number of common shareholders	3,154	3,284	3,416	3,481	3,618
Number of employees	17,696	16,944	19,106	19,564	20,165

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2015
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions)	2015		2014		2013
Net sales	$4,071.4	100.0%	$4,343.5	100.0%	$4,476.6	100.0%
Cost of products sold	3,198.0	78.5	3,484.4	80.2	3,601.2	80.4
Gross profit	873.4	21.5	859.1	19.8	875.4	19.6

Operating expenses:
Selling, general, and administrative expenses	420.0	10.3	416.6	9.6	448.5	10.0
Research and development	44.1	1.1	44.1	1.0	40.5	0.9
Restructuring and acquisition-related costs	12.1	0.3	—	—	45.4	1.0
Other operating income	(12.4)	(0.3)	(9.3)	(0.2)	(9.2)	(0.2)
Operating income	409.6	10.1	407.7	9.4	350.2	7.8

Interest expense	51.7	1.3	60.8	1.4	68.2	1.5
Other non-operating income	(6.0)	(0.1)	(16.8)	(0.4)	(7.7)	(0.2)
Income from continuing operations before income taxes	363.9	8.9	363.7	8.4	289.7	6.5

Provision for income taxes	122.0	3.0	124.6	2.9	97.2	2.2

Income from continuing operations	241.9	5.9	239.1	5.5	192.5	4.3

(Loss) income from discontinued operations	(2.6)	(0.1)	(48.0)	(1.1)	20.1	0.4

Net income	$239.3	5.9%	$191.1	4.4%	$212.6	4.7%
					\
Effective income tax rate		33.5%		34.3%		33.6%

Diluted earnings per share from continuing operations	$2.47		$2.36		$1.85

Overview
Bemis Company, Inc. is a major supplier of flexible and rigid packaging used by leading food, consumer products, healthcare, and other companies worldwide. Historically, about 80 percent of our total net sales are to customers in the food industry. Sales of our packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store. Our emphasis on supplying packaging to the food industry has typically provided a more stable market environment for our U.S. Packaging and Global Packaging business segments.

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

End-Market Categories

U.S. Packaging (proportion of sales)	2015	2014	2013
Meat & Cheese	34%	33%	33%
Dairy & Liquid	13%	12%	12%
Other	53%	55%	55%
Total	100%	100%	100%

•	Sales of both meat & cheese packaging and dairy & liquid packaging during 2015 reflect improved price/mix, in line with our innovation strategy.

Global Packaging (proportion of sales)	2015	2014	2013
Meat & Cheese	19%	18%	16%
Dairy & Liquid	14%	14%	14%
Healthcare (Medical Device & Pharmaceutical)	26%	24%	23%
Other	41%	44%	47%
Total	100%	100%	100%

•
Sales of both meat & cheese packaging and healthcare packaging during 2015 were driven by increased demand for our sophisticated, value-added products and improved price/mix, in line with our strategy.

The end-market categories specifically disclosed above include those that have historically had the most significant benefit to our profits, due to their high-technology and value-added features and functions. The line item labeled "Other" includes a wide variety of end-markets that consist of packaging solutions for applications such as bakery goods, beverages, confectionery and snack foods, dry foods, frozen foods, lawn and garden products, and others. None of the end-market categories within "Other" are greater than ten percent of the reportable segment's totals.

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

We recorded $45.4 million of charges associated with the facility consolidation programs during the twelve months ended December 31, 2013. These costs have been recorded on the consolidated statement of income as restructuring and acquisition-related costs. Cash payments for these programs in 2013 totaled $51.6 million. At the end of 2013, the facility consolidation program was substantially complete.

Discontinued Operations
On November 7, 2014, we completed the sale of our global Pressure Sensitive Materials business. Proceeds of the transaction totaled $150.5 million. Of the total proceeds, $136.9 was received in fiscal 2014 and $13.6 million was received in April 2015 which related to settlement of customary post-closing adjustments.

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

Loss from discontinued operations in 2015 resulted from additional impairment charges, net of tax, reflecting finalization of post-closing adjustments. Loss from discontinued operations in 2014 includes the operating results of the Pressure Sensitive Materials business, goodwill impairment charges, direct transaction costs associated with the divestiture, $25.0 million of plant closure costs associated with our Stow, Ohio facility ($0.16 per share after tax), and the associated income tax effects of these items. The pre-tax $44.7 million ($0.50 per share after tax) non-cash goodwill impairment charge is to reduce net assets held for sale to estimated fair value, less costs to sell.

Acquisitions and Other Divestitures

Acquisition of Emplal Participacoes S.A.
On December 1, 2015, we acquired the rigid plastic packaging operations of Emplal Participações S.A. ("Emplal"), a privately-owned Brazilian manufacturer of plastic packaging for food and consumer applications. The acquisition supports our growth strategy to expand in markets that fit our strengths and capabilities. The cash purchase price was $67.0 million.

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

Results of Operations

Consolidated Overview — Continuing Operations

(in millions, except per share amounts)	2015	2014	2013
Net sales	$4,071.4	$4,343.5	$4,476.6
Income from continuing operations	241.9	239.1	192.5
Diluted earnings per share from continuing operations	2.47	2.36	1.85

 2015 versus 2014
Net sales for the year ended December 31, 2015 decreased 6.3 percent from the same period of 2014. Currency translation reduced net sales by 6.2 percent.  The divestiture of the Paper Packaging Division in 2014 reduced sales by 0.9 percent. The acquisition of Emplal Participações S.A. in 2015 increased net sales by 0.1 percent in the current year. The remaining 0.7 percent increase in net sales represents a net benefit of increased selling prices and sales mix partially offset by an approximate 1 percent net sales reduction from lower volume.

Diluted earnings per share from continuing operations for the year ended December 31, 2015 were $2.47 compared to $2.36 reported in the same period of 2014.  Results for 2015 included a $0.05 charge from a healthcare packaging plant closure and a $0.03 charge for acquisition-related costs comprised of direct acquisition costs associated with the Emplal Participações S. A. acquisition and charges related to contingent liabilities associated with a prior acquisition. The net impact of currency translation decreased earnings per share during 2015 by approximately $0.16 of total Company earnings per share. Results for 2014 included a $0.06 gain on the sale of the Paper Packaging Division.

2014 versus 2013
Net sales for the year ended December 31, 2014 decreased 3.0 percent from the same period of 2013. Currency translation reduced net sales by 2.4 percent. The divestitures of the Clysar business in 2013 and the Paper Packaging Division in 2014 reduced sales by 3.4 percent. The acquisition of Foshan during the third quarter of 2013 increased net sales by 0.8 percent in 2014. Plant closures during 2013 reduced sales by 0.1 percent. The remaining 2.1 percent increase in net sales represents the net benefit of changes in selling prices and sales mix, partially offset by an approximate 2 percent net sales reduction from lower volume.

Diluted earnings per share from continuing operations for the year ended December 31, 2014 were $2.36 compared to $1.85 reported in the same period of 2013. Results for 2014 included a $0.06 gain on the sale of our Paper Packaging Division. Results for 2013 included a $0.29 charge associated with facility consolidation and other costs, a $0.03 gain on the sale of our Clysar plant, and a $0.02 gain on the sale of land building.

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

(dollars in millions)	2015	2014	2013
Net sales	$2,747.5	$2,860.7	$2,984.6
Operating profit (See Note 20 to the Consolidated Financial Statements)	391.8	375.8	337.9
Operating profit as a percentage of net sales	14.3%	13.1%	11.3%

2015 versus 2014
U.S. Packaging net sales decreased 4.0 percent in the year ended December 31, 2015 compared to the same period of 2014. The first quarter 2014 divestiture of the Paper Packaging Division reduced sales by 1.3 percent. Excluding the impact of divestitures, net sales would have decreased by 2.7 percent. Unit volumes declined by approximately 2 percent for the full year, primarily from the impact of the Company's strategic pricing decisions. The remaining change in net sales was driven by the contractual pass through of lower raw material costs throughout the year, partially offset by favorable sales mix.

 Operating profit increased to $391.8 million in 2015, or 14.3 percent of net sales, compared to $375.8 million, or 13.1 percent of net sales in 2014. This margin improvement reflects sales mix benefits, driven by our focus on innovation, as well as continued operational improvements, primarily attributable to our asset recapitalization program.

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

(dollars in millions)	2015	2014	2013
Net sales	$1,323.9	$1,482.8	$1,492.0
Operating profit (See Note 20 to the Consolidated Financial Statements)	107.1	113.3	106.4
Operating profit as a percentage of net sales	8.1%	7.6%	7.1%

2015 versus 2014
Global Packaging net sales of $1.3 billion for 2015 represent a decrease of 10.7 percent compared to 2014. Currency translation reduced net sales by 18.2 percent, primarily due to currencies in Latin America. The December 2015 acquisition of Emplal increased full year net sales by 0.3 percent. Excluding the impact of currency translation and the acquisition, net sales would have increased by 7.2 percent, fully driven by positive sales price and mix.

Operating profit was $107.1 million in 2015, or 8.1 percent of net sales, compared to $113.3 million, or 7.6 percent of net sales in 2014. The net impact of currency translation reduced operating profit during 2015 by $24.0 million as compared to the prior year, or approximately $0.16 of total Company earnings per share, primarily due to currencies in Latin America. During the year, management initiated the planned closure of one of its healthcare packaging plants, resulting in a $7.8 million pre-tax charge. The Emplal Participações S. A. acquisition resulted in a $1.6 million pre-tax charge in 2015. Margin improvement in the Global Packaging segment reflects strong operating performance and the overall favorable impact of increased sales of sophisticated, value-added packaging.

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

Consolidated Gross Profit

(dollars in millions)	2015	2014	2013
Gross profit	$873.4	$859.1	$875.4
Gross profit as a percentage of net sales	21.5%	19.8%	19.6%
Gross profit in 2015 reflects the benefits of improvements in sales mix, operational efficiencies, and a minimal benefit from the decline in resin prices.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2015	2014	2013
Selling, general, and administrative expenses (SG&A)	$420.0	$416.6	$448.5
SG&A as a percentage of net sales	10.3%	9.6%	10.0%
Selling, general, and administrative expenses ("SG&A") were consistent in total in 2015 and 2014. SG&A as a percent of sales increased primarily due to sales declines related to the impact of contractual pass through associated with lower raw material prices. SG&A in 2014 declined due to the impact of business divestitures of approximately $17 million and lower employee-related expenses of approximately $10 million, in addition to disciplined cost control measures.

Research and Development (R&D)

(dollars in millions)	2015	2014	2013
Research and development (R&D)	$44.1	$44.1	$40.5
R&D as a percentage of net sales	1.1%	1.0%	0.9%
R&D expenses were consistent during the periods presented and reflect our continued investment in research and development projects that are expected to create long-term growth opportunities.

Other Operating Income

(dollars in millions)	2015	2014	2013
Other operating income	$(12.4)	$(9.3)	$(9.2)

Other operating income includes fiscal incentives, income of unconsolidated affiliates and foreign currency transactional gains and losses.  Fiscal incentives are the largest component and are associated with net sales in South America and are included in Global Packaging segment operating profit.  The increase in other operating income in 2015 related to several differences among various components, none of which were individually significant.

Interest Expense

(dollars in millions)	2015	2014	2013
Interest expense	$51.7	$60.8	$68.2
Effective interest rate	3.8%	4.4%	4.8%
Interest expense declined primarily as a result of refinancing bonds that matured August 1, 2014 with lower variable rate debt.

Other Non-operating Income

(dollars in millions)	2015	2014	2013
Other non-operating income	$(6.0)	$(16.8)	$(7.7)
A $2.2 million pre-tax gain on the sale of land and $3.8 million of interest income were recorded in 2015.

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

Income Taxes

(dollars in millions)	2015	2014	2013
Income taxes	$122.0	$124.6	$97.2
Effective tax rate	33.5%	34.3%	33.6%

Other than the differences noted below, the difference between our overall tax rate and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which we operate.

The reduction in the effective tax rates of 33.5% and 34.3% for 2015 and 2014, respectively, is primarily due to differences in the geographic mix of income.

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

Liquidity and Capital Resources

Debt to Total Capitalization
Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 52.4 percent at December 31, 2015, compared to 47.5 percent at December 31, 2014.  Total debt as of December 31, 2015 and 2014 was approximately $1.4 billion and $1.3 billion, respectively.

Credit Rating
Our capital structure and financial practices have earned us investment grade credit ratings from two nationally recognized credit rating agencies. These credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Cash Flow
Net cash provided by operations totaled $552.4 million for the year ended December 31, 2015, compared to $248.1 million in 2014 and $373.2 million in 2013.  Strong cash flow was driven by disciplined management of working capital during 2015. Reduced operating cash flow in 2014 reflects high levels of working capital associated with sales growth initiatives. New product commercialization and strong customer demand for value-added products resulted in higher inventory and trade receivable balances. Net cash provided by operations was reduced by income tax payments of $84.7 million, $134.8 million and $121.9 million during 2015, 2014, and 2013, respectively. Net cash provided by operations was reduced by contributions to our defined benefit pension plans of $2.9 million, $10.8 million and $39.0 million during 2015, 2014, and 2013, respectively. In 2014 we used $20.8 million of cash for payments related to the closure of our Stow, Ohio plant. Cash flow from operations was reduced by $51.6 million of cash paid related to the facility consolidation program during 2013.

 Net cash used in investing activities totaled $262.6 million for the year ended December 31, 2015 compared to cash provided by investing activities in 2014 totaling $40.5 million and cash used in investing activities in 2013 totaling $155.8 million. Capital expenditures totaled $219.4 million for the full year 2015, reflecting increased investment in new capacity to support growth initiatives and productivity improvements. The cash proceeds from divesting our Pressure Sensitive Materials business and Paper Packaging Division more than offset increased capital expenditure spending in 2014. The cash proceeds from divesting our Clysar plant offset the higher acquisition outflows associated with our Foshan purchase in 2013.

Net cash used in financing activities for the years ended December 31, 2015, 2014, and 2013 included share repurchases of $150.1 million, $152.1 million, and $77.3 million, respectively. Net repayment of total debt was an inflow of $3.7 million, an outflow of $102.9 million, and an inflow of $13.4 million for 2015, 2014, and 2013, respectively.

Available Financing
In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $329.5 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program. Our revolving credit facility is supported by a group of major U.S. and international banks. Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization. The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries. As of December 31, 2015, there was $329.5 million of debt outstanding supported by this credit facility, leaving $770.5 million of available credit. If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs. Borrowings under the credit agreement are subject to a variable interest rate.

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

Liquidity Outlook
As of December 31, 2015, cash and cash equivalents outside of the United States was $56.3 million. We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, our participating subsidiaries maintain either a cash deposit or borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. This notional pooling arrangement allows reasonable access to our cash in foreign subsidiaries, as well as provides a financing option to foreign subsidiaries beyond our multi-currency credit facility.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short term liquidity needs.

Capital Expenditures
Capital expenditures were $219.4 million during 2015, compared to $185.2 million in 2014, and $139.8 million in 2013.  We expect capital expenditures for 2016 to be approximately $200 million, which will support increased customer demand for value-added products and further strengthen our competitive position. We expect to fund 2016 capital expenditures with cash provided by operating activities.

Dividends
We increased our quarterly cash dividend by 3.7 percent during the first quarter of 2015 to $0.28 per share from $0.27 per share.  This follows increases of 3.8 percent in 2014 and 4.0 percent in 2013.  In February 2016, the Board of Directors approved the 33rd consecutive annual increase in the quarterly cash dividend on common stock to $0.29 per share, a 3.6 percent increase.

Share Repurchases
We purchased 3.3 million, 3.8 million, and 2.0 million shares of our common stock in the open market during 2015, 2014 and 2013, respectively. As of December 31, 2015, 3.4 million shares remained on our previously-approved authorization to purchase common stock for the treasury.

Contractual Obligations
The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2015.  Obligations under capital leases are insignificant.

	Contractual Payments Due by Period
(in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations (1)	$1,354.2	$—	$20.0	$332.2	$402.0	$—	$600.0
Interest expense (2)	239.4	51.5	48.3	52.9	37.6	23.2	25.9
Operating leases (3)	60.9	8.6	7.7	6.9	5.3	4.1	28.3
Purchase obligations (4)	485.5	467.1	6.4	4.0	0.2	0.1	7.7
Postretirement obligations (5)	56.4	19.7	2.1	2.1	3.8	3.0	25.7
Total	$2,196.4	$546.9	$84.5	$398.1	$448.9	$30.4	$687.6

(1)
Long-term debt maturing in 2016 is $329.5 million. These amounts have been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.  This debt is commercial paper backed by a bank credit facility that expires on August 12, 2018.  See Note 14 to the Consolidated Financial Statements for additional information about our long term debt.

(2)
A portion of the interest expense disclosed is subject to variable interest rates.  The amounts disclosed above that relate to commercial paper, the term loan, and the interest rate swap were calculated using forward-looking rates. All other amounts assume that future variable interest rates are equal to rates at December 31, 2015.

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

(5)
Postretirement obligations represent contracts or commitments for postretirement healthcare benefits and benefit payments for the unfunded Bemis Supplemental Retirement Plan.  See Note 11 to the Consolidated Financial Statements for additional information about our postretirement benefit obligations. Postretirement obligations due in 2016 have been recorded in other current liabilities.

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

A portion of the interest expense on our outstanding debt is subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $967.2 million of variable rate debt outstanding (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap) would increase by approximately $9.7 million.

We enter into interest-rate swap contracts to economically convert a portion of our fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, we entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of our $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to us, which is recorded as a reduction in interest expense, was $7.2 million, $8.2 million, and $8.1 million in 2015, 2014, and 2013, respectively.  At December 31, 2015 and 2014, the fair value of these interest rate swaps was $5.2 million and $1.0 million in our favor, respectively, using discounted cash flow or other appropriate methodologies. Asset positions are included in deferred charges and other assets with a corresponding increase in long-term debt.  Liability positions are included in other liabilities and deferred credits with a corresponding decrease in long-term debt.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2015 and 2014, we had outstanding forward exchange contracts with notional amounts aggregating $3.8 million and $2.3 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is recorded on the balance sheet within current assets or current liabilities and as an element of other operating income which offsets the related transactions gains and losses on the related foreign denominated asset or liability.  Amounts recognized in income related to forward exchange contracts were $0.7 million of income and $0.4 million of expense in the years ended December 31, 2015 and 2014, respectively.

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

Pension costs
We recognize amounts in our financial statements related to our defined benefit pension plans which are frozen for the majority of participants on an actuarial basis.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  Net periodic pension cost recorded in 2015 was $10.9 million, compared to pension cost of $9.4 million in 2014 and $24.3 million in 2013. We expect pension expense before the effect of income taxes for 2016 to be in a range of $9 million to $13 million.

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

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based on our target asset allocation.  For the historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2015, our U.S. pension plan assets earned annualized rates of return of 6.1 percent, 4.1 percent, 7.5 percent, and 8.4 percent, respectively.  Using our U.S. target asset allocation of plan assets, our outside actuaries have used their independent economic models to calculate a range of expected long-term rates of return and, based on their results, we have determined our U.S. asset return assumptions to be reasonable.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2015, for our U.S. defined benefit pension plans we determined this rate to be 4.25 percent, an increase of 0.25 percent from the 4.00 percent rate used at December 31, 2014.

For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

U.S.  Pension assumptions sensitivity analysis
The following charts depict the sensitivity of estimated 2016 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount rate	Total increase (decrease) to pension expense from current assumption (in millions)	Rate of Return on Plan Assets	Total increase (decrease) to pension expense from current assumption (in millions)
3.25 percent	$7.7	6.50 percent	$6.5
3.50 percent	5.7	6.75 percent	4.9
3.75 percent	3.6	7.00 percent	3.3
4.00 percent	1.8	7.25 percent	1.6
4.25 percent — Current Assumption	—	7.50 percent — Current Assumption	—
4.50 percent	(1.7)	7.75 percent	(1.6)
4.75 percent	(3.3)	8.00 percent	(3.3)
5.00 percent	(4.9)	8.25 percent	(4.9)
5.25 percent	(6.5)	8.50 percent	(6.5)

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

Total increase (decrease) in Accumulated Other Comprehensive
Discount rate	Income, net of taxes, from current assumptions (in millions)
3.25 percent	$(101.5)
3.50 percent	(74.2)
3.75 percent	(48.2)
4.00 percent	(23.5)
4.25 percent — Current Assumption	—
4.50 percent	22.1
4.75 percent	43.4
5.00 percent	63.5
5.25 percent	82.6

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

Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including projected future cash flows. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as a significant decrease in expected net earnings, adverse equity market conditions, and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed and, as the fair value of each reporting unit was at least 20 percent in excess of the respective reporting unit’s carrying value, it has been determined that our $0.9 billion of goodwill is not impaired as of December 31, 2015. We perform sensitivity analyses of key factors including discount rates and long-term sales growth rates. There were no key factors that a 1 percent change would result in an impairment.

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

New Accounting Pronouncements
There has been no new accounting guidance issued or effective during 2015 that is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (2013)).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2015.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework (2013) criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bemis Company, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bemis Company, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 19, 2016

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the years ended December 31,	2015	2014	2013
Net sales	$4,071.4	$4,343.5	$4,476.6
Cost of products sold	3,198.0	3,484.4	3,601.2

Gross profit	873.4	859.1	875.4

Operating expenses:
Selling, general, and administrative expenses	420.0	416.6	448.5
Research and development	44.1	44.1	40.5
Restructuring and acquisition-related costs	12.1	—	45.4
Other operating income	(12.4)	(9.3)	(9.2)

Operating income	409.6	407.7	350.2

Interest expense	51.7	60.8	68.2
Other non-operating income	(6.0)	(16.8)	(7.7)

Income from continuing operations before income taxes	363.9	363.7	289.7

Provision for income taxes	122.0	124.6	97.2

Income from continuing operations	241.9	239.1	192.5

(Loss) income from discontinued operations	(2.6)	(48.0)	20.1

Net income	$239.3	$191.1	$212.6

Basic earnings per share:
Income from continuing operations	$2.50	$2.39	$1.86
(Loss) income from discontinued operations	(0.03)	(0.48)	0.20
Net income	$2.47	$1.91	$2.06

Diluted earnings per share:
Income from continuing operations	$2.47	$2.36	$1.85
(Loss) income from discontinued operations	(0.03)	(0.47)	0.19
Net income	$2.44	$1.89	$2.04

Cash dividends paid per share	$1.12	$1.08	$1.04

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the years ended December 31,	2015	2014	2013
Net income	$239.3	$191.1	$212.6
Other comprehensive (loss) income:
Translation adjustments	(215.2)	(129.4)	(88.5)
Pension and other postretirement liability adjustments, net of tax (a)	(3.0)	(48.3)	102.7
Reclassification from accumulated other comprehensive loss from discontinued operations to net income	—	(15.3)	—
Other comprehensive (loss) income	(218.2)	(193.0)	14.2
Total comprehensive income (loss)	$21.1	$(1.9)	$226.8

(a) - Tax benefit (expense) related to pension and other postretirement liability adjustments	$3.1	$30.3	$(65.3)

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

As of December 31,	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$59.2	$47.1
Trade receivables	451.3	496.3
Inventories	525.9	575.8
Prepaid expenses and other current assets	82.6	168.6
Total current assets	1,119.0	1,287.8

Property and equipment:
Land and land improvements	53.3	61.5
Buildings and leasehold improvements	589.3	552.3
Machinery and equipment	1,776.9	1,696.5
Total property and equipment	2,419.5	2,310.3
Less accumulated depreciation	(1,213.2)	(1,167.4)
Net property and equipment	1,206.3	1,142.9

Other long-term assets:
Goodwill	949.5	963.1
Other intangible assets, net	149.8	168.6
Deferred charges and other assets	65.2	48.4
Total other long-term assets	1,164.5	1,180.1
TOTAL ASSETS	$3,489.8	$3,610.8

LIABILITIES
Current liabilities:
Current portion of long-term debt	$5.8	$—
Short-term borrowings	29.6	31.3
Accounts payable	334.8	268.2
Employee-related liabilities	93.3	90.8
Accrued income and other taxes	35.2	23.3
Other current liabilities	90.4	67.8
Total current liabilities	589.1	481.4

Long-term debt, less current portion	1,353.9	1,311.6
Deferred taxes	172.4	223.4
Other liabilities and deferred credits	167.0	161.4
Total liabilities	2,282.4	2,177.8

Commitments and contingencies (See Note 19)

EQUITY
Bemis Company, Inc. shareholders’ equity:
Common stock, $0.10 par value:
Authorized — 500.0 shares
Issued — 128.2 and 128.0 shares, respectively	12.8	12.8
Capital in excess of par value	573.2	559.7
Retained earnings	2,216.0	2,086.8
Accumulated other comprehensive loss	(509.9)	(291.7)
Common stock held in treasury (33.1 and 29.8 shares at cost, respectively)	(1,084.7)	(934.6)
TOTAL EQUITY	1,207.4	1,433.0

TOTAL LIABILITIES AND EQUITY	$3,489.8	$3,610.8
See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the years ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$239.3	$191.1	$212.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158.1	180.6	190.3
Excess tax benefit from share-based payment arrangements	(1.9)	(0.7)	—
Share-based compensation	18.4	12.4	16.4
Deferred income taxes	14.2	(0.5)	2.0
Income of unconsolidated affiliated company	(1.9)	(1.7)	(3.1)
Cash dividends received from unconsolidated affiliated company	1.7	—	3.4
Non-cash impairment charge of discontinued operations	3.2	44.7	—
(Gain) loss on sale of property and equipment	(1.9)	(0.6)	0.6
Net facility consolidation and other costs	—	—	(15.5)
Gain on divestitures	—	(9.3)	(5.5)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	(3.3)	(63.9)	0.7
Inventories	16.0	(48.0)	(0.4)
Prepaid expenses and other current assets	5.3	(8.6)	10.5
Accounts payable	77.5	(7.6)	(9.6)
Employee-related liabilities	8.8	7.5	(4.6)
Accrued income and other taxes	17.1	(3.7)	(2.9)
Other current liabilities	3.5	(25.9)	(0.1)
Other liabilities and deferred credits	6.0	(0.2)	(17.2)
Deferred charges and other assets	(7.7)	(17.5)	(4.4)
Net cash provided by operating activities	552.4	248.1	373.2

Cash flows from investing activities:
Additions to property and equipment	(219.4)	(185.2)	(139.8)
Business acquisitions and adjustments, net of cash acquired	(66.4)	—	(59.7)
Proceeds from sales of property and equipment	9.6	10.1	13.7
Proceeds from divestitures	13.6	215.6	30.0
Net cash (used in) provided by investing activities	(262.6)	40.5	(155.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2.0	199.4	—
Repayment of long-term debt	(0.9)	(400.2)	(7.4)
Net borrowing of commercial paper	12.2	76.8	35.1
Net (repayment) borrowing of short-term debt	(9.6)	21.1	(14.3)
Cash dividends paid to shareholders	(109.7)	(108.4)	(107.5)
Common stock purchased for the treasury	(150.1)	(152.1)	(77.3)
Deferred payments for business acquisitions	(4.3)	(6.6)	—
Excess tax benefit from share-based payment arrangements	1.9	0.7	—
Stock incentive programs and related withholdings	(6.8)	(1.5)	(13.3)
Net cash used in financing activities	(265.3)	(370.8)	(184.7)

Effect of exchange rates on cash and cash equivalents	(12.4)	(12.4)	(5.1)

Net increase (decrease) in cash and cash equivalents	12.1	(94.6)	27.6
Cash and cash equivalents balance at beginning of year	47.1	141.7	114.1

Cash and cash equivalents balance at end of year	$59.2	$47.1	$141.7

Interest paid during the year	$48.5	$68.4	$66.5
Income taxes paid during the year	$84.7	$134.8	$121.9

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance as of December 31, 2012	$12.7	$545.4	$1,900.9	$(112.9)	$(705.2)	$1,640.9

Net income			212.6			212.6
Other comprehensive income				14.2		14.2
Cash dividends declared on common stock			(108.4)			(108.4)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(13.4)				(13.3)
Tax shortfall expense from share-based compensation arrangements		(0.3)				(0.3)
Share-based compensation		16.4				16.4
Purchase of 2.0 shares of common stock for the treasury					(77.3)	(77.3)
Balance as of December 31, 2013	12.8	548.1	2,005.1	(98.7)	(782.5)	1,684.8

Net income			191.1			191.1
Other comprehensive loss				(193.0)		(193.0)
Cash dividends declared on common stock			(109.4)			(109.4)
Stock incentive programs and related tax withholdings (0.1 shares)		(1.5)				(1.5)
Excess tax benefit from share-based compensation arrangements		0.7				0.7
Share-based compensation		12.4				12.4
Purchase of 3.8 shares of common stock for the treasury					(152.1)	(152.1)
Balance as of December 31, 2014	12.8	559.7	2,086.8	(291.7)	(934.6)	1,433.0

Net income			239.3			239.3
Other comprehensive loss				(218.2)		(218.2)
Cash dividends declared on common stock			(110.1)			(110.1)
Stock incentive programs and related tax withholdings (0.2 shares)		(6.8)				(6.8)
Excess tax benefit from share-based compensation arrangements		1.9				1.9
Share-based compensation		18.4				18.4
Purchase of 3.3 shares of common stock for the treasury					(150.1)	(150.1)
Balance as of December 31, 2015	$12.8	$573.2	$2,216.0	$(509.9)	$(1,084.7)	$1,207.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION

Bemis Company, Inc. (the "Company"), a Missouri corporation, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc.  Based in Neenah, Wisconsin, at December 31, 2015, the Company employed approximately 17,500 individuals and had 61 manufacturing facilities.  The Company manufactures and sells packaging products globally.

The Company’s business activities are organized around its two business segments, U.S. Packaging (67 percent of 2015 net sales) and Global Packaging (33 percent).  The Company’s packaging businesses have a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The primary markets for the Company’s products are in the food industry, which accounted for approximately 80 percent of net sales in 2015.  The Company’s packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, construction, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Balance sheet reclassification: As noted in Note 3 - New Accounting Guidance, the Company early adopted new guidance related to the presentation of debt issuance costs.

Additionally, during the first half of 2015 the Company revised certain internal working capital metrics and goals. To align external reporting with these metrics, the Company has reclassified certain amounts from "Accounts receivable, net" to "Prepaid expenses and other current assets" and from "Accounts payable" to "Employee-related liabilities" (see table below). Included within the amounts reclassified from "Accounts receivable, net" were vendor rebates, value-added taxes, and other non-trade receivables that included divestiture-related receivables. The Company also renamed "Accounts receivable, net" to "Trade receivables", and "Accrued salaries and wages" to "Employee-related liabilities" to provide more clarity. These changes had no impact to operating cash flow.

(in millions)	December 31, 2014 (As reported)	Reclassification	December 31, 2014 (As reclassified)
Trade receivables	$566.1	$(69.8)	$496.3
Prepaid expenses and other current assets	98.8	69.8	168.6
Deferred charges and other assets	52.7	(4.3)	48.4
Accounts payable	272.4	(4.2)	268.2
Employee-related liabilities	86.6	4.2	90.8
Long-term debt	1,315.9	(4.3)	1,311.6

Discontinued operations presentation: The consolidated statement of income and related notes reflects our Pressure Sensitive Materials business as a discontinued operation (see Note 6 — Divestitures). The consolidated statement of cash flows for all periods includes both continuing and discontinued operations.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $1.9 million, $1.7 million, and $3.1 million in 2015, 2014, and 2013, respectively, included in other operating income on the accompanying consolidated statement of income.  Investments in joint ventures of $5.4 million and $8.0 million as of December 31, 2015 and 2014, respectively, are included in deferred charges and other assets on the accompanying consolidated balance sheet.

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

 Translation of foreign currencies:  The Company considers the local currency to be the functional currency for substantially all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive loss in shareholders’ equity.  Foreign currency transaction losses of $1.4 million, $3.5 million, and $2.6 million in 2015, 2014, and 2013, respectively, are included as a component of other operating income.  There were no foreign currency transaction losses recorded within non-operating income in 2015, 2014 or 2013.

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

Research and development:  Research and development expenditures are expensed as incurred.

Restructuring (including facility consolidation) costs:  Restructuring costs are recognized when the liability is incurred.  The Company calculates severance obligations based on its standard customary practices.  Accordingly, the Company records provisions for severance when probable and estimable and the Company has committed to the restructuring plan.  In the absence of a standard customary practice or established local practice for locations outside the U.S., liabilities for severance are recognized when incurred.  If fixed assets are to be disposed of as a result of the Company’s restructuring efforts, the assets are written off when the Company commits to dispose of them and they are no longer in use.  Depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used.  Other restructuring costs, including costs to relocate equipment, are generally recorded as the service is provided.

Cash and cash equivalents:  The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents include certificates of deposit that can be readily liquidated without penalty at the Company’s option.  Cash equivalents are carried at cost which approximates fair market value.

Trade receivables:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments.  When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to allowance for doubtful accounts.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to trade receivables.  Trade receivables are presented net of an allowance for doubtful accounts of $18.0 million and $21.0 million at December 31, 2015 and 2014, respectively.

The Company enters into supply chain financing programs from time to time to sell trade receivables without recourse to third-party financial institutions.  Sales of trade receivables are reflected as a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. During the year ended December 31, 2015, the Company sold without recourse trade receivables representing approximately ten percent of net sales, and the associated discount on sale of trade receivables was insignificant.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized at December 31, as follows:

(in millions)	2015	2014
Raw materials and supplies	$169.3	$193.9
Work in process and finished goods	356.6	381.9
Total inventories	$525.9	$575.8

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-16 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $144.2 million, $154.6 million, and $162.2 million for 2015, 2014, and 2013, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.  Interest costs, which are capitalized during the construction of major capital projects, totaled $0.4 million in 2015, $0.2 million in 2014, and $0.3 million in 2013.

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

The Company is in the process of developing and implementing a new Enterprise Resource Planning ("ERP") system.  Certain costs incurred during the application development stage have been capitalized in accordance with authoritative accounting guidance related to accounting for costs of computer software developed or obtained for internal use.  The net book value of capitalized costs for this new ERP system were approximately $65.7 million and $69.9 million as of December 31, 2015 and 2014, respectively. These costs are being amortized over the system’s estimated useful life as the ERP system is placed in service.

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
The annual impairment test indicated no impairment for the years ended December 31, 2015, 2014, or 2013, nor does the Company have any accumulated impairment losses.

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

Other liabilities and deferred credits:  Other liabilities and deferred credits balances include non-current pension and other postretirement liability amounts of $99.8 million and $102.4 million at December 31, 2015 and 2014, respectively.

Treasury stock:  Treasury stock purchases are stated at cost and presented as a separate reduction of shareholders’ equity.  During 2015, the Company purchased 3.3 million shares of common stock in the open market for $150.1 million. During 2014, the Company purchased 3.8 million shares of common stock in the open market for $152.1 million.  During 2013, the Company purchased $2.0 million shares of common stock in the open market for $77.3 million.  At December 31, 2015, approximately 3.4 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors in 2014.

Note 3 — NEW ACCOUNTING GUIDANCE

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The guidance is required to be applied by the Company in the first quarter of 2017, but early adoption is permitted. The guidance was adopted early and will be applied prospectively. This change resulted in a $61.0 million reclassification from "Prepaid expenses and other current assets" to "Deferred taxes" during 2015.

In September 2015, the FASB issued guidance that eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is required to be applied by the Company in 2016, but early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued guidance that simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities already calculate net realizable value when applying today’s lower of cost or market guidance, and the new guidance does not change that calculation. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. The guidance is required to be applied by the Company in the first quarter of 2017, but early adoption is permitted. The guidance was early adopted and did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued guidance on the recognition of fees paid by a customer for cloud computing arrangements. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is required to be applied by the Company in the first quarter of 2016. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn't be incurred and present those amounts separately as deferred charges. The new guidance requires the discount or premium resulting from the difference between the net proceeds received upon debt issuance and the amount payable at maturity to be presented as a direct deduction from or an addition to the face amount of the debt. The guidance was early adopted as noted in Note 2.

In May 2014, the FASB issued new guidance which supersedes current revenue recognition requirements.  This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB voted to defer for one year the effective date of the new revenue standard. The guidance is required to be applied by the Company in the first quarter of fiscal 2018 using one of two retrospective applications methods. The FASB also decided to permit entities to early adopt the standard. The Company is currently evaluating the application methods and the impact of this new statement on the Company's consolidated financial statements.

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

Note 4— FACILITY CONSOLIDATION AND OTHER COSTS

2011 Program

During the fourth quarter of 2011, the Company initiated a facility consolidation and other costs program (“2011 Program”) to improve efficiencies and reduce fixed costs.  As a part of this program, the Company announced the closure of five facilities. As of December 31, 2013, manufacturing operations had ceased at all of these manufacturing facilities.  Most of the production from these five facilities was transferred to other facilities.  The total 2011 Program costs were $97.2 million, including $33.4 million in employee costs, $34.7 million in fixed asset accelerated depreciation and write-downs, and $29.1 million in other facility consolidation costs.  These amounts exclude any potential gain to be recognized on the sale of property. The 2011 Program costs by reportable segment follow:

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

       Cash payments for these facility consolidation programs in 2013 and 2012 totaled $51.6 million and $35.2 million, respectively.  Cash payments in 2013 were net of proceeds of $9.8 million received for the sale of property and equipment. Cash payments in 2014 were minimal, and exclude the impact of proceeds on sale of property. The costs related to facility consolidation activities have been recorded on the consolidated statement of income as restructuring and acquisition-related costs.

Note 5 — ACQUISITIONS

Emplal Participações S.A.

On December 1, 2015, Bemis acquired the rigid plastic packaging operations of Emplal Participações S.A. ("Emplal"), a privately-owned Brazilian manufacturer of plastic packaging for food and consumer applications. The acquisition supports the Company's growth strategy to expand in markets that fit the Company's strengths and capabilities. The cash purchase price was $67.0 million. The allocation of the purchase price resulted in approximately $44.9 million of goodwill for the Global Packaging segment, which is expected to be tax deductible. The fair value and weighted average useful life that has been assigned to the acquired identifiable intangible asset of this acquisition is:

(in millions, except useful life)	Fair Value	Weighted Average Useful Life (years)
Customer relationships	$4.5	10

The fair value of assets and liabilities acquired was $145.8 million and $78.8 million, respectively. Deferred charges and other assets include an adjustment of approximately $16.9 million to record assets related to the indemnity provisions of the sale and purchase agreement, and are primarily related to tax matters. Pro forma financial information and allocation of the purchase price are not presented as the effects of this acquisition are not material to the Company's results of operations or financial position.

Foshan New Changsheng Plastics Films

On July 1, 2013, Bemis acquired Foshan New Changsheng Plastics Films Co., LTD ("Foshan"), a specialty film manufacturer located in Foshan, China. Foshan is a supplier to the Company's food packaging plant in Dongguan, China and other specialty film product customers. The acquisition of this film platform is expected to provide cost and logistics benefits to support the Company's broader Asia-Pacific growth strategy. The original cash purchase price was $75.6 million, with payments of $65.3 million, $6.6 million, and $4.3 million occurring in 2013, 2014, and 2015, respectively. The allocation of the purchase price resulted in approximately $47.4 million of goodwill for the Global Packaging segment, none of which is expected to be tax deductible. The fair values and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are:

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

Note 6 — DIVESTITURES AND PLANT CLOSURES

Bemis Healthcare Packaging Plant Closure

In January 2015, the Company announced that it would close a plant in Philadelphia, Pennsylvania, one of its healthcare packaging facilities. Production from this facility was transferred to other healthcare facilities throughout the year. During the twelve months ended December 31, 2015, plant closure costs of $7.8 million were recorded. These costs were recorded within restructuring and acquisition-related costs and included the Company's best estimate of a withdrawal liability for a multi-employer pension plan settlement. Operations ceased at this location in January 2016. The majority of approximately $7 million of cash payments are expected in 2016.

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
The following table summarizes the results of the Pressure Sensitive Materials business, reclassified as discontinued operations for the twelve month periods ended December 31, 2015, 2014, and 2013:

	Twelve Months Ended
	December 31,
(in millions)	2015	2014	2013
Net sales	$—	$480.9	$553.2

(Loss) income from discontinued operations before income taxes	$(3.7)	$(39.4)	$30.6
(Benefit) provision for income taxes on discontinued operations	(1.1)	8.6	10.5
(Loss) income from discontinued operations, net of tax	$(2.6)	$(48.0)	$20.1

Loss from discontinued operations in 2015 resulted from additional impairment charges, net of tax, reflecting finalization of post-closing adjustments. Loss from discontinued operations in 2014 includes the operating results of the Pressure Sensitive Materials business, goodwill impairment charges, direct transaction costs associated with the divestiture, plant closure costs associated with the Stow, Ohio plant, and the associated income tax effects of these items.
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

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2015 and 2014, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data. The carrying values and estimated fair values of long-term debt at December 31, 2015 and 2014 follow:

	December 31, 2015		December 31, 2014
	Carrying	Fair Value	Carrying	Fair Value
(in millions)	Value	(Level 2)	Value	(Level 2)
Total long-term debt	$1,353.9	$1,421.6	$1,311.6	$1,410.9

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

	Fair Value As of	Fair Value As of
	December 31, 2015	December 31, 2014
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset position	$5.2	$1.0

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to major Western European currencies for the Company’s European operations, the U.S. dollar for the Company’s Brazilian operations, and the U.S. and Australian dollars for the Company’s New Zealand and Australian operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2015, and 2014, the Company had outstanding forward exchange contracts with notional amounts aggregating $3.8 million and $2.3 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at December 31, 2015 and 2014 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	December 31, 2015	December 31, 2014
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$5.2	$1.0

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
(in millions)	Income Statement Location	2015	2014	2013
Designated as hedges
Interest rate swaps	Interest expense	$7.2	$8.2	$8.1
Not designated as hedges
Forward exchange contracts	Other operating income	0.7	(0.4)	0.1
Total		$7.9	$7.8	$8.2

Note 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Discontinued Operations	Total
Reported balance at December 31, 2013	$632.3	$367.3	$52.6	$1,052.2
Reclassification	12.8	(12.8)	—	—
Non-cash impairment charge of discontinued operations	—	—	(44.7)	(44.7)
Divestitures	(10.1)	—	(7.8)	(17.9)
Currency translation	(1.0)	(25.4)	(0.1)	(26.5)
Reported balance at December 31, 2014	634.0	329.1	—	963.1
Acquisition	—	44.9	—	44.9
Currency translation	(1.9)	(56.6)	—	(58.5)
Reported balance at December 31, 2015	$632.1	$317.4	$—	$949.5

The components of amortized intangible assets follow:

	December 31, 2015		December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$10.0	$(1.2)	$10.7	$(1.2)
Technology based	79.6	(47.5)	81.0	(43.9)
Marketing related	12.7	(7.8)	16.3	(9.1)
Customer based	180.4	(76.4)	188.4	(73.6)
Reported balance	$282.7	$(132.9)	$296.4	$(127.8)

Amortization expense for intangible assets during 2015, 2014, and 2013 was $14.3 million, $15.4 million, and $15.5 million, respectively.  Estimated annual amortization expense is $14.5 million for 2016, $14.4 million for 2017 and 2018, $14.2 million for 2019, and $12.8 million for 2020.

     The Company recorded an impairment at September 30, 2014 to adjust the Pressure Sensitive Materials net assets to fair value less costs to sell. The Company completed its annual impairment tests in the fourth quarter of 2015 with no other indications of impairment of goodwill found.  The Company does not have any accumulated impairment losses.

Note 10 — PENSION PLANS

Total defined benefit, defined contribution, and multiemployer plan pension expense in 2015, 2014, and 2013 was $41.2 million, $37.2 million, and $53.2 million, respectively.

The Company sponsors a 401(k) savings plan (a defined contribution plan) for substantially all U.S. employees.  Through December 31, 2013, the Company contributed $0.50 for every pre-tax $1.00 an employee contributed on the first two percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributed on the next six percent of eligible compensation for the plans that include a company match.  Effective January 1, 2014 the Company contributes $0.50 for every pre-tax $1.00 an employee contributes on the first four percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributes on the next four percent of eligible compensation for the plans that include a company match. The Company contributions are invested in Company stock and are fully vested after three years of service.  Total Company contributions for 2015, 2014, and 2013 were $10.2 million, $10.6 million, and $9.0 million, respectively.

Effective January 1, 2006, the Company’s U.S. defined benefit pension plans were amended for approximately two-thirds of the participant population, and effective January 1, 2014, two of the Company's three U.S. defined benefit plans were frozen. Further benefit accruals for all persons entitled to benefits under these two plans were frozen as of December 31, 2013. For those employees impacted, future pension benefits were replaced with the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which is subject to achievement of certain financial performance goals of the Company.  Total contribution expense for BIPSP and other defined contribution plans (including a multiemployer defined contribution plan) was $20.0 million in 2015, $16.5 million in 2014, and $18.9 million in 2013.  As of December 31 2015, a defined benefit multiemployer plan covered employees at one manufacturing location and provided for contributions to a union administered defined benefit pension plan. Amounts contributed to the multiemployer plans in 2015, 2014, and 2013 totaled $0.1 million, $0.7 million, and $1.0 million, respectively (refer to Note 12 - Multiemployer Defined Benefit Pension Plans).

 The Company’s defined benefit pension plans continue to cover a number of U.S. hourly employees, and the non-U.S. defined benefit plans cover select employees at various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In 2014, the Society of Actuaries released updated mortality tables and a mortality projection scale for measurement of retirement program obligations in the U.S. The Company adopted these tables in measuring defined benefit plan liabilities in 2014. In 2015, the Society of Actuaries published a new mortality projection scale which was used in conjunction with 2014 mortality tables in measuring defined benefit plan liabilities in 2015. In addition, the Company also sponsors an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law and increased benefits to reflect a service adjustment factor.

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2015, 2014, and 2013:

(in millions)	2015	2014	2013
Service cost - benefits earned during the year	$7.8	$7.5	$14.0
Interest cost on projected benefit obligation	32.6	34.0	32.5
Expected return on plan assets	(50.7)	(47.9)	(48.1)
Settlement loss	0.1	1.8	0.4
Curtailment loss (gain)	—	0.6	(0.4)
Amortization of unrecognized transition obligation	0.1	0.2	0.2
Amortization of prior service cost	0.9	1.4	1.8
Recognized actuarial net loss	20.1	11.8	23.9
Net periodic pension cost	$10.9	$9.4	$24.3

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2015 and 2014, were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$774.6	$641.4	$65.9	$83.4
Service cost	6.1	4.9	1.7	2.6
Interest cost	30.3	30.7	2.3	3.3
Participant contributions	—	—	0.2	0.3
Plan amendments	1.2	0.1	—	—
Plan settlements	—	—	—	(0.7)
Plan curtailments	—	(0.5)	—	(0.4)
Benefits paid	(34.1)	(36.0)	(2.2)	(4.0)
Actuarial (gain) loss	(27.7)	134.0	(5.8)	8.4
Divestitures	—	—	—	(21.1)
Foreign currency exchange rate changes	—	—	(4.8)	(5.9)
Benefit obligation at the end of the year	$750.4	$774.6	$57.3	$65.9

Accumulated benefit obligation at the end of the year	$750.4	$774.6	$51.7	$58.5

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2015	2014	2015	2014
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$685.7	$627.2	$57.2	$67.2
Actual return on plan assets	(11.6)	88.6	1.5	4.0
Employer contributions	1.3	5.9	1.6	4.9
Participant contributions	—	—	0.2	0.3
Plan settlements	—	—	—	(0.7)
Divestitures	—	—	—	(9.9)
Benefits paid	(34.1)	(36.0)	(2.2)	(4.0)
Foreign currency exchange rate changes	—	—	(4.1)	(4.6)
Fair value of plan assets at the end of the year	$641.3	$685.7	$54.2	$57.2

Unfunded status at year end:	$(109.1)	$(88.9)	$(3.1)	$(8.7)

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2015	2014	2015	2014
Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$—	$—	$1.9	$—
Accrued benefit liability, current	(19.2)	(1.6)	(0.4)	(0.2)
Accrued benefit liability, non-current	(89.9)	(87.3)	(4.6)	(8.5)
Sub-total	(109.1)	(88.9)	(3.1)	(8.7)
Deferred tax asset	89.7	85.1	1.3	2.6
Accumulated other comprehensive loss	142.0	134.7	4.5	8.4
Net amount related to pension plans	$122.6	$130.9	$2.7	$2.3

Accumulated other comprehensive loss related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2015	2014	2015	2014
Unrecognized net actuarial losses	$227.3	$215.7	$5.4	$10.4
Unrecognized net prior service costs	4.4	4.1	0.1	0.1
Unrecognized net transition costs	—	—	0.3	0.5
Tax benefit	(89.7)	(85.1)	(1.3)	(2.6)
Accumulated other comprehensive loss, end of year	$142.0	$134.7	$4.5	$8.4

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2016 are as follows:

		Non-U.S.
(in millions)	U.S. Pension Plans	Pension Plans
Net actuarial losses	$14.5	$(0.1)
Net prior service costs	0.8	—
Total	$15.3	$(0.1)

The accumulated benefit obligation for all defined benefit pension plans was $802.1 million and $833.1 million at December 31, 2015 and 2014, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2015 and 2014.

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$750.4	$774.6	$17.2	$65.9	$750.4	$774.6	$11.7	$13.7
Accumulated benefit obligation	750.4	774.6	14.1	58.5	750.4	774.6	10.4	11.9
Fair value of plan assets	641.3	685.7	12.2	57.2	641.3	685.7	7.5	8.2

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax purposes.  The employer contributions for the years ended December 31, 2015 and 2014, were $2.9 million and $10.8 million, respectively.  Total expected cash contributions for 2016 are $20.6 million which are expected to satisfy plan and regulatory funding requirements.

For the years ended December 31, 2015 and 2014, the U.S. pension plans represented approximately 92 percent and 92 percent, respectively, of the Company’s total plan assets and approximately 93 percent and 92 percent, respectively, of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans are separately presented and discussed below.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Weighted-average discount rate	4.25%	4.00%	3.96%	3.67%
Rate of increase in future compensation levels	—	—	3.71%	3.66%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2015	2014	2013	2015	2014	2013
Weighted-average discount rate	4.00%	4.89%	4.13%	3.67%	4.25%	3.89%
Expected return on plan assets	7.50%	7.50%	8.00%	6.00%	5.78%	6.01%
Rate of increase in future compensation levels	—	—	3.75%	3.66%	3.93%	3.79%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	U.S. Pension Plans	Non-U.S. Pension Plans
2016	$53.6	$5.4
2017	37.1	1.5
2018	38.4	1.4
2019	41.4	1.7
2020	41.7	1.5
Years 2021-2025	220.5	11.7

The Pension Investment Committee appointed by the Company’s Board of Directors is responsible for overseeing the investments of the pension plans.  The overall investment strategy is to achieve a long-term rate of return that maintains an adequate funded ratio and minimizes the need for future contributions through diversification of asset types, investment strategies, and investment managers.  A target asset allocation policy is used to balance investments in equity securities with investments in fixed income securities.  Beginning in 2013, the Company adopted a liability responsive asset allocation policy that becomes more conservative as the funded status of the plans improve. The majority of pension plan assets relate to U.S. plans and the target allocation is currently to invest approximately 65 percent in long credit fixed income securities and approximately 35 percent in return seeking funds. Equity securities primarily include investments in diversified portfolios of domestic large cap and small cap companies.  Fixed income securities include diversified investments across a broad spectrum of primarily investment-grade debt securities. To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations.  Using the Company’s 2016 target asset allocation based on a liability responsive asset allocation, the Company’s outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, the Company has determined these assumptions to be reasonable.

The pension plan assets measured at fair value at December 31, 2015 and 2014 follow:

	2015
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$18.8	$8.8	$—	$—	$—	$—
Corporate debt securities	—	235.5	—	—	—	—
U.S. government debt securities	2.5	—	—	—	—	—
State and municipal debt securities	—	42.0	—	—	—	—
Corporate common stock	151.9	16.2	—	—	—	—
Registered investment company funds	10.6	144.9	—	44.9	—	—
Common trust funds	—	10.1	—	—	4.0	—
General insurance account	—	—	—	—	—	5.3
Balance at December 31, 2015	$183.8	$457.5	$—	$44.9	$4.0	$5.3

	2014
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12.8	$6.7	$—	$—	$—	$—
Corporate debt securities	—	243.6	—	—	—	—
U.S. government debt securities	1.1	—	—	—	—	—
State and municipal debt securities	—	48.6	—	—	—	—
Corporate common stock	144.7	15.6	—	—	—	—
Registered investment company funds	11.1	151.1	—	46.7	—	—
Common trust funds	—	50.4	—	—	5.0	—
General insurance account	—	—	—	—	—	5.5
Balance at December 31, 2014	$169.7	$516.0	$—	$46.7	$5.0	$5.5

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

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 follows:

(in millions)	General Insurance Account
Fair value of plan assets at December 31, 2013	$17.6
Actual return on plan assets	(0.8)
Purchases, sales and settlements, net	(0.2)
Divestiture	(9.9)
Foreign currency exchange rate changes	(1.2)
Fair value of plan assets at December 31, 2014	5.5
Actual return on plan assets	0.3
Purchases, sales and settlements, net	—
Foreign currency exchange rate changes	(0.5)
Fair value of plan assets at December 31, 2015	$5.3

Note 11 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several defined postretirement benefit plans that cover a majority of salaried and a portion of nonunion hourly employees.  These plans provide healthcare benefits and, in some instances, provide life insurance benefits.  Postretirement health care plans are contributory, with retiree contributions adjusted annually.  Further benefit accruals for all persons entitled to benefits under these plans were frozen as of March 31, 2014. The Company recorded a plan curtailment gain of $3.0 million related to the amendments in 2014. Life insurance plans are noncontributory.

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2015, 2014, and 2013:

(in millions)	2015	2014	2013
Service cost - benefits earned during the year	$—	$0.1	$0.3
Interest cost on accumulated postretirement benefit obligation	0.3	0.3	0.4
Amortization of prior service credit	—	(0.2)	(0.6)
Recognized actuarial net gain	(0.3)	(0.3)	(0.3)
Curtailment gain	—	(3.6)	—
Net periodic postretirement benefit income	$—	$(3.7)	$(0.2)

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2015 and 2014, are as follows:

(in millions)	2015	2014
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$7.1	$7.9
Service cost	—	0.1
Interest cost	0.3	0.3
Participant contributions	0.8	0.7
Plan curtailment gain	—	(1.4)
Actuarial (gain) loss	(1.0)	0.7
Benefits paid	(1.5)	(1.2)
Benefit obligation at the end of the year	$5.7	$7.1

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$—	$—
Participant contributions	0.8	0.7
Employer contributions	0.7	0.5
Benefits paid	(1.5)	(1.2)
Fair value of plan assets at the end of the year	$—	$—

Unfunded status at year end:	$(5.7)	$(7.1)

(in millions)	2015	2014
Amount recognized in consolidated balance sheet consists of:
Accrued benefit liability, current	$(0.4)	$(0.5)
Accrued benefit liability, non-current	(5.3)	(6.6)
Sub-total	(5.7)	(7.1)
Deferred tax liability	(2.0)	(1.7)
Accumulated other comprehensive income	(3.1)	(2.7)
Net amount related to postretirement benefit plans	$(10.8)	$(11.5)

Accumulated other comprehensive income related to other postretirement benefit plans is as follows:

(in millions)	2015	2014
Unrecognized net actuarial gains	$(5.1)	$(4.4)
Tax expense	2.0	1.7
Accumulated other comprehensive income, end of year	$(3.1)	$(2.7)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2016 are as follows:

(in millions)
Net actuarial gains	$0.4

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	Benefit Payments
2016	$0.5
2017	0.5
2018	0.5
2019	0.4
2020	0.4
Years 2021 - 2025	2.3

The employer contributions for the years ended December 31, 2015 and 2014 were $0.7 million and $0.5 million, respectively.  The expected contribution for 2016 is $0.5 million which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 7.5 percent for 2015 and 7.5 percent for 2014; each year's estimated rate was assumed to decrease 0.25 percent annually to 5.0 percent and remain at that level thereafter.  A one-percentage point change in assumed health care trends would have a nominal effect on both the total of service and interest cost components for 2015 and the post retirement benefit obligations at December 31, 2015.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates used to determine the actuarial present value of the net postretirement projected benefit obligation for the years ended December 31, 2015 and 2014 were 4.25 percent and 4.00 percent, respectively.  The weighted-average discount rates used to determine the net postretirement benefit cost was 4.00 percent, 4.62 percent, and 4.00 percent for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 12 — MULTIEMPLOYER DEFINED BENEFIT PENSION PLANS

As of December 31, 2015, the Company contributes to one multiemployer defined benefit pension plan under the terms contained in a collective bargaining agreement.  The risks of participating in multiemployer plans are different from single-employer plans in the following aspects:

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

In 2014, the Company settled and paid a withdrawal liability for the withdrawal from the Central States Southeast and Southwest Areas Pension Fund as part of a Pressure Sensitive Materials plant closure (refer to Note 6 - Divestiture). The Company recorded charges related to the withdrawal from the GCIU - Employer Retirement Fund as part of its facility consolidation activities in the years ended December 31, 2013, 2012, and 2011. In December 2013, the Company settled with the GCIU and paid the withdrawal liability in full.

The Company’s participation in these plans for the annual periods ended December 31, 2015, 2014, and 2013 is outlined in the table below.

									Expiration
Multiemployer		Pension Protection		FIP/RP	Company Contributions				Date of
Pension	EIN/Pension	Act Zone Status		Status	(in millions)			Surcharge	Bargaining
Fund	Plan Number	2015	2014	Implemented	2015	2014	2013	Imposed	Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	N/A	Red	N/A	$—	$0.6	$0.9	N/A	Withdrawn (a)

Warehouse Employees Local 169 & Employers Joint Pension Fund	23-6230368/001	Red	Red	Yes	0.1	0.1	0.1	Yes	5/31/2017

GCIU — Employer Retirement Fund	91-6024903/001	N/A	N/A	N/A	—	—	—	N/A	Withdrawn (b)
					$0.1	$0.7	$1.0

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

The “EIN Number” column provides the Employer Identification Number (EIN).  The most recent Pension Protection Act (PPA) zone status available in 2015 and 2014 is for the plan’s year-end at December 31, 2014 and December 31, 2013, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Implemented” column indicates plans for which a Financial Improvement Plan (FIP) or a Rehabilitation Plan (RP) has been implemented.

Note 13 — STOCK INCENTIVE PLANS

In 2014, the Company adopted the 2014 Stock Incentive Plan, which replaced the 2007 Stock Incentive Plan. The 2014 Stock Incentive Plan provides for the issuance of up to 3,282,170 shares of common stock to certain employees and other service providers. The number of shares available under the 2014 Stock Incentive Plan represented the number of shares that were remaining available for issuance under the 2007 Stock Incentive Plan when the new plan was adopted as no further awards would be made under the prior plan. As of December 31, 2015, 3,078,025 shares were available for future grants under the 2014 Stock Incentive Plan.  Shares subject to awards that are forfeited by an employee under the 2014 Stock Incentive Plan or the 2007 Stock Incentive Plan become available for future grants under the 2014 Stock Incentive Plan. Distribution of stock awards is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the stock award grant to an employee.  Stock awards for directors vest immediately.  All other stock awards granted under the plans are subject to restrictions as to continuous employment, except in the case of death, permanent disability, retirement or change in control.

Total compensation expense related to stock incentive plans was $18.4 million in 2015, $14.0 million in 2014, and $15.9 million in 2013. As of December 31, 2015, the unrecorded compensation cost for stock awards was $17.2 million and will be recognized over the remaining vesting period for each grant which ranges between 2016 and 2017.  The remaining weighted-average life of all stock awards outstanding as of December 31, 2015 was 0.67 years.  These awards are considered equity-based awards and are therefore classified as a component of additional paid-in capital.

In addition, cash payments are made during the vesting period on the outstanding stock awards granted prior to January 1, 2010, equal to the dividend on the Company’s common stock.  Cash payments equal to dividends on awards made on or after January 1, 2010, will be distributed at the same time as the shares of common stock to which they relate.

Time-Based Stock Awards
The cost of time-based stock awards is based on the fair market value of the Company's common stock on the date of grant and is charged to income on a straight-line basis over the requisite service period. The per share fair value of time-based stock awards granted during the years ended December 31, 2015, 2014 and 2013 was $45.18, $40.65, and $33.75, respectively.

Performance-Based Stock Awards
Certain officers and key employees are also eligible to receive performance-based stock awards. Grantees of performance-based awards will be eligible to receive shares of the Company's common stock depending upon the Company's total shareholder return, assuming reinvestment of all dividends, relative to the performance of the Company's comparator group over a three-year period. The per share fair value of performance-based awards granted during the years ended December 31, 2015, 2014 and 2013 was $53.14, $46.42, and $36.98, respectively, which the Company determined using a Monte Carlo simulation and the following assumptions:

	2015	2014	2013
Average risk-free interest rate	1.07%	0.76%	0.37%
Expected volatility (Bemis Company, Inc.)	15.1%	19.7%	21.9%

The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected volatilities were determined using daily historical volatility for the most recent three-year period as of the grant date. In 2016, there was a 93.7 percent payout of 2013 awards, and the balance was canceled. In 2015, there was a 59.5 percent payout of 2012 awards, and the balance was canceled. In 2014, there was no payout of 2011 awards and they all were canceled.

The following table summarizes stock awards unit activity for the year ended December 31, 2015:

	Time-Based		Performance-Based
	Weighted-average grant date share value	Stock Awards (in thousands)	Weighted-average grant date share value	Stock Awards (in thousands)
Outstanding units granted at the beginning of the year	$33.13	1,526	$40.11	372
Units granted	45.18	309	53.14	92
Units paid (in shares)	33.55	(304)	34.99	(60)
Units canceled	35.16	(106)	39.94	(71)
Outstanding units granted at the end of the year	35.55	1,425	44.68	333

Note 14 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in millions)	2015	2014
Commercial paper payable through 2015	$329.5	$317.3
6.8% notes payable in 2019	400.0	400.0
4.5% notes payable in 2021	400.0	400.0
Notes payable in 2022	200.0	200.0
Other debt, including debt from subsidiaries	30.5	—
Interest rate swap of 2021 notes (See Note 8)	5.2	1.0
Unamortized discounts and debt issuance costs	(5.5)	(6.7)

Total debt	1,359.7	1,311.6
Less current portion	5.8	—
Total long-term debt	$1,353.9	$1,311.6

Commercial paper has been classified as long-term debt to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2015, was 0.8 percent.  The maximum amount of commercial paper outstanding during 2015 was $400.3 million, and the average outstanding during 2015 was $330.3 million.  The weighted-average interest rate during 2015 was 0.5 percent.

As of December 31, 2015, the Company had available from its banks a $1.1 billion revolving credit facility.  This credit facility is used principally as back-up for the Company’s commercial paper program and expires on August 12, 2018.  The revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of the Company’s international subsidiaries.

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

The scheduled maturities of the Company's long-term debt obligations for the next five years as of December 31, 2015, are as follows:

Year	Dollars (in millions)
2016	329.5
2017	20.0
2018	4.8
2019	402.0
2020	—

Commercial paper has been classified as long-term liabilities in accordance with the Company's ability and intent to refinance such obligations on a long-term basis. The Company was in compliance with all debt covenants throughout 2015.

Note 15 — LEASES

The Company has leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that generally expire at various times over the next 15 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $13.9 million in 2015, $13.3 million in 2014, and $14.3 million in 2013.

Minimum future obligations on leases in effect at December 31, 2015 were:

Operating
(in millions)	Leases
2016	$8.6
2017	7.7
2018	6.9
2019	5.3
2020	4.1
Thereafter	28.3
Total minimum obligations	$60.9

Note 16 — INCOME TAXES

(in millions)	2015	2014	2013
U.S. income before income taxes	$260.1	$255.3	$201.1
Non-U.S. income before income taxes	103.8	108.4	88.6
Income from continuing operations before income taxes	$363.9	$363.7	$289.7

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$71.8	$82.6	$59.7
Foreign	28.0	31.2	30.9
State and local	8.0	11.3	5.9
Total current tax expense	107.8	125.1	96.5
Deferred tax expense (benefit):
U.S. federal	11.5	1.0	13.9
Foreign	2.1	(0.7)	(14.8)
State and local	0.6	(0.8)	1.6
Total deferred tax expense (benefit)	14.2	(0.5)	0.7
Total income tax expense	$122.0	$124.6	$97.2

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(in millions)	2015	2014
Deferred Tax Assets:
Trade receivables, principally due to allowances for returns and doubtful accounts	$4.4	$5.5
Inventories, principally due to additional costs inventoried for tax purposes	19.8	24.1
Employee compensation and benefits accrued for financial reporting purposes	92.1	88.1
Foreign net operating losses	21.7	22.8
Foreign tax credits	24.1	25.0
Other	12.0	13.4
Total deferred tax assets	174.1	178.9
Less valuation allowance	(42.0)	(47.9)
Total deferred tax assets, after valuation allowance	$132.1	$131.0

(in millions)	2015	2014
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation, capitalized interest, and capitalized overhead	$123.1	$116.9
Goodwill and intangible assets, principally due to differences in amortization	177.6	172.1
Total deferred tax liabilities	300.7	289.0

Deferred tax liabilities, net	$168.6	$158.0

The net deferred tax liabilities are reflected in the balance sheet as follows:

(in millions)	2015	2014
Deferred tax assets (included in prepaid expense and other current assets)	$—	$61.0
Deferred charges and other assets	3.8	4.4
Deferred tax liabilities	172.4	223.4
Net deferred tax liabilities	$168.6	$158.0

In 2015, the Company early adopted guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The guidance will be applied prospectively. See Note 3 for additional information.

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2015		2014		2013
(dollars in millions)	Amount	% of Income Before Tax	Amount	% of Income Before Tax	Amount	% of Income Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$127.4	35.0%	$127.3	35.0%	$101.4	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	5.6	1.5	6.8	1.9	4.9	1.7
Foreign tax rate differential	(7.5)	(2.1)	(7.4)	(2.0)	(4.2)	(1.4)
Manufacturing tax benefits	(6.7)	(1.8)	(7.5)	(2.1)	(5.8)	(2.0)
Other	3.2	0.9	5.4	1.5	0.9	0.3
Actual income tax expense	$122.0	33.5%	$124.6	34.3%	$97.2	33.6%

In 2014 various foreign subsidiaries paid $170.0 million of dividends to the U.S. parent. These dividends, in addition to the divestiture of the Pressure Sensitive Materials business, resulted in an increase in the foreign tax credit carryover of $7.1 million. The Company placed a full valuation allowance against these credits.

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

As of December 31, 2015, the Company had foreign net operating loss carryovers of approximately $69.9 million that are available to offset future taxable income.  Approximately $28.1 million of the carryover expires over the period 2017-2033.  The remaining balance has no expiration.  In addition, the Company had $24.1 million of foreign tax credit carryover that is available to offset future tax.  This carryover expires over the period 2018-2024.

Current authoritative guidance issued by the Financial Accounting Standards Board ("FASB") requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company has, and continues to generate, both net operating losses and deferred tax assets in certain jurisdictions for which a valuation allowance is required.  The Company’s management determined that a valuation allowance of $42.0 million and $47.9 million against deferred tax assets primarily associated with the foreign net operating loss carryover and the foreign tax credit carryover was necessary at December 31, 2015 and 2014, respectively.

Provision has not been made for U.S. or additional foreign taxes on $257.6 million of undistributed earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.  It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

The Company had total unrecognized tax benefits of $30.7 million and $24.1 million for the years ended December 31, 2015 and 2014, respectively. The approximate amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods was $30.7 million and $24.1 million for the years ended December 31, 2015 and 2014, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2015	2014
Balance at beginning of year	$24.1	$21.4
Additions based on tax positions related to the current year	2.6	2.3
Additions for tax positions of prior years	11.5	3.2
Reductions for tax positions of prior years	(1.6)	(0.6)
Reductions due to a lapse of the statute of limitations	(4.7)	(1.7)
Settlements	(1.2)	(0.5)
Balance at end of year	$30.7	$24.1

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized $1.5 million of net tax benefit, $0.4 million of net tax benefit, and $1.0 million of net tax benefit related to interest and penalties during the years ended December 31, 2015, 2014, and 2013, respectively. The Company had approximately $11.8 million and $6.1 million accrued for interest and penalties, net of tax benefits, at December 31, 2015 and 2014, respectively.

As a result of acquisitions, the Company recorded $6.8 million of unrecognized tax benefits and $7.2 million of interest and penalties related to pre-acquisition tax positions. A corresponding asset related to the indemnity provisions has also been recorded for these amounts.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in an amount of up to $7.0 million, exclusive of currency movements, as a result of the resolution of positions taken on previously filed returns.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company's U.S. federal income tax returns prior to 2012 have been audited and settled.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2010 in the significant jurisdictions in which it operates.

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

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustment	Accumulated Other Comprehensive Loss
December 31, 2013	$(8.0)	$(90.7)	$(98.7)
Other comprehensive loss before reclassifications	(129.4)	(59.1)	(188.5)
Amounts reclassified from accumulated other comprehensive loss	(13.9)	9.4	(4.5)
Net current period other comprehensive loss	(143.3)	(49.7)	(193.0)
December 31, 2014	(151.3)	(140.4)	(291.7)
Other comprehensive loss before reclassifications	(215.2)	(15.9)	(231.1)
Amounts reclassified from accumulated other comprehensive loss	—	12.9	12.9
Net current period other comprehensive loss	(215.2)	(3.0)	(218.2)
December 31, 2015	$(366.5)	$(143.4)	$(509.9)

The following table summarizes amounts reclassified from accumulated other comprehensive loss:

	Twelve Months Ended December 31,
(in millions)	2015	2014
Pension costs	21.2	15.8
Tax benefit	(8.3)	(6.5)
Pension costs, net of tax	12.9	9.3

Other postretirement plans	—	(2.2)
Tax expense	—	0.8
Other postretirement plans, net of tax	—	(1.4)

Total	12.9	7.9

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $89.0 million and $85.9 million as of December 31, 2015 and 2014, respectively. Other comprehensive loss before reclassifications of $7.7 million ($4.8 million, net of tax) for the year ended December 31, 2014, related to remeasurement of other postretirement plans triggered by curtailment. Refer to Note 10 — Pension Plans for additional detail.

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

(in millions, except per share amounts)	2015	2014	2013
Numerator
Net income attributable to Bemis Company, Inc.	$239.3	$191.1	$212.6
Income allocated to participating securities	—	—	(0.2)
Net income available to common shareholders (1)	$239.3	$191.1	$212.4

Denominator
Weighted-average common shares outstanding — basic	96.7	100.2	102.9
Dilutive shares	1.2	1.0	1.0
Weighted-average common and common equivalent shares outstanding — diluted	97.9	101.2	103.9

Per common share income
Basic	$2.47	$1.91	$2.06
Diluted	$2.44	$1.89	$2.04

(1) Basic weighted-average common shares outstanding	96.7	100.2	102.9
Basic weighted-average common shares outstanding and participating securities	96.7	100.2	103.0
Percentage allocated to common shareholders	100.0%	100.0%	99.9%

Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.  There were no anti-dilutive stock awards outstanding at December 31, 2015. The excluded stock awards represented an aggregate of 0.3 million shares at December 31, 2014 and 2013.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at December 31, 2015 and 2014 was $5.6 million and $6.1 million, respectively. The Company made favorable adjustments of $0.6 million and $0.8 million in 2015 and 2014, respectively, based on current estimates of liability. All other costs for environmental remediation matters were immaterial, and were directly expensed to the income statement. There were no third party reimbursements for any of the years presented.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga, Ltda ("Dixie Toga") received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $9.8 million, translated to U.S. dollars at the December 31, 2015 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately twelve percent of the Company's sales in 2015. The Company primarily sells to Kraft Heinz in the U.S. Packaging segment.

Products produced within the U.S. and Global Packaging business segments service packaging applications for markets such as food, medical devices, personal care, agribusiness, chemicals, pet food, and consumer products.

A summary of the Company’s business activities reported by its two business segments follows:

Business Segments (in millions)	2015	2014	2013
Sales including intersegment sales:
U.S. Packaging	$2,772.8	$2,889.5	$3,013.1
Global Packaging	1,345.6	1,507.6	1,518.8

Intersegment sales:
U.S. Packaging	(25.3)	(28.8)	(28.5)
Global Packaging	(21.7)	(24.8)	(26.8)
Total net sales	$4,071.4	$4,343.5	$4,476.6

U.S. Packaging
Operating profit before restructuring and acquisition-related costs	$391.8	$375.8	$382.9
Restructuring and acquisition-related costs	—	—	(45.0)
Operating profit	391.8	375.8	337.9

Global Packaging
Operating profit before restructuring and acquisition-related costs	116.5	113.3	106.8
Restructuring and acquisition-related costs	(9.4)	—	(0.4)
Operating profit	107.1	113.3	106.4

Corporate
General corporate expenses	(89.3)	(81.4)	(94.1)

Operating income	409.6	407.7	350.2

Interest expense	51.7	60.8	68.2
Other non-operating income	(6.0)	(16.8)	(7.7)

Income from continuing operations before income taxes	$363.9	$363.7	$289.7

Business Segments (in millions)	2015	2014	2013
Total assets (1):
U.S. Packaging	$1,982.5	$1,977.9	$2,004.5
Global Packaging	1,291.5	1,345.3	1,413.3
Corporate assets (2)	215.8	287.6	376.2
Discontinued operations	—	—	311.6
Total	$3,489.8	$3,610.8	$4,105.6

Depreciation and amortization:
U.S. Packaging	$97.8	$96.3	$102.4
Global Packaging	47.7	62.1	63.6
Corporate	12.6	11.7	11.5
Total continuing operations	158.1	170.1	177.5
Discontinued operations	—	10.5	12.8
Total	$158.1	$180.6	$190.3

Additions to property and equipment:
U.S. Packaging	$127.5	$105.5	$80.8
Global Packaging	79.4	51.0	42.3
Corporate	12.5	23.8	9.2
Total continuing operations	219.4	180.3	132.3
Discontinued operations	—	4.9	7.5
Total	$219.4	$185.2	$139.8

Operations by geographic area (in millions)	2015	2014	2013
Net sales (3):
United States	$2,937.8	$3,040.8	$3,143.2
Brazil	442.5	581.5	629.6
Other Americas	273.5	273.2	299.8
Europe	233.9	258.8	245.4
Asia-Pacific	183.7	189.2	158.6
Total	$4,071.4	$4,343.5	$4,476.6

Long-lived assets (4):
United States	$897.4	$831.8	$901.5
Brazil	173.1	159.0	179.9
Other Americas	53.1	55.7	64.3
Europe	68.6	68.1	126.4
Asia-Pacific	75.6	72.4	74.3
Total	$1,267.8	$1,187.0	$1,346.4

(1)	Total assets by business segment include only those assets that are specifically identified with each segment’s operations.

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

(3)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

(4)	Long-lived assets include net property and equipment, long-term receivables, deferred charges, and investment in affiliates.

Note 21 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2015
Net sales	$1,040.1	$1,030.3	$1,018.3	$982.7	$4,071.4
Gross profit	217.5	221.2	221.8	212.9	873.4
Income from continuing operations	57.0	65.6	62.5	56.8	241.9
Loss from discontinued operations	(2.6)	—	—	—	(2.6)
Net income	54.4	65.6	62.5	56.8	239.3

Basic earnings per share:
Income from continuing operations	0.58	0.68	0.65	0.59	2.50
Loss from discontinued operations	(0.03)	—	—	—	(0.03)
Net income	0.55	0.68	0.65	0.59	2.47

Diluted earnings per share:
Income from continuing operations	0.58	0.67	0.64	0.58	2.47
Loss from discontinued operations	(0.03)	—	—	—	(0.03)
Net income	0.55	0.67	0.64	0.58	2.44

2014
Net sales	$1,095.0	$1,097.6	$1,098.2	$1,052.7	$4,343.5
Gross profit	210.9	219.0	220.7	208.5	859.1
Income from continuing operations	59.7	60.7	61.5	57.2	239.1
(Loss) income from discontinued operations	(10.5)	5.1	(44.5)	1.9	(48.0)
Net income	49.2	65.8	17.0	59.1	191.1

Basic earnings per share:
Income from continuing operations	0.58	0.61	0.62	0.58	2.39
(Loss) income from discontinued operations	(0.10)	0.05	(0.45)	0.02	(0.48)
Net income	0.48	0.66	0.17	0.60	1.91

Diluted earnings per share:
Income from continuing operations	0.58	0.60	0.61	0.57	2.36
(Loss) income from discontinued operations	(0.10)	0.05	(0.44)	0.02	(0.47)
Net income	0.48	0.65	0.17	0.59	1.89

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

(b)  Management’s Report on Internal Control Over Financial Reporting
The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (2013)).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page  28 of this Form 10-K.

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

ITEM 9B — OTHER INFORMATION

None.

PART  III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held
William F. Austen (57)	President and Chief Executive Officer	2014 to present
	Executive Vice President and Chief Operating Officer	2013 to 2014
	Group President	2012 to 2013
	Vice President — Operations	2004 to 2012
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to 2004

Michael B. Clauer (58)	Vice President and Chief Financial Officer	2014 to present
	Executive Vice President and Chief Financial Officer — BWAY Corporation	2009 to 2014

Sheri H. Edison (59)	Vice President, General Counsel, and Secretary	2010 to present
	Senior Vice President and Chief Administrative Officer, Hill-Rom, Inc.	2007 to 2010
	Vice President, General Counsel, and Secretary, Hill-Rom, Inc.	2003 to 2007

Timothy S. Fliss (53)	Vice President — Human Resources	2010 to present
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

William E. Jackson (53)	Vice President and Chief Technology Officer	2013 to present
	Vice President of Global Research and Development — Dow Building and Construction	2007 to 2013
	Various management positions — General Electric	1992 to 2007

Jerry S. Krempa (55)	Vice President and Controller	2011 to present
	Various finance management positions within the Company	1998 to 2011

Melanie E.R. Miller (52)	Vice President and Treasurer	2005 to present
	Vice President, Investor Relations and Assistant Treasurer	2002 to 2005
	Various finance management positions within the Company	2000 to 2002

James W. Ransom (55)	Senior Vice President	2014 to present
	President — Bemis North America	2014 to present
	Group President	2012 to 2014
	Vice President — Operations	2007 to 2012
	Various management positions within the Company	2002 to 2006
(1)           Identified operation was a 100 percent owned subsidiary or division of the Company.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity compensation plans as of December 31, 2015 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,090,369	(1)	N/A	(2)	3,078,025	(3)
Equity compensation plans not approved by security holders	—		N/A		—
Total	2,090,369	(1)	N/A	(2)	3,078,025	(3)

(1)	Includes restricted stock units.

(2)	Restricted stock units do not have an exercise price.

(3)	May be issued as options or restricted stock units.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015, and such information is expressly incorporated herein by reference.

PART  IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Management’s Responsibility Statement	27
Report of Independent Registered Public Accounting Firm	28
Consolidated Statement of Income	29
Consolidated Statement of Comprehensive Income	30
Consolidated Balance Sheet	31
Consolidated Statement of Cash Flows	32
Consolidated Statement of Equity	33
Notes to Consolidated Financial Statements	34

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	72
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

BEMIS COMPANY, INC.

By	/s/ Michael B. Clauer	By	/s/ Jerry S. Krempa
	Michael B. Clauer, Vice President and Chief Financial Officer		Jerry S. Krempa, Vice President and Controller
	Date February 19, 2016		Date February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael B. Clauer	/s/ Jerry S. Krempa
Michael B. Clauer, Vice President and Chief Financial Officer	Jerry S. Krempa, Vice President and Controller (principal accounting officer)
Date February 19, 2016	Date February 19, 2016

/s/ William F. Austen	/s/ Ronald J. Floto
William F. Austen, Director, President, and Chief Executive Officer	Ronald J. Floto, Director
Date February 19, 2016
Date February 19, 2016

/s/ Adele M. Gulfo	/s/ David S. Haffner
Adele M. Gulfo, Director	David S. Haffner, Director
Date February 19, 2016	Date February 19, 2016

/s/ Timothy M. Manganello	/s/ William L. Mansfield
Timothy M. Manganello, Chairman of the Board	William L. Mansfield, Director
Date February 19, 2016	Date February 19, 2016

/s/ Arun Nayar	/s/ Edward N. Perry
Arun Nayar, Director	Edward N. Perry, Director
Date February 19, 2016	Date February 19, 2016

/s/ David T. Szczupak	/s/ Holly A. Van Deursen
David T. Szczupak, Director	Holly A. Van Deursen, Director
Date February 19, 2016	Date February 19, 2016

/s/ Philip G. Weaver
Philip G. Weaver, Director
Date February 19, 2016

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
Incorporated by Reference
10	(b)	Bemis Deferred Compensation Plan, as amended Effective January 1, 2009.* (6)	Incorporated by Reference
10	(c)	Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of as of January 1, 2014.* (11)	Incorporated by Reference
10	(d)	Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2014.* (11)	Incorporated by Reference
10	(e)	Bemis Company, Inc. 2014 Stock Incentive Plan,* (4)	Incorporated by Reference
10	(f)	Bemis Supplemental BIPSP (As amended effective January 1, 2014).* (11)	Incorporated by Reference
10	(g)	Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (7)	Incorporated by Reference
10	(h)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (8)	Incorporated by Reference
10	(i)	Bemis Company, Inc. 1997 Executive Officer Performance Plan, as amended effective May 7, 2015.* (9)	Incorporated by Reference
10	(j)	Bemis Company, Inc. Form of Management Contract with Principal Executive Officers Effective January 1, 2009.* (10)	Incorporated by Reference
21		Subsidiaries of the Registrant.	Filed Electronically
23		Consent of PricewaterhouseCoopers LLP.	Filed Electronically
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32		Section 1350 Certification of CEO and CFO.	Filed Electronically
101		Interactive data files.	Filed Electronically

Footnotes to Exhibit Index

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 26, 2012 (File No. 1-5277).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).
(4)	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 18, 2014 (File No. 1-5277).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-5277).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-5277).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277).
(9)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Additional Materials filed with the SEC on April 3, 2015 (File No. 1-5277).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-5277).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-5277).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance at	Additions				Foreign			Balance
Year Ended	Beginning	Charged to				Currency			at Close
December 31,	of Year	Profit & Loss		Write-offs		Impact	Other		of Year
RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS, DISCOUNTS, AND ALLOWANCES
2015	$21.0	$27.5		$(28.3)		$(2.2)	$—		$18.0
2014	30.7	24.6		(23.5)	(1)	(2.2)	(8.6)	(3)	21.0
2013	29.6	27.2		(23.0)	(1)	(3.1)	—		30.7

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2015	$47.9	$(3.8)	(2)	$—		$(2.1)	$—		$42.0
2014	42.1	12.3	(2)	(3.5)		(3.0)	—		47.9
2013	36.6	5.5	(2)	—		—	—		42.1

(1) Net of $0.5 million, and $0.1 million collections on accounts previously written off, respectively.
(2) Represents charge to profit and loss, net of valuation allowance reversals, if any.
(3) Reserve accruals related to Pressure Sensitive Materials business and Paper Packaging Division which were divested.