Form 10-Q
period 2016-03-31
BEMIS CO INC
filed 2016-04-29
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 27, 2016, the registrant had 94,687,563 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general and global economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; potential loss of business or increased costs due to customer or vendor consolidation; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw materials: costs, availability, and terms (particularly for polymer resins and adhesives); price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations or divestitures; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to transition of production; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2015 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statement as a result of changes in the assumptions used in making such forward-looking statement.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$967.9	$1,040.1
Cost of products sold	759.1	822.6
Gross profit	208.8	217.5

Operating expenses:
Selling, general, and administrative expenses	99.4	106.4
Research and development	11.5	11.3
Restructuring and acquisition-related costs	0.8	5.0
Other operating income	(2.3)	(2.6)

Operating income	99.4	97.4

Interest expense	15.4	13.1
Other non-operating expense (income)	0.1	(1.8)

Income from continuing operations before income taxes	83.9	86.1

Provision for income taxes	27.7	29.1

Income from continuing operations	56.2	57.0

Loss from discontinued operations	—	(2.6)

Net income	$56.2	$54.4

Basic earnings per share:
Income from continuing operations	$0.59	$0.58
Loss from discontinued operations	—	(0.03)
Net income	$0.59	$0.55

Diluted earnings per share:
Income from continuing operations	$0.59	$0.58
Loss from discontinued operations	—	(0.03)
Net income	$0.59	$0.55

Cash dividends paid per share	$0.29	$0.28

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2016	2015
Net income	$56.2	$54.4
Other comprehensive income (loss):
Translation adjustments	43.8	(99.1)
Pension and other postretirement liability adjustments, net of tax (a)	3.3	3.2
Other comprehensive income (loss)	47.1	(95.9)
Total comprehensive income (loss)	$103.3	$(41.5)

(a) Tax expense related to pension and other postretirement liability adjustments	$1.4	$2.0

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$50.1	$59.2
Trade receivables	489.6	451.3
Inventories	545.5	525.9
Prepaid expenses and other current assets	79.4	82.6
Total current assets	1,164.6	1,119.0

Property and equipment, net	1,222.6	1,206.3

Goodwill	961.4	949.5
Other intangible assets, net	147.8	149.8
Deferred charges and other assets	76.7	65.2
Total other long-term assets	1,185.9	1,164.5

TOTAL ASSETS	$3,573.1	$3,489.8

LIABILITIES

Current portion of long-term debt	$0.6	$5.8
Short-term borrowings	19.0	29.6
Accounts payable	366.9	334.8
Employee-related liabilities	64.5	93.3
Accrued income and other taxes	47.2	35.2
Other current liabilities	66.6	90.4
Total current liabilities	564.8	589.1

Long-term debt	1,437.2	1,353.9
Deferred taxes	178.5	172.4
Other liabilities and deferred credits	160.2	167.0
Total liabilities	2,340.7	2,282.4

Commitments and contingencies (See Note 11)

EQUITY

Common stock issued (128.8 and 128.2 shares, respectively)	12.9	12.8
Capital in excess of par value	566.9	573.2
Retained earnings	2,244.4	2,216.0
Accumulated other comprehensive loss	(462.8)	(509.9)
Common stock held in treasury (34.1 and 33.1 shares at cost, respectively)	(1,129.0)	(1,084.7)
Total equity	1,232.4	1,207.4

TOTAL LIABILITIES AND EQUITY	$3,573.1	$3,489.8

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$56.2	$54.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.8	39.7
Excess tax benefit from share-based payment arrangements	(4.2)	(0.4)
Share-based compensation	4.2	4.3
Deferred income taxes	4.4	(0.9)
Income of unconsolidated affiliated company	(0.4)	(0.5)
Non-cash impairment charge of discontinued operations	—	3.2
Loss (gain) on sale of property and equipment	1.6	(0.4)
Changes in working capital, excluding effect of acquisitions, divestitures and currency	(55.2)	(17.8)
Changes in other assets and liabilities	5.2	3.6

Net cash provided by operating activities	52.6	85.2

Cash flows from investing activities
Additions to property and equipment	(30.6)	(39.5)
Proceeds from sale of property and equipment	0.1	4.0

Net cash used in investing activities	(30.5)	(35.5)

Cash flows from financing activities
Repayment of long-term debt	(23.4)	—
Net borrowing of commercial paper	83.5	33.7
Net repayment of short-term debt	(5.7)	(1.8)
Cash dividends paid to shareholders	(32.1)	(28.0)
Common stock purchased for the treasury	(44.3)	(37.5)
Excess tax benefit from share-based payment arrangements	4.2	0.4
Stock incentive programs and related tax withholdings	(14.6)	(2.6)

Net cash used in financing activities	(32.4)	(35.8)

Effect of exchange rates on cash and cash equivalents	1.2	(0.7)

Net (decrease) increase in cash and cash equivalents	(9.1)	13.2

Cash and cash equivalents balance at beginning of year	59.2	47.1

Cash and cash equivalents balance at end of period	$50.1	$60.3

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2014	$12.8	$559.7	$2,086.8	$(291.7)	$(934.6)	$1,433.0

Net income			54.4			54.4
Other comprehensive loss				(95.9)		(95.9)
Cash dividends declared on common stock			(27.8)			(27.8)
Stock incentive programs and related tax withholdings (0.1 shares)		(2.6)				(2.6)
Excess tax benefit from share-based payment arrangements		0.4				0.4
Share-based compensation		4.3				4.3
Purchase of 0.8 shares of common stock for the treasury					(37.5)	(37.5)

Balance at March 31, 2015	$12.8	$561.8	$2,113.4	$(387.6)	$(972.1)	$1,328.3

Balance at December 31, 2015	$12.8	$573.2	$2,216.0	$(509.9)	$(1,084.7)	$1,207.4

Net income			56.2			56.2
Other comprehensive income				47.1		47.1
Cash dividends declared on common stock			(27.8)			(27.8)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(14.7)				(14.6)
Excess tax benefit from share-based payment arrangements		4.2				4.2
Share-based compensation		4.2				4.2
Purchase of 1.0 shares of common stock for the treasury					(44.3)	(44.3)

Balance at March 31, 2016	$12.9	$566.9	$2,244.4	$(462.8)	$(1,129.0)	$1,232.4

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Bemis Company, Inc. (the "Company") in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 — New Accounting Guidance

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and recognized in the statement of cash flows as operating cash flows. The guidance will also allow employee tax withholdings above the minimum statutory requirement without triggering liability accounting. Finally, the Company will be able to make a policy election to account for forfeitures as they occur. The guidance is required to be applied by the Company in the first quarter of 2017, but early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued guidance that requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today's accounting. The guidance also eliminates today's real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. All entities will classify leases to determine how to recognize lease-related revenue and expense. The guidance is required to be applied by the Company in the first quarter of 2019, but early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2015, the FASB issued guidance that eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance was adopted in the first quarter of 2016 and did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued guidance on the recognition of fees paid by a customer for cloud computing arrangements. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance was adopted in the first quarter of 2016 and did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued new guidance which supersedes current revenue recognition requirements.  This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB voted to defer for one year the effective date of the new revenue standard. The guidance is required to be applied by the Company in the first quarter of fiscal 2018 using one of two retrospective applications methods. The FASB also decided to permit entities to early adopt the standard. The Company is currently evaluating the application methods and the impact of this new statement on its consolidated financial statements.

Note 3 — Divestiture and Plant Closure

Bemis Healthcare Packaging Plant Closure

In January 2015, the Company announced that it would close a plant in Philadelphia, Pennsylvania, one of its healthcare packaging facilities. Production from this facility was transferred to other healthcare packaging facilities throughout 2015. During the three months ended March 31, 2015, plant closure costs of $5.0 million were recorded. These costs were recorded within restructuring and acquisition-related costs and included the Company's best estimate of a withdrawal liability for a multi-employer pension plan settlement. Operations ceased at this location in January 2016. The majority of approximately $7 million of cash payments are expected in 2016.

Divestiture of Pressure Sensitive Materials Business

On November 7, 2014, the Company completed the sale of its global Pressure Sensitive Materials business. Proceeds of the transaction totaled $150.5 million. Of the total proceeds, $136.9 million was received in fiscal 2014 and $13.6 million was received in April 2015 which related to settlement of customary post-closing adjustments. Loss from discontinued operations of $2.6 million in 2015 resulted from additional impairment charges, net of tax, reflecting finalization of post-closing adjustments.

Note 4 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At March 31, 2016 and December 31, 2015, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at March 31, 2016 and December 31, 2015 follow:

	March 31, 2016		December 31, 2015
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt	$1,437.2	$1,507.5	$1,353.9	$1,421.6

The fair values for derivatives are based on inputs other than quoted prices that are observable for the asset or liability.  These inputs include interest rates.  The financial assets and financial liabilities are primarily valued using standard calculations / models that use as their basis readily observable market parameters.  Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes. The fair value of the Company's derivatives follows:

	Fair Value As of	Fair Value As of
	March 31, 2016	December 31, 2015
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset position	$18.0	$5.2

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At March 31, 2016 and December 31, 2015, the Company had outstanding forward exchange contracts with notional amounts aggregating $4.3 million and $3.8 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at March 31, 2016 and December 31, 2015 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	March 31, 2016	December 31, 2015
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$18.0	$5.2

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2016	2015
Designated as hedges
Interest rate swaps	Interest expense	$1.4	$2.0
Not designated as hedges
Forward exchange contracts	Other operating income	(0.7)	0.6
Total		$0.7	$2.6

Note 6 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	March 31, 2016	December 31, 2015
Raw materials and supplies	$156.8	$169.3
Work in process and finished goods	388.7	356.6
Total inventories	$545.5	$525.9

Note 7 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Total
Reported balance at December 31, 2015	$632.1	$317.4	$949.5
Acquisition adjustments	—	(3.0)	(3.0)
Currency translation	0.7	14.2	14.9
Reported balance at March 31, 2016	$632.8	$328.6	$961.4

Acquisition adjustments are comprised of opening balance sheet adjustments related to the Emplal Participações S. A. acquisition.

The components of amortized intangible assets follow:

	March 31, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$10.0	$(1.3)	$10.0	$(1.2)
Technology based	79.8	(48.7)	79.6	(47.5)
Marketing related	13.5	(8.3)	12.7	(7.8)
Customer based	180.1	(77.3)	180.4	(76.4)
Reported balance	$283.4	$(135.6)	$282.7	$(132.9)

Amortization expense for intangible assets was $3.5 million during the first three months of 2016 and 2015.  Estimated amortization expense is $10.4 million for the remainder of 2016, $13.8 million for 2017 and 2018, $13.7 million for 2019, $12.8 million for 2020, and $11.5 million for 2021.  The Company does not have any accumulated impairment losses.

Note 8 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2015 Annual Report on Form 10-K are expected to continue unchanged throughout 2016.

	Three Months Ended March 31,
(in millions)	2016	2015
Service cost - benefits earned during the period	$1.9	$2.0
Interest cost on projected benefit obligation	8.2	8.2
Expected return on plan assets	(12.9)	(12.7)
Settlement loss	0.1	—
Amortization:
Prior service cost	0.2	0.2
Actuarial net loss	3.6	5.0
Net periodic benefit cost	$1.1	$2.7

Costs for defined contribution pension plans were $5.0 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively. Benefit costs for other postretirement plans were not significant for the three months ended March 31, 2016 and 2015, respectively.

Note 9 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2014	$(151.3)	$(140.4)	$(291.7)
Other comprehensive loss before reclassifications	(99.1)	—	(99.1)
Amounts reclassified from accumulated other comprehensive loss	—	3.2	3.2
Net current period other comprehensive (loss) income	(99.1)	3.2	(95.9)
March 31, 2015	$(250.4)	$(137.2)	$(387.6)

December 31, 2015	$(366.5)	$(143.4)	$(509.9)
Other comprehensive income before reclassifications	43.8	1.0	44.8
Amounts reclassified from accumulated other comprehensive loss	—	2.3	2.3
Net current period other comprehensive income	43.8	3.3	47.1
March 31, 2016	$(322.7)	$(140.1)	$(462.8)

The following table summarizes amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended March 31,
(in millions)	2016	2015
Pension costs (See Note 8)	$3.9	$5.2
Tax benefit	(1.6)	(2.0)
Pension costs, net of tax	2.3	3.2

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $87.6 million and $89.0 million as of March 31, 2016 and December 31, 2015, respectively.

Note 10 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Numerator
Net income	$56.2	$54.4

Denominator
Weighted average common shares outstanding — basic	94.9	97.7
Dilutive shares	1.0	1.1
Weighted average common and common equivalent shares outstanding — diluted	95.9	98.8

Per common share income
Basic	$0.59	$0.55
Diluted	$0.59	$0.55

     There were no anti-dilutive stock awards outstanding for the three months ended March 31, 2016 and 2015, respectively.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at March 31, 2016 and December 31, 2015 was $5.1 million and $5.6 million, respectively.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga") received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $10.7 million, translated to U.S. dollars at the March 31, 2016 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Brazil Investigation

     On September 18, 2007, the Secretariat of Economic Law ("SDE"), a governmental agency in Brazil (which has now been replaced by the Superintendence General of the Administrative Council for Economic Defense), initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary. The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries. Given the nature of the proceedings, the Company is unable at the present time to predict the outcome of this matter.

Note 12 — Segments of Business

The Company's business activities are organized around and aggregated into its two principal business segments, U.S. Packaging and Global Packaging, based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Minor intersegment sales are generally priced to reflect nominal markups. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before general corporate expense, interest expense, other non-operating expense (income), and income taxes.

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately twelve percent of the Company's sales in the first quarter of 2016. The Company primarily sells to Kraft Heinz in the U.S. Packaging segment.

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended March 31,
Business Segments (in millions)	2016	2015
Sales including intersegment sales:
U.S. Packaging	$666.7	$713.9
Global Packaging	313.5	340.6

Intersegment sales:
U.S. Packaging	(6.2)	(6.9)
Global Packaging	(6.1)	(7.5)
Total net sales	$967.9	$1,040.1

U.S. Packaging operating profit	$101.7	$95.4

Global Packaging:
Operating profit before restructuring and acquisition-related costs	16.3	29.3
Restructuring and acquisition-related costs	(0.6)	(5.0)
Operating profit	15.7	24.3

General corporate expenses	(18.0)	(22.3)

Operating income	99.4	97.4

Interest expense	15.4	13.1
Other non-operating expense (income)	0.1	(1.8)

Income from continuing operations before income taxes	$83.9	$86.1

Note 13 — Subsequent Event

In April 2016, the Company signed a definitive agreement to acquire the medical device packaging operations and related value-added services of SteriPack Group, a global manufacturer of sterile packaging solutions for medical device and pharmaceutical applications. This acquisition includes a facility in Ireland as well as packing production assets in Malaysia and the United States. These operations recorded annual net sales of approximately $65 million in fiscal 2015. The transaction is expected to close by the end of April.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2016

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in millions, except per share amounts)	2016		2015
Net sales	$967.9	100.0%	$1,040.1	100.0%
Cost of products sold	759.1	78.4	822.6	79.1
Gross profit	208.8	21.6	217.5	20.9

Operating expenses
Selling, general, and administrative expenses	99.4	10.3	106.4	10.2
Research and development	11.5	1.2	11.3	1.1
Restructuring and acquisition-related costs	0.8	0.1	5.0	0.5
Other operating income	(2.3)	(0.2)	(2.6)	(0.2)
Operating income	99.4	10.3	97.4	9.4

Interest expense	15.4	1.6	13.1	1.3
Other non-operating expense (income)	0.1	—	(1.8)	(0.2)
Income from continuing operations before income taxes	83.9	8.7	86.1	8.3

Provision for income taxes	27.7	2.9	29.1	2.8

Income from continuing operations	56.2	5.8%	57.0	5.5%

Loss from discontinued operations	—	—%	(2.6)	(0.2)%

Net income	$56.2	5.8%	$54.4	5.2%

Effective income tax rate		33.0%		33.8%

Diluted earnings per share from continuing operations	$0.59		$0.58

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

Loss from discontinued operations of $2.6 million in 2015 resulted from additional impairment charges, net of tax, reflecting finalization of post-closing adjustments.

Acquisitions

Acquisition of Emplal Participações S.A.
On December 1, 2015, we acquired the rigid plastic packaging operations of Emplal Participações S.A. ("Emplal"), a privately-owned Brazilian manufacturer of plastic packaging for food and consumer applications. The acquisition supports our growth strategy to expand in markets that fit our strengths and capabilities. The cash purchase price was $67.0 million.

Results of Operations — First Quarter 2016

Consolidated Overview

(in millions, except per share amounts)	2016	2015
Net sales	$967.9	$1,040.1
Income from continuing operations	56.2	57.0
Diluted earnings per share from continuing operations	0.59	0.58

Net sales for the first quarter of 2016 decreased 6.9 percent compared to the same period of 2015. The impact of currency translation reduced net sales by 6.5 percent. The acquisition of Emplal Participações S.A. in 2015 increased net sales by 1.3 percent. The remaining 1.7 percent decrease in net sales was driven primarily by the contractual pass through of lower raw material costs.

Diluted earnings per share from continuing operations for the first quarter of 2016 were $0.59 compared to $0.58 reported in the same quarter of 2015. Results for 2016 included a $0.01 per share charge for acquisition-related costs comprised primarily of costs associated with the Emplal Participações S.A. acquisition. These costs were recorded both in operating income and interest expense, reflecting fees to extinguish portions of the seller's debt. The net impact of currency translation decreased earnings per share during the first quarter of 2016 by approximately $0.03 of total Company earnings per share. Results for 2015 included a $0.03 per share charge from a healthcare packaging plant closure.

U.S. Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$660.5	$707.0
Operating profit	101.7	95.4
Operating profit as a percentage of net sales	15.4%	13.5%

U.S. Packaging net sales of $660.5 million for the first quarter of 2016 represented a decrease of 6.6 percent compared to the same period of 2015. Compared to prior year, unit volumes were flat during the first quarter. The decrease in net sales was driven by the contractual pass through of lower raw material costs as well as the mix of products sold.

U.S. Packaging operating profit increased to $101.7 million in the first quarter of 2016, or 15.4 percent of net sales, compared to $95.4 million, or 13.5 percent of net sales, in 2015. This margin increase primarily reflects operational improvements attributable to manufacturing efficiencies and our asset recapitalization program.

Global Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$307.4	$333.1
Operating profit (See Note 12 to the Condensed Consolidated Financial Statements)	15.7	24.3
Operating profit as a percentage of net sales	5.1%	7.3%

Global Packaging net sales for the first quarter of 2016 of $307.4 million represented a decrease of 7.7 percent compared to the same period of 2015. Currency translation reduced net sales by 20.3 percent, primarily due to currencies in Latin America. The December 2015 Emplal acquisition increased net sales by 4.0 percent. Excluding the impact of currency translation and the acquisition, net sales increased by 8.6 percent, reflecting increased unit volumes of approximately 3 percent, along with increased sales price and mix.

Global Packaging operating profit for the first quarter of 2016 was $15.7 million compared to $24.3 million for the same period in 2015. The net impact of currency translation reduced operating profit during the first quarter of 2016 by $3.8 million as compared to the same period in 2015, primarily due to currencies in Latin America. The margin decline in the Global Packaging segment reflects operational inefficiencies in our Latin American business and also in our North American healthcare business.

Interest Expense

(dollars in millions)	2016	2015
Interest expense	$15.4	$13.1
Effective interest rate	4.3%	3.8%

Interest expense increased primarily as a result of $0.9 million of fees paid in 2016 to extinguish portions of the seller's debt related to the Emplal Participações S.A. acquisition. The remaining increase is due to higher interest rates on commercial paper and higher debt balances.

Other Non-operating Expense (Income)

(in millions)	2016	2015
Other non-operating expense (income)	$0.1	$(1.8)

A $1.0 million pre-tax gain on the sale of land was recorded as part of other non-operating expense (income) during the first quarter of 2015.

Consolidated Income Taxes

(dollars in millions)	2016	2015
Income taxes	$27.7	$29.1
Effective tax rate	33.0%	33.8%

We expect the effective income tax rate for the full year of 2016 to be approximately 33 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 53.3 percent and 52.4 percent at March 31, 2016 and December 31, 2015, respectively.  Total debt as of March 31, 2016 and December 31, 2015 was $1.5 billion and $1.4 billion, respectively.

Cash Flow

Net cash provided by operating activities was $52.6 million for the first three months of 2016, compared to $85.2 million for the first three months of 2015. Current year cash flows reflect normal working capital usage for the first quarter.

Net cash used in investing activities was $30.5 million for the first three months of 2016 compared to $35.5 million for the same period of 2015. Capital expenditures were $30.6 million for the first three months of 2016 compared to $39.5 million for the first three months of 2015.

Net cash used in financing activities was $32.4 million for the three months ended March 31, 2016, compared to $35.8 million for the same period of 2015, which included share repurchases of $44.3 million and $37.5 million, respectively. In 2016, net borrowing of debt was an inflow of $54.4 million, compared to an inflow in 2015 of $31.9 million.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of March 31, 2016, our commercial paper debt outstanding was $413.0 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On August 12, 2013, we amended our revolving credit facility to increase the total amount available from $800 million to $1.1 billion and to extend the term from July 21, 2016 to August 12, 2018. This facility is principally used as back-up for our commercial paper program.  Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of March 31, 2016, there was $413.0 million of debt outstanding supported by this credit facility, leaving $687.0 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate. The Company was in compliance with all debt covenants in the first quarter of 2016.

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

New Accounting Pronouncements

Refer to Note 2 — New Accounting Guidance in the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2016.  For additional information, refer to Note 4 and Note 5 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in prior periods, we are in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases. For the most recent phase, which was completed during the first quarter of 2016, two of the Company's United States operations implemented certain modules of the new ERP system which resulted in some changes in internal controls. There were no other changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We believe that at March 31, 2016, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016	787,231	$43.89	787,231	2,570,660
February 1-29, 2016	212,769	$45.88	212,769	22,357,891

Total		$44.31	1,000,000	22,357,891

On February 4, 2016, the Board of Directors of the Company authorized an additional 20 million shares for repurchase. During the first quarter of 2016, the Company repurchased 1,000,000 shares of Bemis common stock in the open market at an average purchase price of $44.31 per share.  As of March 31, 2016, under authority granted by the Board of Directors, the Company had remaining authorization to repurchase an additional 22,357,891 shares of its common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	April 29, 2016	/s/ Michael B. Clauer
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