Form 10-Q
period 2016-06-30
BEMIS CO INC
filed 2016-07-29
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 27, 2016, the registrant had 94,710,925 shares of Common Stock, $0.10 par value, issued and outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$1,021.3	$1,030.3	$1,989.2	$2,070.4
Cost of products sold	804.3	809.1	1,563.4	1,631.7
Gross profit	217.0	221.2	425.8	438.7

Operating expenses:
Selling, general, and administrative expenses	100.4	103.9	199.8	210.3
Research and development	11.6	11.5	23.1	22.8
Restructuring and acquisition-related costs	19.6	0.3	20.4	5.3
Other operating income	(3.6)	(3.7)	(5.9)	(6.3)

Operating income	89.0	109.2	188.4	206.6

Interest expense	14.0	12.8	29.4	25.9
Other non-operating income	(0.6)	(2.2)	(0.5)	(4.0)

Income from continuing operations before income taxes	75.6	98.6	159.5	184.7

Provision for income taxes	24.7	33.0	52.4	62.1

Income from continuing operations	50.9	65.6	107.1	122.6

Loss from discontinued operations	—	—	—	(2.6)

Net income	$50.9	$65.6	$107.1	$120.0

Basic earnings per share:
Income from continuing operations	$0.54	$0.68	$1.13	$1.26
Loss from discontinued operations	—	—	—	(0.03)
Net income	$0.54	$0.68	$1.13	$1.23

Diluted earnings per share:
Income from continuing operations	$0.53	$0.67	$1.12	$1.25
Loss from discontinued operations	—	—	—	(0.03)
Net income	$0.53	$0.67	$1.12	$1.22

Cash dividends paid per share	$0.29	$0.28	$0.58	$0.56

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$50.9	$65.6	$107.1	$120.0
Other comprehensive income (loss):
Translation adjustments	30.9	12.8	74.7	(86.3)
Pension and other postretirement liability adjustments, net of tax (a)	5.7	3.2	9.0	6.4
Other comprehensive income (loss)	36.6	16.0	83.7	(79.9)
Total comprehensive income	$87.5	$81.6	$190.8	$40.1

(a) Tax expense related to pension and other postretirement liability adjustments	$3.6	$2.0	$5.0	$4.0

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$61.8	$59.2
Trade receivables	521.5	451.3
Inventories	551.0	525.9
Prepaid expenses and other current assets	84.7	82.6
Total current assets	1,219.0	1,119.0

Property and equipment, net	1,258.1	1,206.3

Goodwill	1,039.5	949.5
Other intangible assets, net	166.2	149.8
Deferred charges and other assets	84.5	65.2
Total other long-term assets	1,290.2	1,164.5

TOTAL ASSETS	$3,767.3	$3,489.8

LIABILITIES

Current portion of long-term debt	$1.3	$5.8
Short-term borrowings	20.4	29.6
Accounts payable	379.1	334.8
Employee-related liabilities	71.0	93.3
Accrued income and other taxes	41.3	35.2
Other current liabilities	74.4	90.4
Total current liabilities	587.5	589.1

Long-term debt, less current portion	1,532.3	1,353.9
Deferred taxes	188.4	172.4
Other liabilities and deferred credits	161.7	167.0
Total liabilities	2,469.9	2,282.4

Commitments and contingencies (See Note 13)

EQUITY

Common stock issued (128.8 and 128.2 shares, respectively)	12.9	12.8
Capital in excess of par value	572.2	573.2
Retained earnings	2,267.5	2,216.0
Accumulated other comprehensive loss	(426.2)	(509.9)
Common stock held in treasury (34.1 and 33.1 shares at cost, respectively)	(1,129.0)	(1,084.7)
Total equity	1,297.4	1,207.4

TOTAL LIABILITIES AND EQUITY	$3,767.3	$3,489.8

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$107.1	$120.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.3	80.1
Excess tax benefit from share-based payment arrangements	(4.3)	(0.5)
Share-based compensation	9.4	9.5
Deferred income taxes	8.3	(0.9)
Income of unconsolidated affiliated company	(0.9)	(0.9)
Non-cash impairment charge of discontinued operations	—	3.2
Loss (gain) on sale of property and equipment	1.7	(3.6)
Changes in working capital, excluding effect of acquisitions, divestitures and currency	(62.1)	10.1
Changes in other assets and liabilities	12.5	1.5

Net cash provided by operating activities	153.0	218.5

Cash flows from investing activities
Additions to property and equipment	(77.9)	(96.3)
Business acquisitions and adjustments, net of cash acquired	(107.3)	—
Proceeds from sale of property and equipment	0.2	7.4
Proceeds from divestitures	—	13.6

Net cash used in investing activities	(185.0)	(75.3)

Cash flows from financing activities
Proceeds from issuance of long-term debt	0.2	2.0
Repayment of long-term debt	(23.7)	—
Net borrowing of commercial paper	174.2	43.5
Net repayment of short-term debt	(3.7)	(0.5)
Cash dividends paid to shareholders	(59.6)	(55.2)
Common stock purchased for the treasury	(44.3)	(83.4)
Deferred payments for business acquisitions	—	(4.4)
Excess tax benefit from share-based payment arrangements	4.3	0.5
Stock incentive programs and related tax withholdings	(14.6)	(2.7)

Net cash provided by (used in) financing activities	32.8	(100.2)

Effect of exchange rates on cash and cash equivalents	1.8	(2.3)

Net increase in cash and cash equivalents	2.6	40.7

Cash and cash equivalents balance at beginning of year	59.2	47.1

Cash and cash equivalents balance at end of period	$61.8	$87.8

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2014	$12.8	$559.7	$2,086.8	$(291.7)	$(934.6)	$1,433.0

Net income			120.0			120.0
Other comprehensive loss				(79.9)		(79.9)
Cash dividends declared on common stock			(55.3)			(55.3)
Stock incentive programs and related tax withholdings (0.1 shares)		(2.7)				(2.7)
Excess tax benefit from share-based payment arrangements		0.5				0.5
Share-based compensation		9.5				9.5
Purchase of 1.8 shares of common stock for the treasury					(83.4)	(83.4)

Balance at June 30, 2015	$12.8	$567.0	$2,151.5	$(371.6)	$(1,018.0)	$1,341.7

Balance at December 31, 2015	$12.8	$573.2	$2,216.0	$(509.9)	$(1,084.7)	$1,207.4

Net income			107.1			107.1
Other comprehensive income				83.7		83.7
Cash dividends declared on common stock			(55.6)			(55.6)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(14.7)				(14.6)
Excess tax benefit from share-based payment arrangements		4.3				4.3
Share-based compensation		9.4				9.4
Purchase of 1.0 shares of common stock for the treasury					(44.3)	(44.3)

Balance at June 30, 2016	$12.9	$572.2	$2,267.5	$(426.2)	$(1,129.0)	$1,297.4

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Bemis Company, Inc. (the "Company") in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair statement of its financial position, results of operations and cash flows.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

If this guidance was adopted in the first quarter of 2016, diluted earnings per share in the first quarter would have increased by $0.04 from $0.59 to $0.63 due to a reduction in income tax expense. The impact to operating cash flow would have been an increase of $4.2 million with a corresponding decrease in financing cash flows. Stock awards typically vest in the first quarter so the impact is concentrated in the first three months of each year. The impact in future years will be dependent on Bemis stock performance and the number of shares vesting each year.  The impact in 2016 is expected to be more significant than 2017 as approximately one million shares vested in 2016, compared to 0.4 million shares scheduled to vest in 2017.  The Company expects to adopt this guidance in the first quarter of 2017.

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

Note 3 — Acquisition

On April 29, 2016, the Company acquired the medical device packaging operations and related value-added services of SteriPack Group, a global manufacturer of sterile packaging solutions for medical device and pharmaceutical applications. This acquisition includes a facility in Ireland as well as packaging production assets in Malaysia and the United States. The cash purchase price was $115.5 million. Of the total purchase price, $108.3 million was paid in the six months ended June 30, 2016 and $7.2 million was paid in July. The preliminary allocation of the purchase price resulted in approximately $66.9 million of goodwill for the Global Packaging segment, the majority of which is not expected to be tax deductible. The goodwill identified by this acquisition reflects the benefits expected to be derived from product line expansion. The fair value and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are:

(in millions, except useful life)	Fair Value	Weighted Average Useful Life
Customer relationships	$21.8	8 years
Order backlog	1.7	2 months
Total	$23.5

The fair value of assets and liabilities acquired was $131.6 million and $16.1 million, respectively. Pro forma financial information and allocation of the purchase price are not presented as the effects of this acquisition are not material to the Company's results of operations or financial position.

Note 4 — Divestiture and Plant Closure

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

Note 5 — Restructuring

During the second quarter of 2016, the Company initiated a restructuring program to improve efficiencies and reduce fixed costs. As a part of this program, four Latin American facilities within the Global Packaging segment will be closed. Most of the production from these facilities will be transferred to other facilities. Based on current estimates and actual charges to date, the Company expects total project costs of approximately $28 to $30 million, with employee termination costs accounting for $15 to $16 million of the total and the balance in other restructuring costs which include fixed asset accelerated depreciation and write-downs of approximately $3 million. Expenses in the second quarter of 2016 were $13.3 million which consisted primarily of employee termination costs.

An analysis of the 2016 program accruals follows:

(in millions)	Employee Costs
Net expense accrued	$13.3
Utilization (cash payments or otherwise settled)	(0.9)
Reserve balance at June 30, 2016	$12.4

Plant closings associated with the program are expected to be completed in 2017, with the majority of program costs incurred by the end of 2017. Cash payments in 2016 are expected to be approximately $9 to $10 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and acquisition-related costs. The accruals related to restructuring activities have been recorded on the consolidated balance sheet as other current liabilities.

Note 6 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At June 30, 2016 and December 31, 2015, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at June 30, 2016 and December 31, 2015 follow:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt	$1,532.3	$1,605.1	$1,353.9	$1,421.6

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

	Fair Value As of	Fair Value As of
	June 30, 2016	December 31, 2015
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset position	$22.0	$5.2

Note 7 — Derivative Instruments

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At June 30, 2016 and December 31, 2015, the Company had outstanding forward exchange contracts with notional amounts aggregating $4.3 million and $3.8 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at June 30, 2016 and December 31, 2015 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	June 30, 2016	December 31, 2015
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$22.0	$5.2

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2016	2015	2016	2015
Designated as hedges
Interest rate swaps	Interest expense	$1.5	$1.9	$2.9	$3.9
Not designated as hedges
Forward exchange contracts	Other operating income	(0.2)	(0.2)	(0.9)	0.4
Total		$1.3	$1.7	$2.0	$4.3

Note 8 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	June 30, 2016	December 31, 2015
Raw materials and supplies	$175.4	$169.3
Work in process and finished goods	375.6	356.6
Total inventories	$551.0	$525.9

Note 9 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Total
Reported balance at December 31, 2015	$632.1	$317.4	$949.5
Acquisition and acquisition adjustments	—	63.3	63.3
Currency translation	0.7	26.0	26.7
Reported balance at June 30, 2016	$632.8	$406.7	$1,039.5

Acquisition and acquisition adjustments are comprised of opening balance sheet adjustments related to the Emplal Participações S. A. and SteriPack acquisitions.

The components of amortized intangible assets follow:

	June 30, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.6	$(1.2)	$10.0	$(1.2)
Technology based	79.8	(49.8)	79.6	(47.5)
Marketing related	14.3	(8.8)	12.7	(7.8)
Customer based	204.0	(81.7)	180.4	(76.4)
Reported balance	$307.7	$(141.5)	$282.7	$(132.9)

Amortization expense for intangible assets was $7.5 million and $7.2 million during the first six months of 2016 and 2015, respectively.  Estimated amortization expense is $7.9 million for the remainder of 2016, $15.8 million for 2017 and 2018, $15.7 million for 2019, $14.7 million for 2020, and $13.5 million for 2021.  The Company does not have any accumulated impairment losses.

Note 10 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2015 Annual Report on Form 10-K are expected to continue unchanged throughout 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Service cost - benefits earned during the period	$1.9	$1.9	$3.8	$3.9
Interest cost on projected benefit obligation	8.2	8.1	16.4	16.3
Expected return on plan assets	(12.9)	(12.7)	(25.8)	(25.4)
Settlement loss	5.8	—	5.9	—
Amortization:
Prior service cost	0.2	0.3	0.4	0.5
Actuarial net loss	3.7	5.1	7.3	10.1
Net periodic benefit cost	$6.9	$2.7	$8.0	$5.4

In the three months ended June 30, 2016, the Company recognized a $5.8 million pension settlement charge related to supplemental pension plan lump sum payments. Costs for defined contribution pension plans were $3.0 million and $8.0 million for the three and six months ended June 30, 2016, respectively. Costs for defined contribution pension plans were $4.5 million and $9.7 million for the three and six months ended June 30, 2015, respectively. Benefit costs for other postretirement plans were not significant for the periods presented.

Note 11 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2014	$(151.3)	$(140.4)	$(291.7)
Other comprehensive loss before reclassifications	(86.3)	—	(86.3)
Amounts reclassified from accumulated other comprehensive loss	—	6.4	6.4
Net current period other comprehensive (loss) income	(86.3)	6.4	(79.9)
June 30, 2015	$(237.6)	$(134.0)	$(371.6)

December 31, 2015	$(366.5)	$(143.4)	$(509.9)
Other comprehensive income before reclassifications	74.7	—	74.7
Amounts reclassified from accumulated other comprehensive loss	—	9.0	9.0
Net current period other comprehensive income	74.7	9.0	83.7
June 30, 2016	$(291.8)	$(134.4)	$(426.2)

The following table summarizes amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Pension costs (See Note 10)	$9.7	$5.4	$13.6	$10.6
Tax benefit	(3.0)	(2.2)	(4.6)	(4.2)
Pension costs, net of tax	$6.7	$3.2	$9.0	$6.4

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $84.0 million and $89.0 million as of June 30, 2016 and December 31, 2015, respectively.

Note 12 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Numerator
Net income	$50.9	$65.6	$107.1	$120.0

Denominator
Weighted average common shares outstanding — basic	94.7	96.9	94.8	97.3
Dilutive shares	1.0	1.2	1.0	1.1
Weighted average common and common equivalent shares outstanding — diluted	95.7	98.1	95.8	98.4

Per common share income
Basic	$0.54	$0.68	$1.13	$1.23
Diluted	$0.53	$0.67	$1.12	$1.22

     There were no anti-dilutive stock awards outstanding for the three and six months ended June 30, 2016 and 2015.

Note 13 — Legal Proceedings

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at June 30, 2016 and December 31, 2015 was $4.3 million and $5.6 million, respectively.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga") received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $11.9 million, translated to U.S. dollars at the June 30, 2016 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Note 14 — Segments of Business

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

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately twelve percent of the Company's sales in the first half of 2016. The Company primarily sells to Kraft Heinz in the U.S. Packaging segment.

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Business Segments (in millions)	2016	2015	2016	2015
Sales including intersegment sales:
U.S. Packaging	$678.0	$701.2	$1,344.7	$1,415.1
Global Packaging	355.4	341.2	668.9	681.8

Intersegment sales:
U.S. Packaging	(7.0)	(6.5)	(13.2)	(13.4)
Global Packaging	(5.1)	(5.6)	(11.2)	(13.1)
Total net sales	$1,021.3	$1,030.3	$1,989.2	$2,070.4

U.S. Packaging operating profit	$103.5	$102.9	$205.2	$198.3

Global Packaging:
Operating profit before restructuring and acquisition-related costs	28.1	27.3	44.4	56.6
Restructuring and acquisition-related costs	(19.6)	(0.3)	(20.2)	(5.3)
Operating profit	8.5	27.0	24.2	51.3

General corporate expenses	(23.0)	(20.7)	(41.0)	(43.0)

Operating income	89.0	109.2	188.4	206.6

Interest expense	14.0	12.8	29.4	25.9
Other non-operating income	(0.6)	(2.2)	(0.5)	(4.0)

Income from continuing operations before income taxes	$75.6	$98.6	$159.5	$184.7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2016

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2016		2015		2016		2015
Net sales	$1,021.3	100.0%	$1,030.3	100.0%	$1,989.2	100.0%	$2,070.4	100.0%
Cost of products sold	804.3	78.8	809.1	78.5	1,563.4	78.6	1,631.7	78.8
Gross profit	217.0	21.2	221.2	21.5	425.8	21.4	438.7	21.2

Operating expenses
Selling, general, and administrative expenses	100.4	9.8	103.9	10.1	199.8	10.0	210.3	10.2
Research and development	11.6	1.1	11.5	1.1	23.1	1.2	22.8	1.1
Restructuring and acquisition-related costs	19.6	1.9	0.3	—	20.4	1.0	5.3	0.3
Other operating income	(3.6)	(0.4)	(3.7)	(0.4)	(5.9)	(0.3)	(6.3)	(0.3)
Operating income	89.0	8.7	109.2	10.6	188.4	9.5	206.6	10.0

Interest expense	14.0	1.4	12.8	1.2	29.4	1.5	25.9	1.3
Other non-operating income	(0.6)	(0.1)	(2.2)	(0.2)	(0.5)	—	(4.0)	(0.2)
Income from continuing operations before income taxes	75.6	7.4	98.6	9.6	159.5	8.0	184.7	8.9

Provision for income taxes	24.7	2.4	33.0	3.2	52.4	2.6	62.1	3.0

Income from continuing operations	50.9	5.0%	65.6	6.4%	107.1	5.4%	122.6	5.9%

Loss from discontinued operations	—	—%	—	—%	—	—%	(2.6)	(0.1)%

Net income	$50.9	5.0%	$65.6	6.4%	$107.1	5.4%	$120.0	5.8%

Effective income tax rate		32.7%		33.5%		32.9%		33.6%

Diluted earnings per share from continuing operations	$0.53		$0.67		$1.12		$1.25

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

Restructuring

To improve efficiencies and reduce fixed costs, we initiated a restructuring program during the second quarter of 2016. As a part of this program, four Latin American facilities within the Global Packaging segment will be closed. Most of the production from these facilities will be transferred to other facilities. The closures are expected to be completed in 2017. We expect total project costs of approximately $28 to $30 million, with employee termination costs accounting for $15 to $16 million of the total and the balance in other restructuring costs which include fixed asset accelerated depreciation and write-downs of approximately $3 million. Cost reductions from the program are expected to reach the full run rate of approximately $16 million annually during 2018. As the economic environment in Latin America continues to challenge consumers, as well as our customers in the region, this consolidation program helps us offset these headwinds and keeps us on track in achieving our long-term margin targets in the Global Packaging segment.

We recorded $13.3 million of charges associated with the restructuring program during the three months ended June 30, 2016. These costs have been recorded on the consolidated statement of income as restructuring and acquisition-related costs. Total program cash payments are expected to be $25 to $27 million with approximately $9 to $10 million paid in 2016 and the majority of the balance paid in 2017.

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

Acquisitions

Acquisition of SteriPack Group
On April 29, 2016, we acquired the medical device packaging operations and related value-added services of SteriPack Group, a global manufacturer of sterile packaging solutions for medical device and pharmaceutical applications. This acquisition includes a facility in Ireland as well as packaging production assets in Malaysia and the United States. These operations recorded annual net sales of approximately $65 million in fiscal 2015. The cash purchase price was $115.5 million.

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

Results of Operations — Second Quarter 2016

Consolidated Overview

(in millions, except per share amounts)	2016	2015
Net sales	$1,021.3	$1,030.3
Income from continuing operations	50.9	65.6
Diluted earnings per share from continuing operations	0.53	0.67

Net sales for the second quarter of 2016 decreased 0.9 percent compared to the same period of 2015. The impact of currency translation reduced net sales by 4.1 percent. The Emplal Participações S.A. and SteriPack acquisitions increased net sales by 2.5 percent. The remaining 0.7 percent increase in net sales was driven by increases in volume of approximately 1 percent and mix of products sold partially offset by the contractual pass through of lower raw material costs.

Diluted earnings per share from continuing operations for the second quarter of 2016 were $0.53 compared to $0.67 reported in the same quarter of 2015. Results for 2016 included a $0.09 per share charge for restructuring costs related primarily to anticipated plant closures and related severance in Latin America. Results also included a $0.05 per share charge for acquisition-related costs comprised primarily of costs associated with the SteriPack acquisition. The net impact of currency translation decreased earnings per share during the second quarter of 2016 by approximately $0.02 of total Company earnings per share.

U.S. Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$671.0	$694.7
Operating profit	103.5	102.9
Operating profit as a percentage of net sales	15.4%	14.8%

U.S. Packaging net sales of $671.0 million for the second quarter of 2016 represented a decrease of 3.4 percent compared to the same period of 2015. Compared to prior year, unit volumes were up approximately 1 percent during the second quarter. The decrease in net sales was driven by the contractual pass through of lower raw material costs as well as the mix of products sold.

U.S. Packaging operating profit increased to $103.5 million in the second quarter of 2016, or 15.4 percent of net sales, compared to $102.9 million, or 14.8 percent of net sales, in 2015. This margin increase reflects operational improvements attributable to manufacturing efficiencies from our asset recapitalization program, partially offset by the impact of lower sales mix of products sold during the quarter.

Global Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$350.3	$335.6
Operating profit	8.5	27.0
Operating profit as a percentage of net sales	2.4%	8.0%

Global Packaging net sales for the second quarter of 2016 of $350.3 million represented an increase of 4.4 percent compared to the same period of 2015. Currency translation reduced net sales by 12.6 percent, primarily due to currencies in Latin America. Acquisitions increased net sales by 7.7 percent. Excluding the impact of currency translation and acquisitions, net sales increased by 9.3 percent, reflecting increased unit volumes of approximately 1 percent, along with increased sales price and mix.

Global Packaging operating profit for the second quarter of 2016 was $8.5 million compared to $27.0 million for the same period in 2015. Restructuring costs related to plant closures in Latin America decreased operating profit by $13.3 million. The SteriPack acquisition resulted in a $6.3 million pre-tax charge. The net impact of currency translation reduced operating profit during the second quarter of 2016 by $2.6 million as compared to the same period in 2015, primarily due to currencies in Latin America. Operating profit during the quarter also reflects the impact of positive sales mix and volume, partially offset by operational inefficiencies at one of our healthcare packaging facilities.

Interest Expense

(dollars in millions)	2016	2015
Interest expense	$14.0	$12.8
Effective interest rate	3.7%	3.7%

Interest expense increased primarily due to higher debt balances as a result of recent acquisitions.

Other Non-operating Income

(in millions)	2016	2015
Other non-operating income	$(0.6)	$(2.2)

A $1.2 million pre-tax gain on the sale of land was recorded as part of other non-operating income during the second quarter of 2015.

Results of Operations — Six Months Ended June 30, 2016

Consolidated Overview

(in millions, except per share amounts)	2016	2015
Net sales	$1,989.2	$2,070.4
Income from continuing operations	107.1	122.6
Diluted earnings per share from continuing operations	1.12	1.25

Net sales for the six months ended June 30, 2016, decreased 3.9 percent from the same period of 2015. The impact of currency translation reduced net sales by 5.3 percent. The Emplal Participações S.A. and SteriPack acquisitions increased net sales by 1.9 percent. The remaining 0.5 percent decrease in net sales was driven by the contractual pass through of lower raw material costs and mix of products sold, partially offset by a volume increase of approximately 1 percent.

Diluted earnings per share from continuing operations for the six months ended June 30, 2016 were $1.12 compared to $1.25 reported in the same period of 2015. Results for 2016 included a $0.09 per share charge for restructuring costs related primarily to planned plant closures in Latin America. Results also included a $0.06 per share charge for acquisition-related costs comprised primarily of costs associated with the Emplal Participações S.A. and SteriPack acquisitions. These costs were recorded both in operating income and interest expense, reflecting fees to extinguish portions of the Emplal seller's debt. The net impact of currency translation decreased operating profit during the first six months of 2016 by approximately $0.05 of total Company earnings per share.  Results for 2015 included a $0.03 charge from a healthcare packaging plant closure.

U.S. Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$1,331.5	$1,401.7
Operating profit	205.2	198.3
Operating profit as a percentage of net sales	15.4%	14.1%

U.S. Packaging net sales decreased 5.0 percent in the six months ended June 30, 2016, compared to the same period of 2015. Compared to the prior year, unit volumes were relatively flat during the first half of the year. The decrease in net sales was driven by the contractual pass through of lower raw material costs as well as the mix of products sold.

Operating profit for the six months ended June 30, 2016 was $205.2 million, or 15.4 percent of net sales, compared to $198.3 million, or 14.1 percent of net sales, in 2015. This margin increase primarily reflects operational improvements attributable to manufacturing efficiencies and our asset recapitalization program.

Global Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$657.7	$668.7
Operating profit	24.2	51.3
Operating profit as a percentage of net sales	3.7%	7.7%

Global Packaging net sales decreased 1.6 percent in the six months ended June 30, 2016 compared to the same period of 2015.  The impact of currency translation reduced net sales by 16.5 percent, primarily due to currencies in Latin America. The Emplal Participações S. A. and SteriPack acquisitions increased net sales by 6.0 percent. Excluding the impact of currency translation and acquisitions, net sales increased by 8.9 percent, reflecting increased unit volumes of approximately 2 percent, along with increased sales price and mix.

Operating profit for the six months ended June 30, 2016 was $24.2 million, or 3.7 percent of net sales, compared to $51.3 million, or 7.7 percent of net sales, in 2015. The net impact of currency translation decreased operating profit during the first six months of 2016 by $6.4 million as compared to the prior year, or approximately $0.05 of total Company earnings per share, primarily due to currencies in Latin America. Restructuring charges totaled $13.3 million for the first half of 2016. The Emplal Participações S. A. and SteriPack acquisitions resulted in a $6.9 million pre-tax charge for the first six months of 2016. Operational inefficiencies in our Latin American business and in our North American healthcare business reduced operating profit by approximately $13 million in the first half of the year. In Latin America, we improved profits sequentially related to the operational inefficiencies we experienced in the first quarter. In our healthcare business, we continue to work through the ramp-up of our newly hired workforce at our expanded Oshkosh facility. We anticipate the operating profit benefits from these improvements to begin in the fourth quarter.

Interest Expense

(dollars in millions)	2016	2015
Interest expense	$29.4	$25.9
Effective interest rate	4.0%	3.8%

Interest expense increased primarily as a result of higher debt balances due to recent acquisitions and also as a result of $0.9 million of fees paid in 2016 to extinguish portions of the seller's debt related to the Emplal Participações S.A. acquisition.

Other Non-operating Income

(in millions)	2016	2015
Other non-operating income	$(0.5)	$(4.0)

A $2.2 million pre-tax gain on the sale of land was recorded as part of other non-operating income in the six months ended June 30, 2015. The remaining difference relates to less interest income recorded in 2016 compared to 2015.

Consolidated Income Taxes

(dollars in millions)	2016	2015
Income taxes	$52.4	$62.1
Effective tax rate	32.9%	33.6%

The reduction in the year-to-date effective tax rates to 32.9 percent and 33.6 percent for 2016 and 2015, respectively, is primarily due to differences in the geographic mix of income. We expect the effective tax rate for the full year of 2016 to be approximately 33 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 53.5 percent and 52.4 percent at June 30, 2016 and December 31, 2015, respectively.  Total debt as of June 30, 2016 and December 31, 2015 was $1.6 billion and $1.4 billion, respectively.

Cash Flow

Net cash provided by operating activities was $153.0 million for the first six months of 2016, compared to $218.5 million for the first six months of 2015. Prior year cash flow was driven by our initial steps to implement disciplined management of working capital.

Net cash used in investing activities was $185.0 million for the first six months of 2016 compared to $75.3 million for the same period of 2015. Capital expenditures were $77.9 million for the first six months of 2016 compared to $96.3 million for the first six months of 2015. Cash used for acquisitions totaled $107.3 million for the first six months of 2016, primarily related to our SteriPack acquisition.

Net cash provided by financing activities was $32.8 million for the six months ended June 30, 2016, compared to net cash used of $100.2 million for the same period of 2015, which included share repurchases of $44.3 million and $83.4 million, respectively. In 2016, net borrowing of debt was an inflow of $147.0 million, compared to an inflow in 2015 of $45.0 million.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of June 30, 2016, our commercial paper debt outstanding was $503.8 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On July 22, 2016, we amended our revolving credit facility extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of June 30, 2016, there was $503.8 million of debt outstanding supported by this credit facility, leaving $596.2 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate. The Company was in compliance with all debt covenants in the first half of 2016.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2016.  For additional information, refer to Note 6 and Note 7 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in prior periods, we are in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases. For the most recent phase, which was completed during the second quarter of 2016, two of the Company's United States operations implemented certain modules of the new ERP system which resulted in some changes in internal controls. There were no other changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 13 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We believe that at June 30, 2016, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2016, our Board of Directors authorized an additional 20 million shares for repurchase. We did not repurchase any of our equity securities in the three months ended June 30, 2016. As of June 30, 2016, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 22,357,891 shares of our common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	July 29, 2016	/s/ Michael B. Clauer
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
10(a)
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 22, 2016, by and among the Company, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and various financial institutions. (4)
Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101	Interactive data files.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 26, 2012 (File No. 1-5277).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 22, 2016 (File No. 1-5277).