Form 10-Q
period 2016-09-30
BEMIS CO INC
filed 2016-10-28
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 26, 2016, the registrant had 93,711,399 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, general and global economic conditions caused by inflation, interest rates, consumer confidence, rates of unemployment and foreign currency exchange rates; investment performance of assets in our pension plans; competitive conditions within our markets, including the acceptance of our new and existing products; potential loss of business or increased costs due to customer or vendor consolidation; customer contract bidding activity; threats or challenges to our patented or proprietary technologies; raw materials: costs, availability, and terms (particularly for polymer resins and adhesives); price changes for raw materials and our ability to pass these price changes on to our customers or otherwise manage commodity price fluctuation risks; unexpected energy surcharges; broad changes in customer order patterns; a failure in our information technology infrastructure or applications; changes in governmental regulation, especially in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment; unexpected outcomes in our current and future administrative and litigation proceedings; unexpected outcomes in our current and future tax proceedings; changes in domestic and international tax laws; costs associated with the pursuit of business combinations or divestitures; unexpected costs associated with the integration of acquired businesses; unexpected costs and timing related to transition of production; changes in our labor relations; and the impact of changes in the world political environment including threatened or actual armed conflict.  These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 2015 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements.  In addition, actual future results could differ materially from those projected in the forward-looking statements as a result of changes in the assumptions used in making such forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$1,027.2	$1,018.3	$3,016.4	$3,088.7
Cost of products sold	802.4	796.5	2,365.8	2,428.2
Gross profit	224.8	221.8	650.6	660.5

Operating expenses:
Selling, general, and administrative expenses	95.8	101.8	295.6	312.1
Research and development	11.6	11.0	34.7	33.8
Restructuring and acquisition-related costs	4.4	4.6	24.8	9.9
Other operating income	(3.2)	(1.4)	(9.1)	(7.7)

Operating income	116.2	105.8	304.6	312.4

Interest expense	15.1	12.6	44.5	38.5
Other non-operating income	(0.6)	(0.8)	(1.1)	(4.8)

Income from continuing operations before income taxes	101.7	94.0	261.2	278.7

Provision for income taxes	33.1	31.5	85.5	93.6

Income from continuing operations	68.6	62.5	175.7	185.1

Loss from discontinued operations	—	—	—	(2.6)

Net income	$68.6	$62.5	$175.7	$182.5

Basic earnings per share:
Income from continuing operations	$0.73	$0.65	$1.86	$1.91
Loss from discontinued operations	—	—	—	(0.03)
Net income	$0.73	$0.65	$1.86	$1.88

Diluted earnings per share:
Income from continuing operations	$0.72	$0.64	$1.84	$1.89
Loss from discontinued operations	—	—	—	(0.03)
Net income	$0.72	$0.64	$1.84	$1.86

Cash dividends paid per share	$0.29	$0.28	$0.87	$0.84

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$68.6	$62.5	$175.7	$182.5
Other comprehensive (loss) income:
Translation adjustments	(10.9)	(119.8)	63.8	(206.1)
Pension and other postretirement liability adjustments, net of tax (a)	2.0	3.2	11.0	9.6
Other comprehensive (loss) income	(8.9)	(116.6)	74.8	(196.5)
Total comprehensive income (loss)	$59.7	$(54.1)	$250.5	$(14.0)

(a) Tax expense related to pension and other postretirement liability adjustments	$1.9	$2.0	$6.9	$6.0

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	September 30, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$79.1	$59.2
Trade receivables	474.7	451.3
Inventories	568.6	525.9
Prepaid expenses and other current assets	76.6	82.6
Total current assets	1,199.0	1,119.0

Property and equipment, net	1,268.9	1,206.3

Goodwill	1,037.2	949.5
Other intangible assets, net	161.6	149.8
Deferred charges and other assets	86.4	65.2
Total other long-term assets	1,285.2	1,164.5

TOTAL ASSETS	$3,753.1	$3,489.8

LIABILITIES

Current portion of long-term debt	$1.5	$5.8
Short-term borrowings	15.9	29.6
Accounts payable	422.6	334.8
Employee-related liabilities	77.3	93.3
Accrued income and other taxes	41.5	35.2
Other current liabilities	66.1	90.4
Total current liabilities	624.9	589.1

Long-term debt, less current portion	1,485.9	1,353.9
Deferred taxes	198.6	172.4
Other liabilities and deferred credits	160.7	167.0
Total liabilities	2,470.1	2,282.4

Commitments and contingencies (See Note 14)

EQUITY

Common stock issued (128.8 and 128.2 shares, respectively)	12.9	12.8
Capital in excess of par value	576.8	573.2
Retained earnings	2,308.5	2,216.0
Accumulated other comprehensive loss	(435.1)	(509.9)
Common stock held in treasury (35.1 and 33.1 shares at cost, respectively)	(1,180.1)	(1,084.7)
Total equity	1,283.0	1,207.4

TOTAL LIABILITIES AND EQUITY	$3,753.1	$3,489.8

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$175.7	$182.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.4	118.1
Excess tax benefit from share-based payment arrangements	(4.4)	(0.3)
Share-based compensation	13.9	13.7
Deferred income taxes	17.0	(5.0)
Income of unconsolidated affiliated company	(1.7)	(1.5)
Non-cash impairment charge of discontinued operations	—	3.2
Loss (gain) on sale of property and equipment	1.7	(3.0)
Changes in working capital, excluding effect of acquisitions, divestitures and currency	15.4	94.6
Changes in other assets and liabilities	9.4	9.7

Net cash provided by operating activities	348.4	412.0

Cash flows from investing activities
Additions to property and equipment	(129.0)	(147.9)
Business acquisitions and adjustments, net of cash acquired	(114.5)	—
Proceeds from sale of property and equipment	7.3	9.4
Proceeds from divestitures	—	13.6

Net cash used in investing activities	(236.2)	(124.9)

Cash flows from financing activities
Proceeds from issuance of long-term debt	297.1	2.0
Repayment of long-term debt	(23.9)	—
Net repayment of commercial paper	(165.8)	(31.8)
Net repayment of short-term debt	(8.1)	(20.0)
Cash dividends paid to shareholders	(86.9)	(82.2)
Common stock purchased for the treasury	(95.4)	(104.3)
Deferred payments for business acquisitions	—	(4.3)
Excess tax benefit from share-based payment arrangements	4.4	0.3
Stock incentive programs and related tax withholdings	(14.6)	(2.7)

Net cash used in financing activities	(93.2)	(243.0)

Effect of exchange rates on cash and cash equivalents	0.9	(12.6)

Net increase in cash and cash equivalents	19.9	31.5

Cash and cash equivalents balance at beginning of year	59.2	47.1

Cash and cash equivalents balance at end of period	$79.1	$78.6

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2014	$12.8	$559.7	$2,086.8	$(291.7)	$(934.6)	$1,433.0

Net income			182.5			182.5
Other comprehensive loss				(196.5)		(196.5)
Cash dividends declared on common stock			(82.7)			(82.7)
Stock incentive programs and related tax withholdings (0.1 shares)		(2.7)				(2.7)
Excess tax benefit from share-based payment arrangements		0.3				0.3
Share-based compensation		13.7				13.7
Purchase of 2.3 shares of common stock for the treasury					(104.3)	(104.3)

Balance at September 30, 2015	$12.8	$571.0	$2,186.6	$(488.2)	$(1,038.9)	$1,243.3

Balance at December 31, 2015	$12.8	$573.2	$2,216.0	$(509.9)	$(1,084.7)	$1,207.4

Net income			175.7			175.7
Other comprehensive income				74.8		74.8
Cash dividends declared on common stock			(83.2)			(83.2)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(14.7)				(14.6)
Excess tax benefit from share-based payment arrangements		4.4				4.4
Share-based compensation		13.9				13.9
Purchase of 2.0 shares of common stock for the treasury					(95.4)	(95.4)

Balance at September 30, 2016	$12.9	$576.8	$2,308.5	$(435.1)	$(1,180.1)	$1,283.0

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

Note 2 — New Accounting Guidance

In August 2016, the Financial Accounting Standards Board ("FASB") issued guidance to simplify elements of cash flow classification. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition's consummation date (approximately three months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The guidance is required to be applied by the Company in the first quarter of 2018, but early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued guidance that will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and recognized in the statement of cash flows as operating cash flows. The guidance will also allow employee tax withholdings above the minimum statutory requirement without triggering liability accounting. Finally, the Company will be able to make a policy election to account for forfeitures as they occur. The guidance is required to be applied by the Company in the first quarter of 2017, but early adoption is permitted.

If this guidance was adopted in the first quarter of 2016, diluted earnings per share in the first quarter would have increased by $0.04 from $0.59 to $0.63 due to a reduction in income tax expense. The impact to operating cash flow in the first quarter of 2016 would have been an increase of $4.2 million with a corresponding decrease in financing cash flows. Stock awards typically vest in the first quarter so the impact is concentrated in the first three months of each year. The impact in future years will be dependent on Bemis stock performance and the number of shares vesting each year.  The impact in 2016 is expected to be more significant than 2017 as approximately one million shares vested in 2016, compared to 0.4 million shares scheduled to vest in 2017.  The Company expects to adopt this guidance in the first quarter of 2017.

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

Note 3 — Senior Notes Offering

On September 15, 2016, the Company issued $300 million aggregate principal amount of senior notes due in 2026 with a fixed interest rate of 3.1 percent. The Company will pay interest on the notes semi-annually on March 15 and September 15 of each year, beginning on March 15, 2017. Net proceeds from the offering of approximately $296.8 million were used to repay outstanding commercial paper and for general corporate purposes.

Note 4 — Acquisition

On April 29, 2016, the Company acquired the medical device packaging operations and related value-added services of SteriPack Group, a global manufacturer of sterile packaging solutions for medical device and pharmaceutical applications. This acquisition includes a facility in Ireland as well as packaging production assets in Malaysia and the United States. The cash purchase price was $115.5 million. Of the total purchase price, $108.3 million was paid in the six months ended June 30, 2016 and $7.2 million was paid in July. The preliminary allocation of the purchase price resulted in approximately $66.8 million of goodwill for the Global Packaging segment, the majority of which is not expected to be tax deductible. The goodwill identified by this acquisition reflects the benefits expected to be derived from product line expansion. The fair value and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are:

(in millions, except useful life)	Fair Value	Weighted Average Useful Life
Customer relationships	$21.8	8 years
Order backlog	1.7	2 months
Total	$23.5

The fair value of assets and liabilities acquired was $131.3 million and $15.8 million, respectively. Pro forma financial information and allocation of the purchase price are not presented as the effects of this acquisition are not material to the Company's results of operations or financial position.

Note 5 — Divestiture and Plant Closure

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

Note 6 — Restructuring

During the second quarter of 2016, the Company initiated a restructuring program to improve efficiencies and reduce fixed costs. As a part of this program, four Latin American facilities within the Global Packaging segment will be closed. Most of the production from these facilities will be transferred to other facilities. Based on current estimates and actual charges to date, the Company expects total project costs of approximately $28 to $30 million, with employee termination costs accounting for $15 to $16 million of the total and the balance in other restructuring costs which include fixed asset accelerated depreciation of approximately $3 million. Expenses in the third quarter of 2016 were $4.3 million which consisted primarily of fixed asset and other program costs. Expenses for the nine months ended September 30, 2016 were $17.6 million.

An analysis of the 2016 program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Net expense accrued	$14.8	$1.0	$1.8	$17.6
Utilization (cash payments or otherwise settled)	(3.2)	(1.0)	(0.6)	(4.8)
Translation adjustments and other	0.4	—	—	0.4
Reserve balance at September 30, 2016	$12.0	$—	$1.2	$13.2

Plant closings associated with the program are expected to be completed in 2017, with the majority of program costs incurred by the end of 2016. Cash payments in 2016 are expected to be approximately $12 to $13 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and acquisition-related costs. The accruals related to restructuring activities have been recorded on the consolidated balance sheet as other current liabilities.

Note 7 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At September 30, 2016 and December 31, 2015, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at September 30, 2016 and December 31, 2015 follow:

	September 30, 2016		December 31, 2015
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt	$1,485.9	$1,583.6	$1,353.9	$1,421.6

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

	Fair Value As of	Fair Value As of
	September 30, 2016	December 31, 2015
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset position	$17.1	$5.2

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At September 30, 2016 and December 31, 2015, the Company had outstanding forward exchange contracts with notional amounts aggregating $6.0 million and $3.8 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at September 30, 2016 and December 31, 2015 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	September 30, 2016	December 31, 2015
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$17.1	$5.2

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2016	2015	2016	2015
Designated as hedges
Interest rate swaps	Interest expense	$0.8	$1.7	$3.7	$5.6
Not designated as hedges
Forward exchange contracts	Other operating income	0.1	0.2	(0.8)	0.6
Total		$0.9	$1.9	$2.9	$6.2

Note 9 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
Raw materials and supplies	$188.7	$169.3
Work in process and finished goods	379.9	356.6
Total inventories	$568.6	$525.9

Note 10 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Total
Reported balance at December 31, 2015	$632.1	$317.4	$949.5
Acquisition and acquisition adjustments	—	63.2	63.2
Currency translation	0.5	24.0	24.5
Reported balance at September 30, 2016	$632.6	$404.6	$1,037.2

Acquisition and acquisition adjustments are comprised of opening balance sheet adjustments related to the Emplal Participações S. A. and SteriPack acquisitions.

The components of amortized intangible assets follow:

	September 30, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.5	$(1.2)	$10.0	$(1.2)
Technology based	79.7	(50.9)	79.6	(47.5)
Marketing related	14.2	(8.9)	12.7	(7.8)
Customer based	206.1	(86.9)	180.4	(76.4)
Reported balance	$309.5	$(147.9)	$282.7	$(132.9)

Amortization expense for intangible assets was $11.6 million and $10.3 million during the first nine months of 2016 and 2015, respectively.  Estimated amortization expense is $4.0 million for the remainder of 2016, $16.1 million for 2017 and

2018, $15.9 million for 2019, $15.0 million for 2020, and $13.8 million for 2021.  The Company does not have any accumulated impairment losses.

Note 11 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension and other postretirement plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2015 Annual Report on Form 10-K are expected to continue unchanged throughout 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost - benefits earned during the period	$1.9	$1.9	$—	$—	$5.7	$5.8	$—	$—
Interest cost on projected benefit obligation	8.2	8.2	—	0.1	24.6	24.5	0.1	0.2
Expected return on plan assets	(12.9)	(12.7)	—	—	(38.7)	(38.1)	—	—
Settlement loss	0.1	—	—	—	6.0	—	—	—
Amortization:
Unrecognized transition obligation	—	0.1	—	—	—	0.1	—	—
Prior service cost	0.2	0.2	—	—	0.6	0.7	(0.2)	—
Actuarial net loss (gain)	3.6	5.0	(0.2)	(0.1)	10.9	15.1	(0.5)	(0.2)
Net periodic benefit cost	$1.1	$2.7	$(0.2)	$—	$9.1	$8.1	$(0.6)	$—

In the three months ended June 30, 2016, the Company recognized a $5.8 million pension settlement charge related to supplemental pension plan lump sum payments. Costs for defined contribution pension plans were $1.1 million and $9.1 million for the three and nine months ended September 30, 2016, respectively. Costs for defined contribution pension plans were $4.9 million and $14.6 million for the three and nine months ended September 30, 2015, respectively.

Note 12 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2014	$(151.3)	$(140.4)	$(291.7)
Other comprehensive loss before reclassifications	(206.1)	—	(206.1)
Amounts reclassified from accumulated other comprehensive loss	—	9.6	9.6
Net current period other comprehensive (loss) income	(206.1)	9.6	(196.5)
September 30, 2015	$(357.4)	$(130.8)	$(488.2)

December 31, 2015	$(366.5)	$(143.4)	$(509.9)
Other comprehensive income before reclassifications	63.8	0.7	64.5
Amounts reclassified from accumulated other comprehensive loss	—	10.3	10.3
Net current period other comprehensive income	63.8	11.0	74.8
September 30, 2016	$(302.7)	$(132.4)	$(435.1)

The following table summarizes amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Pension and postretirement costs (See Note 11)	$3.2	$5.3	$16.8	$15.9
Tax benefit	(1.9)	(2.1)	(6.5)	(6.3)
Pension and postretirement costs, net of tax	$1.3	$3.2	$10.3	$9.6

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $82.1 million and $89.0 million as of September 30, 2016 and December 31, 2015, respectively.

Note 13 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Numerator
Net income	$68.6	$62.5	$175.7	$182.5

Denominator
Weighted average common shares outstanding — basic	94.3	96.4	94.6	97.0
Dilutive shares	0.7	1.3	0.9	1.2
Weighted average common and common equivalent shares outstanding — diluted	95.0	97.7	95.5	98.2

Per common share income
Basic	$0.73	$0.65	$1.86	$1.88
Diluted	$0.72	$0.64	$1.84	$1.86

     There were no anti-dilutive stock awards outstanding for the three and nine months ended September 30, 2016 and 2015.

Note 14 — Legal Proceedings

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at September 30, 2016 and December 31, 2015 was $3.7 million and $5.6 million, respectively.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga") received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $11.7 million, translated to U.S. dollars at the September 30, 2016 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Brazil Investigation

     On September 18, 2007, the Secretariat of Economic Law ("SDE"), a governmental agency in Brazil (which has now been replaced by the General Superintendence of the Administrative Council for Economic Defense), initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Dixie Toga subsidiary. The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries. Given the nature of the proceedings, the Company is unable at the present time to predict the outcome of this matter.

Note 15 — Segments of Business

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

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately eleven percent of the Company's sales in the first nine months of 2016. The Company primarily sells to Kraft Heinz in the U.S. Packaging segment.

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Segments (in millions)	2016	2015	2016	2015
Sales including intersegment sales:
U.S. Packaging	$664.8	$696.7	$2,009.5	$2,111.8
Global Packaging	374.6	332.6	1,043.5	1,014.4

Intersegment sales:
U.S. Packaging	(7.2)	(6.5)	(20.4)	(19.9)
Global Packaging	(5.0)	(4.5)	(16.2)	(17.6)
Total net sales	$1,027.2	$1,018.3	$3,016.4	$3,088.7

U.S. Packaging operating profit	$100.8	$100.0	$306.0	$298.3

Global Packaging:
Operating profit before restructuring and acquisition-related costs	36.2	31.8	80.6	88.4
Restructuring and acquisition-related costs	(4.4)	(1.9)	(24.6)	(7.2)
Operating profit	31.8	29.9	56.0	81.2

General corporate expenses	(16.4)	(24.1)	(57.4)	(67.1)

Operating income	116.2	105.8	304.6	312.4

Interest expense	15.1	12.6	44.5	38.5
Other non-operating income	(0.6)	(0.8)	(1.1)	(4.8)

Income from continuing operations before income taxes	$101.7	$94.0	$261.2	$278.7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2016

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2016		2015		2016		2015
Net sales	$1,027.2	100.0%	$1,018.3	100.0%	$3,016.4	100.0%	$3,088.7	100.0%
Cost of products sold	802.4	78.1	796.5	78.2	2,365.8	78.4	2,428.2	78.6
Gross profit	224.8	21.9	221.8	21.8	650.6	21.6	660.5	21.4

Operating expenses
Selling, general, and administrative expenses	95.8	9.3	101.8	10.0	295.6	9.8	312.1	10.1
Research and development	11.6	1.1	11.0	1.1	34.7	1.2	33.8	1.1
Restructuring and acquisition-related costs	4.4	0.4	4.6	0.5	24.8	0.8	9.9	0.3
Other operating income	(3.2)	(0.3)	(1.4)	(0.1)	(9.1)	(0.3)	(7.7)	(0.2)
Operating income	116.2	11.3	105.8	10.4	304.6	10.1	312.4	10.1

Interest expense	15.1	1.5	12.6	1.2	44.5	1.5	38.5	1.2
Other non-operating income	(0.6)	(0.1)	(0.8)	(0.1)	(1.1)	—	(4.8)	(0.2)
Income from continuing operations before income taxes	101.7	9.9	94.0	9.2	261.2	8.7	278.7	9.0

Provision for income taxes	33.1	3.2	31.5	3.1	85.5	2.8	93.6	3.0

Income from continuing operations	68.6	6.7%	62.5	6.1%	175.7	5.8%	185.1	6.0%

Loss from discontinued operations	—	—%	—	—%	—	—%	(2.6)	(0.1)%

Net income	$68.6	6.7%	$62.5	6.1%	$175.7	5.8%	$182.5	5.9%

Effective income tax rate		32.5%		33.5%		32.7%		33.6%

Diluted earnings per share from continuing operations	$0.72		$0.64		$1.84		$1.89

Overview

Bemis Company, Inc. is a major supplier of flexible and rigid plastic packaging used by leading food, consumer products, healthcare, and other companies worldwide.  Historically, about 80 percent of our total net sales are to customers in the food industry.  Sales of our packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Our emphasis on supplying packaging to the food industry has typically provided a more stable market environment for our U.S. Packaging and Global Packaging business segments.

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

Restructuring

To improve efficiencies and reduce fixed costs, we initiated a restructuring program during the second quarter of 2016. As a part of this program, four Latin American facilities within the Global Packaging segment will be closed. Most of the production from these facilities will be transferred to other facilities. The closures are expected to be completed in 2017. We expect total project costs of approximately $28 to $30 million, with employee termination costs accounting for $15 to $16 million of the total and the balance in other restructuring costs which include fixed asset accelerated depreciation of approximately $3 million. Cost reductions from the program are expected to reach the full run rate of approximately $16 million annually during 2018. As the economic environment in Latin America continues to challenge consumers, as well as our customers in the region, this consolidation program helps us offset these headwinds and keeps us on track in achieving our long-term margin targets in the Global Packaging segment.

We recorded $4.3 million and $17.6 million of charges associated with the restructuring program during the three and nine months ended September 30, 2016, respectively. These costs have been recorded on the consolidated statement of income as restructuring and acquisition-related costs. Total program cash payments are expected to be $25 to $28 million with approximately $12 to $13 million paid in 2016 and the majority of the balance paid in 2017.

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

Results of Operations — Third Quarter 2016

Consolidated Overview

(in millions, except per share amounts)	2016	2015
Net sales	$1,027.2	$1,018.3
Income from continuing operations	68.6	62.5
Diluted earnings per share from continuing operations	0.72	0.64

Net sales for the third quarter of 2016 increased 0.9 percent compared to the same period of 2015. The impact of currency translation reduced net sales by 1.9 percent. The Emplal Participações S.A. and SteriPack acquisitions increased net sales by 3.2 percent.

Diluted earnings per share from continuing operations for the third quarter of 2016 were $0.72 compared to $0.64 reported in the same quarter of 2015. Results for 2016 included a $0.03 per share charge for restructuring costs related primarily to anticipated plant closures in Latin America. Results for 2015 included a $0.02 charge for acquisition-related costs comprised of direct acquisition costs associated with the Emplal Participações S.A. acquisition and charges related to contingent liabilities associated with a prior acquisition and a $0.01 charge from a healthcare packaging plant closure.

U.S. Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$657.6	$690.2
Operating profit	100.8	100.0
Operating profit as a percentage of net sales	15.3%	14.5%

U.S. Packaging net sales of $657.6 million for the third quarter of 2016 represented a decrease of 4.7 percent compared to the same period of 2015. Unit volumes were approximately the same as the prior third quarter. The decrease in net sales was driven by mix of products sold and the contractual pass through of lower raw material costs.

U.S. Packaging operating profit increased to $100.8 million in the third quarter of 2016, or 15.3 percent of net sales, compared to $100.0 million, or 14.5 percent of net sales, in 2015. This margin increase primarily reflects operational improvements attributable to manufacturing efficiencies from our asset recapitalization program.

Global Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$369.6	$328.1
Operating profit	31.8	29.9
Operating profit as a percentage of net sales	8.6%	9.1%

Global Packaging net sales for the third quarter of 2016 of $369.6 million represented an increase of 12.6 percent compared to the same period of 2015. Currency translation reduced net sales by 6.0 percent. Acquisitions increased net sales by 9.9 percent. Excluding the impact of currency translation and acquisitions, net sales increased by 8.7 percent, reflecting increased sales price and mix. Unit volumes were approximately the same as the prior third quarter.

Global Packaging operating profit for the third quarter of 2016 was $31.8 million compared to $29.9 million for the same period in 2015. Restructuring costs related to plant closures in Latin America decreased operating profit by $4.3 million. The net impact of currency translation reduced operating profit during the third quarter of 2016 by $1.0 million as compared to the same period in 2015. Operating profit during the quarter reflects the impact of positive sales price and mix, partially offset by continued operational inefficiencies at one of our healthcare packaging facilities. During 2015, management initiated the planned closure of one of our healthcare packaging plants, resulting in a $1.4 million pre-tax charge for the third quarter. The Emplal Participações S.A. acquisition resulted in a $0.5 million pre-tax charge for the third quarter of 2015.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2016	2015
Selling, general, and administrative expenses (SG&A)	$95.8	$101.8
SG&A as a percentage of net sales	9.3%	10.0%

SG&A expenses declined due to the impact of lower employee-related expenses and disciplined cost control measures. We expect total SG&A to be slightly less than 10 percent of net sales for the full year 2016.

Interest Expense

(dollars in millions)	2016	2015
Interest expense	$15.1	$12.6
Effective interest rate	3.9%	3.8%

Interest expense increased primarily as a result of higher debt balances due to recent acquisitions and higher interest rates on commercial paper and other variable-rate debt.

Results of Operations — Nine Months Ended September 30, 2016

Consolidated Overview

(in millions, except per share amounts)	2016	2015
Net sales	$3,016.4	$3,088.7
Income from continuing operations	175.7	185.1
Diluted earnings per share from continuing operations	1.84	1.89

Net sales for the nine months ended September 30, 2016, decreased 2.3 percent from the same period of 2015. The impact of currency translation reduced net sales by 4.2 percent. The Emplal Participações S.A. and SteriPack acquisitions increased net sales by 2.4 percent.

Diluted earnings per share from continuing operations for the nine months ended September 30, 2016 were $1.84 compared to $1.89 reported in the same period of 2015. Results for 2016 included a $0.12 per share charge for restructuring costs related primarily to planned plant closures and related severance in Latin America. Results also included a $0.06 per share charge for acquisition-related costs comprised primarily of costs associated with the Emplal Participações S.A. and SteriPack acquisitions. These costs were recorded both in operating income and interest expense, reflecting fees to extinguish portions of the Emplal seller's debt. The net impact of currency translation decreased operating profit during the first nine months of 2016 by approximately $0.05 of total Company earnings per share.  Results for 2015 included a $0.04 charge from a healthcare packaging plant closure and a $0.02 charge for acquisition-related costs comprised of direct acquisition costs associated with the Emplal Participações S.A. acquisition and charges related to contingent liabilities associated with a prior acquisition.

U.S. Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$1,989.1	$2,091.9
Operating profit	306.0	298.3
Operating profit as a percentage of net sales	15.4%	14.3%

U.S. Packaging net sales decreased 4.9 percent in the nine months ended September 30, 2016, compared to the same period of 2015. Compared to the prior year, unit volumes were relatively flat during the first nine months of the year. The decrease in net sales was driven by the contractual pass through of lower raw material costs as well as the mix of products sold.
Operating profit for the nine months ended September 30, 2016 was $306.0 million, or 15.4 percent of net sales, compared to $298.3 million, or 14.3 percent of net sales, in 2015. This margin increase primarily reflects operational improvements attributable to manufacturing efficiencies and our asset recapitalization program.

Global Packaging Business Segment

(dollars in millions)	2016	2015
Net sales	$1,027.3	$996.8
Operating profit	56.0	81.2
Operating profit as a percentage of net sales	5.5%	8.1%

Global Packaging net sales increased 3.1 percent in the nine months ended September 30, 2016 compared to the same period of 2015.  The impact of currency translation reduced net sales by 13.1 percent, primarily due to currencies in Latin America. The Emplal Participações S. A. and SteriPack acquisitions increased net sales by 7.2 percent. Excluding the impact of currency translation and acquisitions, net sales increased by 9.0 percent, reflecting increased sales price and mix along with increased unit volumes of approximately 1 percent.

Operating profit for the nine months ended September 30, 2016 was $56.0 million, or 5.5 percent of net sales, compared to $81.2 million, or 8.1 percent of net sales, in 2015. The net impact of currency translation decreased operating profit during the first nine months of 2016 by $7.4 million as compared to the prior year, or approximately $0.05 of total Company earnings per share, primarily due to currencies in Latin America. Restructuring charges totaled $17.6 million for the first nine months of 2016. The Emplal Participações S. A. and SteriPack acquisitions resulted in $7.0 million of acquisition-related costs for the first nine months of 2016. Operational inefficiencies in our Latin American business and at our expanded Oshkosh healthcare packaging facility reduced operating profit by approximately $14 million in the first nine months of the year. In Latin America, we improved profits sequentially related to the operational inefficiencies we experienced in the first quarter. In our healthcare packaging business, we continue to work through the ramp-up of our newly hired workforce at our expanded Oshkosh facility. These unfavorable impacts were more than offset by improvements in our other global businesses and the operating results of our recently acquired businesses. During 2015, management initiated the planned closure of one of its healthcare packaging plants, resulting in a $6.7 million pre-tax charge. The Emplal Participações S. A. acquisition resulted in $0.5 million of acquisition-related costs for the first nine months of 2015.

Interest Expense

(dollars in millions)	2016	2015
Interest expense	$44.5	$38.5
Effective interest rate	4.1%	3.9%

Interest expense increased primarily as a result of higher debt balances due to recent acquisitions and higher interest rates on commercial paper and other variable-rate debt. The increase was also a result of $0.9 million of fees paid in 2016 to extinguish portions of the debt assumed related to the Emplal Participações S.A. acquisition.

Other Non-operating Income

(in millions)	2016	2015
Other non-operating income	$(1.1)	$(4.8)

A $2.2 million pre-tax gain on the sale of land was recorded as part of other non-operating income in the nine months ended September 30, 2015. The remaining difference relates to less interest income recorded in 2016 compared to 2015.

Consolidated Income Taxes

(dollars in millions)	2016	2015
Income taxes	$85.5	$93.6
Effective tax rate	32.7%	33.6%

The reduction in the year-to-date effective tax rate to 32.7 percent in 2016 from 33.6 percent in 2015 is primarily due to differences in the geographic mix of income. We expect the effective tax rate for the full year of 2016 to be slightly less than 33 percent.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 52.6 percent and 52.4 percent at September 30, 2016 and December 31, 2015, respectively.  Total debt as of September 30, 2016 and December 31, 2015 was $1.5 billion and $1.4 billion, respectively.

Cash Flow

Net cash provided by operating activities was $348.4 million for the first nine months of 2016, compared to $412.0 million for the first nine months of 2015. Prior year cash flow reflects the initial benefits of programs implemented to drive improvements in working capital.

Net cash used in investing activities was $236.2 million for the first nine months of 2016 compared to $124.9 million for the same period of 2015. Capital expenditures were $129.0 million for the first nine months of 2016 compared to $147.9 million for the first nine months of 2015. Cash used for acquisitions totaled $114.5 million for the first nine months of 2016, primarily related to our SteriPack acquisition. In the nine months ended September 30, 2016, we received approximately $6.9 million as net proceeds from the sale of land and buildings in Brazil and Mexico related to a previous restructuring program.

Net cash used in financing activities was $93.2 million for the nine months ended September 30, 2016, compared to $243.0 million for the same period of 2015. In 2016, net borrowing of debt was an inflow of $99.3 million, compared to an outflow in 2015 of $49.8 million.

On September 15, 2016, we issued $300 million aggregate principal amount of senior notes due in 2026 with a fixed interest rate of 3.1 percent. The proceeds were used to repay outstanding commercial paper and for general corporate purposes.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of September 30, 2016, our commercial paper debt outstanding was $165.5 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On July 22, 2016, we amended our revolving credit facility extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of September 30, 2016, there was $165.5 million of debt outstanding supported by this credit facility, leaving $934.5 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate. We are in compliance with all debt covenants.

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

New Accounting Pronouncements

Refer to Note 2 — New Accounting Guidance in the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2016.  For additional information, refer to Note 7 and Note 8 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 14 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We believe that at September 30, 2016, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1-31, 2016	889,700	$50.90	889,700	21,468,191
September 1-30, 2016	110,300	$52.34	110,300	21,357,891

		$51.06	1,000,000	21,357,891

On February 4, 2016, our Board of Directors authorized an additional 20 million shares for repurchase. During the third quarter of 2016, we repurchased 1,000,000 of our equity securities in the open market at an average purchase price of $51.06 per share. As of September 30, 2016, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 21,357,891 shares of our common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	October 28, 2016	/s/ Michael B. Clauer
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

Exhibit	Description	Form of Filing
3(a)	Restated Articles of Incorporation of the Registrant, as amended. (1)	Incorporated by Reference
3(b)	By-Laws of the Registrant, as amended through October 7, 2016. (2)	Incorporated by Reference
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
Incorporated by Reference
4(b)	Form of 3.100% Note due 2026. (5)	Incorporated by Reference
10(a)
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 22, 2016, by and among the Company, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and various financial institutions. (4)
Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101	Interactive data files.	Filed Electronically

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 7, 2016 (File No. 1-5277).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277).

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 22, 2016 (File No. 1-5277).

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 15, 2016 (File No. 1-5277).