Form 10-Q
period 2017-03-31
BEMIS CO INC
filed 2017-04-28
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company.  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 26, 2017, the registrant had 91,950,959 shares of Common Stock, $0.10 par value, issued and outstanding.

Forward-Looking Statements

Unless otherwise indicated, references to "Bemis Company," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Bemis Company, Inc. and its consolidated subsidiaries.

This Quarterly Report contains certain estimates, predictions, and other “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  Forward-looking statements are generally identified with the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” “outlook,” “approximately,” “would,” “could,” or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), including those of acquired companies, perceived opportunities in the market and statements regarding our strategy and vision.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ from those expected include, but are not limited to:

•	The costs, availability, and terms of acquiring our raw materials (particularly for polymer resins and adhesives), as well as our ability to pass any price changes on to our customers;

•	Our ability to retain and build upon the relationships and sales of our key customers;

•	The potential loss of business or increased costs due to customer or vendor consolidation;

•	The ability of our operations to maintain working efficiencies, as well as properly adjust to continuing changes in global politics, legislation, and economic conditions;

•	A failure to realize the full potential of our restructuring activities;

•	Variances in key exchange rates that could affect the translation of the financial statements of our foreign entities.

•	Our ability to effectively implement and update our global enterprise resource planning ("ERP") systems;

•	Our ability to realize the benefits of our acquisitions and divestitures, and whether we are able to properly integrate those businesses we have acquired;

•	Fluctuations in interest rates and our borrowing costs, along with other key financial variables;

•	A potential failure in our information technology infrastructure or applications and their ability to protect our key functions from cyber-crime and other malicious content;

•	Unexpected outcomes in our current and future administrative and litigation proceedings;

•	Changes in governmental regulations, particularly in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment;

•	Changes in the competitive conditions within our markets, as well as changes in the demand for our goods;

•	Our ability to effectively introduce new products into the market and to protect or retain our intellectual property rights;

•	Changes in our ability to attract and retain high performance employees;

•	Changes in the value of our goodwill and other intangible assets;

•	Changes in import and export regulation that could subject us to liability or impair our ability to compete in international markets;

•	Our ability to manage all costs associated with our pension plans; and

•	Changes in our credit rating.

These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements. In addition, actual future results could differ materially from those projected in the forward-looking statements as a result of changes in the assumptions used in making such forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$995.4	$967.9
Cost of products sold	797.5	759.1
Gross profit	197.9	208.8

Operating expenses:
Selling, general, and administrative expenses	94.6	99.4
Research and development	12.5	11.5
Restructuring and acquisition-related costs	4.4	0.8
Other operating income	(3.0)	(2.3)

Operating income	89.4	99.4

Interest expense	16.0	15.4
Other non-operating (income) expense	(0.9)	0.1

Income before income taxes	74.3	83.9

Provision for income taxes	23.2	27.7

Net income	$51.1	$56.2

Basic earnings per share	$0.55	$0.59

Diluted earnings per share	$0.55	$0.59

Cash dividends paid per share	$0.30	$0.29

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2017	2016
Net income	$51.1	$56.2
Other comprehensive income:
Translation adjustments	29.9	43.8
Pension and other postretirement liability adjustments, net of tax (a)	2.1	3.3
Other comprehensive income	32.0	47.1
Total comprehensive income	$83.1	$103.3

(a) Tax expense related to pension and other postretirement liability adjustments	$1.4	$1.4

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$50.8	$74.2
Trade receivables	475.7	461.9
Inventories	580.3	549.4
Prepaid expenses and other current assets	89.2	80.0
Total current assets	1,196.0	1,165.5

Property and equipment, net	1,302.4	1,283.8

Goodwill	1,037.2	1,028.8
Other intangible assets, net	152.3	155.2
Deferred charges and other assets	90.9	82.4
Total other long-term assets	1,280.4	1,266.4

TOTAL ASSETS	$3,778.8	$3,715.7

LIABILITIES

Current portion of long-term debt	$2.1	$2.0
Short-term borrowings	14.4	15.3
Accounts payable	449.8	378.0
Employee-related liabilities	68.2	79.6
Accrued income and other taxes	43.7	31.2
Other current liabilities	47.3	70.0
Total current liabilities	625.5	576.1

Long-term debt, less current portion	1,536.7	1,527.8
Deferred taxes	227.3	219.7
Other liabilities and deferred credits	127.5	132.4
Total liabilities	2,517.0	2,456.0

Commitments and contingencies (See Note 11)

EQUITY

Common stock issued (129.1 and 128.8 shares, respectively)	12.9	12.9
Capital in excess of par value	577.4	581.5
Retained earnings	2,364.8	2,341.7
Accumulated other comprehensive loss	(415.8)	(447.8)
Common stock held in treasury (37.1 and 36.1 shares at cost, respectively)	(1,277.5)	(1,228.6)
Total equity	1,261.8	1,259.7

TOTAL LIABILITIES AND EQUITY	$3,778.8	$3,715.7

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$51.1	$56.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.8	40.8
Excess tax benefit from share-based payment arrangements	—	(4.2)
Share-based compensation	4.4	4.2
Deferred income taxes	4.2	4.4
Income of unconsolidated affiliated company	(0.9)	(0.4)
Loss on sale of property and equipment	0.3	1.6
Changes in working capital, excluding effect of acquisitions and currency	(0.3)	(55.2)
Changes in other assets and liabilities	(6.1)	5.2

Net cash provided by operating activities	94.5	52.6

Cash flows from investing activities
Additions to property and equipment	(41.7)	(30.6)
Proceeds from sale of property and equipment	0.1	0.1

Net cash used in investing activities	(41.6)	(30.5)

Cash flows from financing activities
Repayment of long-term debt	(0.4)	(23.4)
Net borrowing of commercial paper	8.7	83.5
Net repayment of short-term debt	(1.1)	(5.7)
Cash dividends paid to shareholders	(29.1)	(32.1)
Common stock purchased for the treasury	(48.9)	(44.3)
Excess tax benefit from share-based payment arrangements	—	4.2
Stock incentive programs and related tax withholdings	(8.5)	(14.6)

Net cash used in financing activities	(79.3)	(32.4)

Effect of exchange rates on cash and cash equivalents	3.0	1.2

Net decrease in cash and cash equivalents	(23.4)	(9.1)

Cash and cash equivalents balance at beginning of year	74.2	59.2

Cash and cash equivalents balance at end of period	$50.8	$50.1

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2015	$12.8	$573.2	$2,216.0	$(509.9)	$(1,084.7)	$1,207.4

Net income			56.2			56.2
Other comprehensive income				47.1		47.1
Cash dividends declared on common stock			(27.8)			(27.8)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(14.7)				(14.6)
Excess tax benefit from share-based payment arrangements		4.2				4.2
Share-based compensation		4.2				4.2
Purchase of 1.0 shares of common stock for the treasury					(44.3)	(44.3)

Balance at March 31, 2016	$12.9	$566.9	$2,244.4	$(462.8)	$(1,129.0)	$1,232.4

Balance at December 31, 2016	$12.9	$581.5	$2,341.7	$(447.8)	$(1,228.6)	$1,259.7

Net income			51.1			51.1
Other comprehensive income				32.0		32.0
Cash dividends declared on common stock			(28.0)			(28.0)
Stock incentive programs and related tax withholdings (0.2 shares)		(8.5)				(8.5)
Share-based compensation		4.4				4.4
Purchase of 1.0 shares of common stock for the treasury					(48.9)	(48.9)

Balance at March 31, 2017	$12.9	$577.4	$2,364.8	$(415.8)	$(1,277.5)	$1,261.8

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Bemis Company, Inc. (the "Company") in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair statement of its financial position, results of operations and cash flows.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 — New Accounting Guidance

In March 2017, the Financial Accounting Standards Board ("FASB") issued guidance that will change how employers that sponsor defined benefit pension and other postretirement benefit plans present the cost of the benefits in the income statement. Under the new guidance, employers will present only the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance is required to be applied by the Company in the first quarter of 2018. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued new guidance that narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. The guidance is required to be applied by the Company in the first quarter of 2018, but early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued new guidance to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This guidance is required to be applied by the Company in the first quarter of 2020, with early adoption permitted for impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued guidance to simplify elements of cash flow classification. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition's consummation date (approximately three months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The guidance is required to be applied by the Company in the first quarter of 2018, but early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued guidance that changed certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and recognized in the statement of cash flows as operating cash flows. The guidance also allows employee tax withholdings above the minimum statutory requirement without triggering liability accounting. Finally, the Company made a policy election to account for forfeitures as they occur. The guidance was adopted by the Company in the first quarter of 2017 and applied prospectively.

If this guidance was adopted in the first quarter of 2016, diluted earnings per share in the first quarter would have increased by $0.04 from $0.59 to $0.63 due to a reduction in income tax expense. The impact to operating cash flow in the first quarter of 2016 would have been an increase of $4.2 million with a corresponding decrease in financing cash flows. Stock awards typically vest in the first quarter so the impact is concentrated in the first three months of each year. The impact in future years will be dependent on Bemis stock performance and the number of shares vesting each year.  The impact in 2017 was a $0.9 million reduction of income tax expense and an equivalent benefit to operating cash flow.

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

The Company has elected to adopt the new revenue guidance as of January 1, 2018. In preparation for adoption of the new guidance, the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and has evaluated the provisions under the five-step model specified by the new guidance. In addition, the Company continues to monitor additional interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available. Based on its procedures to date, the Company has preliminarily concluded the new revenue recognition guidance will not have a material impact on its consolidated financial statements. However, this conclusion could change as the Company finalizes its assessment during 2017. The Company will decide which retrospective application to apply once the assessment is finalized.

Note 3 — Restructuring

During the second quarter of 2016, the Company initiated a restructuring program to improve efficiencies and reduce fixed costs. As a part of this program, four Latin American facilities within the Global Packaging segment will be closed. Most of the production from these facilities will be transferred to other facilities. As of March 31, 2017, manufacturing operations had ceased at two of these manufacturing facilities. Based on current estimates and actual charges to date, the Company expects total restructuring costs of approximately $28 to $30 million, with employee termination costs accounting for $15 to $16 million of the total and the balance in other restructuring costs which include fixed asset accelerated depreciation of approximately $2 million and moving and re-installation of equipment costs of approximately $7 million. Expenses in the first quarter of 2017 were $4.0 million which consisted primarily of moving and re-installation of equipment costs. Expenses to date for the program are $25.6 million.

An analysis of the 2016 program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2016	$9.4	$—	$2.3	$11.7
Net expense accrued	0.1	0.5	3.4	4.0
Utilization (cash payments or otherwise settled)	(2.1)	(0.5)	(3.1)	(5.7)
Translation adjustments and other	0.3	—	0.1	0.4
Reserve balance at March 31, 2017	$7.7	$—	$2.7	$10.4

Plant closings associated with the program are expected to be completed by the end of 2017. Cash payments in the three months ended March 31, 2017 and fiscal 2016 totaled $5.0 million and $8.3 million, respectively. Cash payments for the balance of 2017 are expected to be approximately $11.3 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and acquisition-related costs. The accruals related to restructuring activities have been recorded on the consolidated balance sheet as other current liabilities.

Note 4 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At March 31, 2017 and December 31, 2016, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at March 31, 2017 and December 31, 2016 follow:

	March 31, 2017		December 31, 2016
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, less current portion	$1,536.7	$1,597.0	$1,527.8	$1,592.3

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

	Fair Value As of	Fair Value As of
	March 31, 2017	December 31, 2016
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset position	$1.2	$1.3

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At March 31, 2017 and December 31, 2016, the Company had outstanding forward exchange contracts with notional amounts aggregating $1.6 million and $4.1 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at March 31, 2017 and December 31, 2016 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	March 31, 2017	December 31, 2016
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$1.2	$1.3

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2017	2016
Designated as hedges
Interest rate swaps	Interest expense	$0.9	$1.4
Not designated as hedges
Forward exchange contracts	Other operating income	(0.3)	(0.7)
Total		$0.6	$0.7

Note 6 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Raw materials and supplies	$175.1	$172.2
Work in process and finished goods	405.2	377.2
Total inventories	$580.3	$549.4

Note 7 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Total
Reported balance at December 31, 2016	$632.4	$396.4	$1,028.8
Currency translation	0.1	8.3	8.4
Reported balance at March 31, 2017	$632.5	$404.7	$1,037.2

The components of amortized intangible assets follow:

	March 31, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.0	$(1.1)	$8.9	$(1.0)
Technology based	79.7	(53.2)	79.5	(52.0)
Marketing related	14.4	(9.1)	14.2	(8.9)
Customer based	205.7	(93.1)	203.9	(89.4)
Reported balance	$308.8	$(156.5)	$306.5	$(151.3)

Amortization expense for intangible assets was $4.2 million and $3.5 million during the first three months of 2017 and 2016, respectively.  Estimated amortization expense is $11.0 million for the remainder of 2017, $15.5 million for 2018, $15.3 for 2019, $14.5 million for 2020, $12.6 million for 2021, and $10.7 million for 2022.  The Company does not have any accumulated impairment losses.

Note 8 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension and other postretirement plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2016 Annual Report on Form 10-K are expected to continue unchanged throughout 2017.

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(in millions)	2017	2016	2017	2016
Service cost - benefits earned during the period	$1.8	$1.9	$—	$—
Interest cost on projected benefit obligation	7.6	8.2	—
Expected return on plan assets	(12.1)	(12.9)	—	—
Settlement loss	—	0.1	—	—
Amortization:
Prior service cost	0.2	0.2	—	—
Actuarial net loss (gain)	3.5	3.6	(0.2)	(0.2)
Net periodic benefit cost	$1.0	$1.1	$(0.2)	$(0.2)

Costs for defined contribution pension plans were $7.9 million and $7.7 million for the three months ended March 31, 2017 and 2016, respectively.

Note 9 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2015	$(366.5)	$(143.4)	$(509.9)
Other comprehensive income before reclassifications	43.8	1.0	44.8
Amounts reclassified from accumulated other comprehensive loss	—	2.3	2.3
Net current period other comprehensive income	43.8	3.3	47.1
March 31, 2016	$(322.7)	$(140.1)	$(462.8)

December 31, 2016	$(330.7)	$(117.1)	$(447.8)
Other comprehensive income before reclassifications	29.9	—	29.9
Amounts reclassified from accumulated other comprehensive loss	—	2.1	2.1
Net current period other comprehensive income	29.9	2.1	32.0
March 31, 2017	$(300.8)	$(115.0)	$(415.8)

The following table summarizes amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended March 31,
(in millions)	2017	2016
Pension and postretirement costs (See Note 8)	$3.5	$3.9
Tax benefit	(1.4)	(1.6)
Pension and postretirement costs, net of tax	$2.1	$2.3

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $69.9 million and $71.2 million as of March 31, 2017 and December 31, 2016, respectively.

Note 10 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016
Numerator
Net income	$51.1	$56.2

Denominator
Weighted average common shares outstanding — basic	92.4	94.9
Dilutive shares	0.4	1.0
Weighted average common and common equivalent shares outstanding — diluted	92.8	95.9

Per common share income
Basic	$0.55	$0.59
Diluted	$0.55	$0.59

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 0.5 million shares at March 31, 2017. There were no anti-dilutive stock awards outstanding at March 31, 2016.

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

Environmental Matters

The Company is a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund") and similar state and foreign laws in proceedings associated with 17 sites in the United States and one in Brazil.  These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at March 31, 2017 and December 31, 2016 was $3.8 million and $3.5 million, respectively, and is included in other liabilities and deferred credits on the accompanying consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis Company, Inc. subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $12.0 million, translated to U.S. dollars at the March 31, 2017 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Brazil Investigation

     On September 18, 2007, the Secretariat of Economic Law, a governmental agency in Brazil, which has now been replaced by the General Superintendence of the Administrative Council for Economic Defense ("CADE"), initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including Itap Bemis, a Dixie Toga subsidiary. The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries.

In late November 2016, the investigative arm of CADE issued an advisory opinion recommending, among other actions, the imposition of fines on Itap Bemis. The case will now be sent to the CADE Tribunal, which will decide to either accept or decline the recommendation.  The Company expects that the Tribunal decision will be issued in 2017.

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

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately 10 percent of the Company's sales for all periods presented. The Company sells to Kraft Heinz primarily through its U.S. Packaging segment.

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended March 31,
Business Segments (in millions)	2017	2016
Sales including intersegment sales:
U.S. Packaging	$654.9	$666.7
Global Packaging	350.5	313.5

Intersegment sales:
U.S. Packaging	(6.0)	(6.2)
Global Packaging	(4.0)	(6.1)
Total net sales	$995.4	$967.9

Segment operating profit
U.S. Packaging	$83.5	$101.7
Global Packaging	27.2	16.3

Restructuring and acquisition-related costs	4.4	0.8
General corporate expenses	16.9	17.8
Operating income	89.4	99.4

Interest expense	16.0	15.4
Other non-operating (income) expense	(0.9)	0.1

Income before income taxes	$74.3	$83.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2017

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in millions, except per share amounts)	2017		2016
Net sales	$995.4	100.0%	$967.9	100.0%
Cost of products sold	797.5	80.1	759.1	78.4
Gross profit	197.9	19.9	208.8	21.6

Operating expenses
Selling, general, and administrative expenses	94.6	9.5	99.4	10.3
Research and development	12.5	1.3	11.5	1.2
Restructuring and acquisition-related costs	4.4	0.4	0.8	0.1
Other operating income	(3.0)	(0.3)	(2.3)	(0.2)
Operating income	89.4	9.0	99.4	10.3

Interest expense	16.0	1.6	15.4	1.6
Other non-operating (income) expense	(0.9)	(0.1)	0.1	—
Income before income taxes	74.3	7.5	83.9	8.7

Provision for income taxes	23.2	2.3	27.7	2.9

Net income	$51.1	5.1%	$56.2	5.8%

Effective income tax rate		31.2%		33.0%

Diluted earnings per share	$0.55		$0.59

Adjusted diluted earnings per share (1)	$0.58		$0.60

(1) Refer to "Presentation of Non-GAAP Financial Information"

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

During March of 2017, certain of our large core consumer packaged goods customers lowered their volume projections for the balance of 2017. We expect these lower volumes, together with the operational inefficiencies associated with the lower volumes, to put pressure on our sales and earnings for 2017.

Restructuring

To improve efficiencies and reduce fixed costs, we initiated a restructuring program during the second quarter of 2016. As a part of this program, four Latin American facilities within the Global Packaging segment will be closed. Most of the production from these facilities will be transferred to other facilities. As of March 31, 2017, manufacturing operations have ceased at two of these four manufacturing facilities and the remaining closures are expected to be completed in 2017. We expect total project costs of approximately $28 to $30 million, with employee termination costs accounting for $15 to $16 million of the total and the balance in other restructuring costs which include fixed asset accelerated depreciation of approximately $2 million and moving and re-installation of equipment costs of approximately $7 million. Cost reductions from the program are expected to reach the full run rate of approximately $16 million annually during 2018. As the economic environment in Latin America continues to challenge consumers, as well as our customers in the region, this consolidation program, in part, helps us offset these headwinds and keeps us on track in achieving our long-term margin targets in the Global Packaging segment.

We recorded $4.0 million and $21.6 million of charges associated with the restructuring program during the three months ended March 31, 2017 and fiscal 2016, respectively. Expenses to date for the program are $25.6 million. These costs have been recorded on the consolidated statement of income as restructuring and acquisition-related costs. Cash payments in the three months ended March 31, 2017 and fiscal 2016 totaled $5.0 million and $8.3 million, respectively. Cash payments for the balance of 2017 are expected to be approximately $11.3 million.

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

Results of Operations — First Quarter 2017

Consolidated Overview

(in millions, except per share amounts)	2017	2016
Net sales	$995.4	$967.9
Net income	51.1	56.2
Diluted earnings per share	0.55	0.59
Adjusted diluted earnings per share (See below)	0.58	0.60

Net sales for the first quarter of 2017 increased 2.8 percent compared to the same period of 2016. The impact of currency translation increased net sales by 1.3 percent. The SteriPack acquisition increased net sales by 1.9 percent.

Diluted earnings per share for the first quarter of 2017 were $0.55 compared to $0.59 reported in the same quarter of 2016. Results for 2017 included a $0.03 per share charge for restructuring costs related primarily to planned plant closures in Latin America. Results for 2016 included a $0.01 per share charge for acquisition-related costs comprised primarily of costs associated with the Emplal Participações S.A. acquisition. These costs were recorded both in operating income and interest expense.

U.S. Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$648.9	$660.5
Operating profit	83.5	101.7
Operating profit as a percentage of net sales	12.9%	15.4%

U.S. Packaging net sales of $648.9 million for the first quarter of 2017 represented a decrease of 1.8 percent compared to the same period of 2016. Compared to the prior first quarter, unit volumes were down approximately one percent. The remaining decrease in net sales was driven primarily by contractual selling price reductions previously negotiated with customers to retain and secure some high-technology packaging business for the long-term, partially offset by higher input costs that are passed through to customers.

U.S. Packaging operating profit decreased to $83.5 million in the first quarter of 2017, or 12.9 percent of net sales, compared to $101.7 million, or 15.4 percent of net sales, in 2016. Compared to the prior year, lower profits were driven primarily by the impact of previously negotiated contractual selling price reductions on select high-technology products and unit volume declines and the associated operational cost structure.

Global Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$346.5	$307.4
Operating profit	27.2	16.3
Operating profit as a percentage of net sales	7.8%	5.3%

Global Packaging net sales for the first quarter of 2017 of $346.5 million represented an increase of 12.7 percent compared to the same period of 2016. Currency translation increased net sales by 4.2 percent. Acquisitions increased net sales by 6.1 percent. Organic sales growth of 2.4 percent reflects increased unit volumes of approximately three percent, partially offset by the mix of products sold.

Global Packaging operating profit for the first quarter of 2017 was $27.2 million compared to $16.3 million for the same period in 2016. The net impact of currency translation increased operating profit by $1.2 million during the first quarter, as compared to the prior year, primarily due to currencies in Latin America. Compared to the prior year, the profit increase was driven primarily by operational improvements in our Latin American and healthcare packaging businesses.

Consolidated Gross Profit

(dollars in millions)	2017	2016
Gross profit	$197.9	$208.8
Gross profit as a percentage of net sales	19.9%	21.6%

Compared to the prior year, lower profits were driven primarily by the impact of previously negotiated contractual selling price reductions to U.S. customers on select high-technology products and by the impact of unit volume declines in U.S. Packaging and the associated operational cost structure, partially offset by operational improvements in our Latin American and healthcare packaging businesses.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2017	2016
Selling, general, and administrative expenses (SG&A)	$94.6	$99.4
SG&A as a percentage of net sales	9.5%	10.3%

SG&A expenses declined due primarily to our pay-for-performance practices and strong cost controls.

Interest Expense

(dollars in millions)	2017	2016
Interest expense	$16.0	$15.4
Effective interest rate	4.1%	4.3%

Interest expense in 2017 increased primarily as a result of new notes that were issued in September 2016.

Consolidated Income Taxes

(dollars in millions)	2017	2016
Income taxes	$23.2	$27.7
Effective tax rate	31.2%	33.0%

As anticipated, our first quarter results include a discrete income tax benefit of approximately $0.9 million corresponding to the adoption of new accounting guidance related to employee share-based payment accounting (See Note 2). Our effective income tax rate for the first quarter including this benefit was approximately 31.2 percent. We expect an effective income tax rate for 2017 of approximately 32.5 percent, which incorporates the new accounting standard for stock-based compensation.

We expect discrete income tax impacts in future years that will vary dependent upon the value of share based payouts in those years.

Presentation of Non-GAAP Information

This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted diluted earnings per share, organic sales growth, and net debt.  These non-GAAP financial measures adjust for factors that are unusual or unpredictable.  These measures exclude the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation and the write-down of equipment.  These measures also exclude gains or losses on sales of significant property and divestitures, certain litigation matters, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory and order backlog and changes in the fair value of deferred acquisition payments.  This adjusted information should not be construed as an alternative to results determined in accordance with accounting principles generally accepted in the United States of America (GAAP).  Management of the Company uses the non-GAAP measures to evaluate operating performance and believes that these non-GAAP measures are useful to enable investors to perform comparisons of current and historical performance of the Company.

A reconciliation of reported diluted earnings per share to adjusted diluted earnings per share for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31,
	2017	2016
Diluted earnings per share, as reported	$0.55	$0.59

Non-GAAP adjustments per share, net of taxes:
Restructuring costs (1)	0.03	—
Acquisition-related costs (2)	—	0.01

Diluted earnings per share, as adjusted	$0.58	$0.60

(1)	Restructuring costs include costs primarily related to plant closures in Latin America.

(2)
Acquisition-related costs are comprised primarily of acquisition costs associated with the Emplal Participações S.A. acquisition and were recorded both in operating income and interest expense (reflecting fees to extinguish portions of the Emplal seller's debt).

A reconciliation of total debt to net debt at March 31, 2017 and December 31, 2016 follows:
	March 31, 2017	December 31, 2016
Current portion of long-term debt	$2.1	$2.0
Short-term borrowings	14.4	15.3
Long-term debt, less current portion	1,536.7	1,527.8
Total debt	1,553.2	1,545.1
Less cash and cash equivalents	(50.8)	(74.2)
Net debt	$1,502.4	$1,470.9

The components of changes in net sales for the first quarter of 2017 follow:

First Quarter
U.S. Packaging:
Organic sales decline	(1.8)%
U.S. Packaging	(1.8)%

Global Packaging:
Currency effect	4.2%
Acquisition effect	6.1%
Organic sales growth	2.4%
Global Packaging	12.7%

Total Company:
Currency effect	1.3%
Acquisition effect	1.9%
Organic sales decline	(0.4)%
Total Change in Net Sales	2.8%

We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates that were in effect during the prior year. When we acquire businesses, we exclude sales in the current period for which there are no comparable sales in the prior period. Organic sales growth (decline) is calculated by comparing current period sales translated at prior year rates and eliminating the effect of acquisitions to reported sales in the prior year.

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 54.4 percent and 53.9 percent at March 31, 2017 and December 31, 2016, respectively.  Total debt as of March 31, 2017 and December 31, 2016 was $1.6 billion and $1.5 billion, respectively.

Cash Flow

Net cash provided by operating activities was $94.5 million for the first three months of 2017, compared to $52.6 million for the first three months of 2016.

Net cash used in investing activities was $41.6 million for the first three months of 2017 compared to $30.5 million for the same period of 2016. Capital expenditures were $41.7 million for the first three months of 2017 compared to $30.6 million for the first three months of 2016, reflecting continued investment to support productivity improvements in the U.S. Packaging segment and growth initiatives in the Global Packaging segment.

Net cash used in financing activities was $79.3 million for the three months ended March 31, 2017, compared to $32.4 million for the same period of 2016. In 2017, net borrowing of debt was an inflow of $7.2 million, compared to an inflow in 2016 of $54.4 million.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of March 31, 2017, our commercial paper debt outstanding was $230.0 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On July 22, 2016, we amended our revolving credit facility extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of March 31, 2017, there was $230.0 million of debt outstanding supported by this credit facility, leaving $870.0 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate. We are in compliance with all debt covenants.

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

New Accounting Pronouncements

Refer to Note 2 — New Accounting Guidance in the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2017.  For additional information, refer to Note 4 and Note 5 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 1A.  RISK FACTORS

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We believe that at March 31, 2017, there has been no material change to this information, except for the updated risk factor below:

Changes in market demand and competition - Changes in consumer demand or buying habits for our goods, an increase in substitutions, or significant innovation by our competitors, may adversely affect our business.
Our success depends on our ability to respond timely to changes in customer product needs and market acceptance of our products. We must produce products that meet the quality, performance, and price expectations of our customers. Additionally, because many of our products are used to package consumer goods, our sales and profitability could be negatively impacted by changes in consumer preferences for those underlying products. We also operate in a highly competitive industry. Our response to marketplace competition may result in lower than expected net pricing of our products. For example, in March of 2017, certain of our large core consumer packaged goods customers lowered their volume projections for the balance of 2017. These volume reductions, together with the operational inefficiencies associated with lower volumes, is putting pressure on our sales and earnings for 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 1-28, 2017	900,000	$48.88	900,000	19,457,891
March 1-31, 2017	100,000	$49.57	100,000	19,357,891

		$48.95	1,000,000	19,357,891

As of March 31, 2017, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 19,357,891 shares of our common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	April 28, 2017	/s/ Michael B. Clauer
Michael B. Clauer, Senior Vice President and Chief Financial Officer

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