Form 10-Q
period 2017-06-30
BEMIS CO INC
filed 2017-07-28
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 26, 2017, the registrant had 90,804,503 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to:

•	The costs, availability, and terms of acquiring our raw materials (particularly for polymer resins and adhesives), as well as our ability to pass any price changes on to our customers;

•	Our ability to retain and build upon the relationships and sales of our key customers;

•	The potential loss of business or increased costs due to customer or vendor consolidation;

•	The ability of our operations to maintain working efficiencies, as well as properly adjust to continuing changes in global politics, legislation, and economic conditions;

•	A failure to realize the full potential of our restructuring activities;

•	Variances in key exchange rates that could affect the translation of the financial statements of our foreign entities;

•	Our ability to effectively implement and update our global enterprise resource planning ("ERP") systems;

•	Our ability to realize the benefits of our acquisitions and divestitures, and whether we are able to properly integrate those businesses we have acquired;

•	Fluctuations in interest rates and our borrowing costs, along with other key financial variables;

•	A potential failure in our information technology infrastructure or applications and their ability to protect our key functions from cyber-crime and other malicious content;

•	Unexpected outcomes in our current and future administrative and litigation proceedings;

•	Changes in governmental regulations, particularly in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment;

•	Changes in the competitive conditions within our markets, as well as changes in the demand for our goods;

•	Our ability to effectively introduce new products into the market and to protect or retain our intellectual property rights;

•	Changes in our ability to attract and retain high performance employees;

•	Changes in the value of our goodwill and other intangible assets;

•	Changes in import and export regulation that could subject us to liability or impair our ability to compete in international markets;

•	Our ability to manage all costs associated with our pension plans; and

•	Changes in our credit rating.

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

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,012.1	$1,021.3	$2,007.5	$1,989.2
Cost of products sold	826.2	804.3	1,623.7	1,563.4
Gross profit	185.9	217.0	383.8	425.8

Operating expenses:
Selling, general, and administrative expenses	97.6	100.4	192.2	199.8
Research and development	11.1	11.6	23.6	23.1
Restructuring and acquisition-related costs	23.8	19.6	28.2	20.4
Other operating income	(3.1)	(3.6)	(6.1)	(5.9)

Operating income	56.5	89.0	145.9	188.4

Interest expense	16.0	14.0	32.0	29.4
Other non-operating income	(0.6)	(0.6)	(1.5)	(0.5)

Income before income taxes	41.1	75.6	115.4	159.5

Provision for income taxes	13.1	24.7	36.3	52.4

Net income	$28.0	$50.9	$79.1	$107.1

Basic earnings per share	$0.31	$0.54	$0.86	$1.13

Diluted earnings per share	$0.30	$0.53	$0.85	$1.12

Cash dividends paid per share	$0.30	$0.29	$0.60	$0.58

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$28.0	$50.9	$79.1	$107.1
Other comprehensive (loss) income:
Translation adjustments	(4.0)	30.9	25.9	74.7
Pension and other postretirement liability adjustments, net of tax (a)	2.3	5.7	4.4	9.0
Other comprehensive (loss) income	(1.7)	36.6	30.3	83.7
Total comprehensive income	$26.3	$87.5	$109.4	$190.8

(a) Tax expense related to pension and other postretirement liability adjustments	$1.3	$3.6	$2.7	$5.0

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$55.0	$74.2
Trade receivables	475.3	461.9
Inventories	608.5	549.4
Prepaid expenses and other current assets	101.4	80.0
Total current assets	1,240.2	1,165.5

Property and equipment, net	1,311.6	1,283.8

Goodwill	1,036.5	1,028.8
Other intangible assets, net	149.0	155.2
Deferred charges and other assets	93.0	82.4
Total other long-term assets	1,278.5	1,266.4

TOTAL ASSETS	$3,830.3	$3,715.7

LIABILITIES

Current portion of long-term debt	$5.0	$2.0
Short-term borrowings	14.0	15.3
Accounts payable	507.0	378.0
Employee-related liabilities	70.0	79.6
Accrued income and other taxes	31.2	31.2
Other current liabilities	67.9	70.0
Total current liabilities	695.1	576.1

Long-term debt, less current portion	1,516.8	1,527.8
Deferred taxes	229.9	219.7
Other liabilities and deferred credits	123.8	132.4
Total liabilities	2,565.6	2,456.0

Commitments and contingencies (See Note 11)

EQUITY

Common stock issued (129.1 and 128.8 shares, respectively)	12.9	12.9
Capital in excess of par value	581.8	581.5
Retained earnings	2,365.0	2,341.7
Accumulated other comprehensive loss	(417.5)	(447.8)
Common stock held in treasury (37.1 and 36.1 shares at cost, respectively)	(1,277.5)	(1,228.6)
Total equity	1,264.7	1,259.7

TOTAL LIABILITIES AND EQUITY	$3,830.3	$3,715.7

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$79.1	$107.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.0	81.3
Excess tax benefit from share-based payment arrangements	—	(4.3)
Share-based compensation	8.8	9.4
Deferred income taxes	2.3	8.3
Income of unconsolidated affiliated company	(1.4)	(0.9)
Loss on sale or write-off of property and equipment	4.7	1.7
Changes in working capital, excluding effect of acquisitions and currency	25.2	(62.1)
Changes in other assets and liabilities	(3.2)	12.5

Net cash provided by operating activities	200.5	153.0

Cash flows from investing activities
Additions to property and equipment	(97.2)	(77.9)
Business acquisitions and adjustments, net of cash acquired	—	(107.3)
Proceeds from sale of property and equipment	0.5	0.2

Net cash used in investing activities	(96.7)	(185.0)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2.2	0.2
Repayment of long-term debt	—	(23.7)
Net (repayment) borrowing of commercial paper	(13.3)	174.2
Net repayment of short-term debt	(1.6)	(3.7)
Cash dividends paid to shareholders	(56.7)	(59.6)
Common stock purchased for the treasury	(48.9)	(44.3)
Excess tax benefit from share-based payment arrangements	—	4.3
Stock incentive programs and related tax withholdings	(8.5)	(14.6)

Net cash (used in) provided by financing activities	(126.8)	32.8

Effect of exchange rates on cash and cash equivalents	3.8	1.8

Net (decrease) increase in cash and cash equivalents	(19.2)	2.6

Cash and cash equivalents balance at beginning of year	74.2	59.2

Cash and cash equivalents balance at end of period	$55.0	$61.8

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2015	$12.8	$573.2	$2,216.0	$(509.9)	$(1,084.7)	$1,207.4

Net income			107.1			107.1
Other comprehensive income				83.7		83.7
Cash dividends declared on common stock			(55.6)			(55.6)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(14.7)				(14.6)
Excess tax benefit from share-based payment arrangements		4.3				4.3
Share-based compensation		9.4				9.4
Purchase of 1.0 shares of common stock for the treasury					(44.3)	(44.3)

Balance at June 30, 2016	$12.9	$572.2	$2,267.5	$(426.2)	$(1,129.0)	$1,297.4

Balance at December 31, 2016	$12.9	$581.5	$2,341.7	$(447.8)	$(1,228.6)	$1,259.7

Net income			79.1			79.1
Other comprehensive income				30.3		30.3
Cash dividends declared on common stock			(55.8)			(55.8)
Stock incentive programs and related tax withholdings (0.3 shares)		(8.5)				(8.5)
Share-based compensation		8.8				8.8
Purchase of 1.0 shares of common stock for the treasury					(48.9)	(48.9)

Balance at June 30, 2017	$12.9	$581.8	$2,365.0	$(417.5)	$(1,277.5)	$1,264.7

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

Note 2 — New Accounting Guidance

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changed certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and recognized in the statement of cash flows as operating cash flows. The guidance also allows employee tax withholdings above the minimum statutory requirement without triggering liability accounting. Finally, the Company made a policy election to account for forfeitures as they occur. The guidance was adopted by the Company in the first quarter of 2017 and applied prospectively.

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

Recently Issued Accounting Standards

In March 2017, the FASB issued guidance that will change how employers that sponsor defined benefit pension and other postretirement benefit plans present the cost of the benefits in the income statement. Under the new guidance, employers will present only the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance is required to be applied by the Company in the first quarter of 2018. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued new guidance that narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. The guidance is required to be applied by the Company in the first quarter of 2018, but early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

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

The Company has elected to adopt the new revenue guidance as of January 1, 2018. In preparation for adoption of the new guidance, the Company has assessed contracts entered with key customers and other forms of agreements with customers globally and has evaluated the provisions under the five-step model specified by the new guidance. In addition, the Company continues to monitor additional interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available. Based on its procedures to date, the Company has preliminarily concluded the new revenue recognition guidance will not have a material impact on its consolidated financial statements. However, this conclusion could change as the Company finalizes its assessment during 2017. Adoption of the new standard will result in expanded revenue disclosures. The Company will decide which retrospective application to apply once the assessment is finalized.

Note 3 — Restructuring

2016 Restructuring and Cost Savings Plan ("2016 Plan")

During the second quarter of 2016, the Company initiated a restructuring and cost savings plan ("2016 Plan") to improve efficiencies and reduce fixed costs. As a part of this plan, four Latin American facilities within the Global Packaging segment will be closed. Most of the production from these facilities will be transferred to other facilities. As of June 30, 2017, manufacturing operations had ceased at three of these manufacturing facilities. Based on current estimates and actual charges to date, the Company expects total pre-tax restructuring costs of approximately $31 million, with employee termination costs accounting for approximately $15 million of the total. In addition, the Company expects to incur approximately $3 million in fixed asset related costs and $12 to $13 million in other costs which primarily represent the cost to move and re-install equipment. Expenses in the second quarter of 2017 were $2.6 million which consisted mainly of the cost to re-install moved equipment. Expenses to date for the program are $28.2 million.

An analysis of the 2016 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2016	$9.4	$—	$2.3	$11.7
Net expense accrued	0.1	0.6	5.9	6.6
Utilization (cash payments or otherwise settled)	(4.0)	(0.3)	(5.2)	(9.5)
Translation adjustments and other	0.1	(0.2)	(0.1)	(0.2)
Reserve balance at June 30, 2017	$5.6	$0.1	$2.9	$8.6

Plant closings associated with the 2016 Plan are expected to be completed by the end of 2017. Cash payments in the three and six months ended June 30, 2017 totaled $4.5 million and $9.5 million, respectively. Cash payments for the balance of 2017 are expected to be approximately $8.2 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and acquisition-related costs. The accruals related to restructuring activities have been recorded on the consolidated balance sheet primarily as other current liabilities.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

On June 30, 2017, the Company announced restructuring activities targeted to improve efficiency and profitability that further positions the Company for long-term success. As a part of this plan, the Company announced the intention to close two production facilities and move work performed at these facilities to other Bemis locations to optimize manufacturing capacity. In addition, the Company announced it will reduce administrative positions by approximately 300 over the next three years. The Company noted the initial actions represent the first steps in the Company's cost savings plan to improve efficiency and profitability.

Based on current estimates and actual charges to date related to the initial steps of the plan, the Company expects total pre-tax restructuring costs of approximately $35 to $38 million, primarily related to the closure of the two production facilities and the reduction of 300 administrative positions, which includes $17 to $19 million in employee termination costs, approximately $12 million in fixed asset related costs, and $6 to $7 million in other project costs, including the move and re-installation of equipment. Expenses in the second quarter of 2017 were $20.4 million which consisted primarily of employee termination costs and fixed asset write-downs of equipment. The estimated 2017 Plan costs incurred by reportable segment follow:

(in millions)	U.S. Packaging	Global Packaging	Corporate	Total
Expense incurred to date	$6.7	$12.4	$1.3	$20.4
Estimated future expense	10.1	4.3	—	14.4
Estimated costs of initial program steps	$16.8	$16.7	$1.3	$34.8

An analysis of the 2017 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Net expense accrued	16.2	4.2	—	20.4
Utilization (cash payments or otherwise settled)	—	(4.2)	—	(4.2)
Reserve balance at June 30, 2017	$16.2	$—	$—	$16.2

Plant closings related to the initial steps of the plan are expected to be completed by the end of 2018. Cash payments in 2017 are expected to be approximately $3 to $4 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and acquisition-related costs. The accruals related to restructuring activities have been recorded on the consolidated balance sheet as other current liabilities.

Note 4 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At June 30, 2017 and December 31, 2016, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at June 30, 2017 and December 31, 2016 follow:

	June 30, 2017		December 31, 2016
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, less current portion	$1,516.8	$1,581.3	$1,527.8	$1,592.3

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

	Fair Value As of	Fair Value As of
	June 30, 2017	December 31, 2016
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset position	$3.9	$1.3

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At June 30, 2017 and December 31, 2016, the Company had outstanding forward exchange contracts with notional amounts aggregating $2.0 million and $4.1 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at June 30, 2017 and December 31, 2016 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	June 30, 2017	December 31, 2016
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$3.9	$1.3

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2017	2016	2017	2016
Designated as hedges
Interest rate swaps	Interest expense	$1.0	$1.5	$1.9	$2.9
Not designated as hedges
Forward exchange contracts	Other operating income	—	(0.2)	(0.3)	(0.9)
Total		$1.0	$1.3	$1.6	$2.0

Note 6 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	June 30, 2017	December 31, 2016
Raw materials and supplies	$192.1	$172.2
Work in process and finished goods	416.4	377.2
Total inventories	$608.5	$549.4

Note 7 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Total
Reported balance at December 31, 2016	$632.4	$396.4	$1,028.8
Currency translation	0.4	7.3	7.7
Reported balance at June 30, 2017	$632.8	$403.7	$1,036.5

The components of amortized intangible assets follow:

	June 30, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.3	$(1.2)	$8.9	$(1.0)
Technology based	79.8	(54.4)	79.5	(52.0)
Marketing related	14.1	(9.1)	14.2	(8.9)
Customer based	207.5	(97.0)	203.9	(89.4)
Reported balance	$310.7	$(161.7)	$306.5	$(151.3)

Amortization expense for intangible assets was $8.4 million and $7.5 million during the first six months of 2017 and 2016, respectively.  Estimated amortization expense is $8.4 million for the remainder of 2017, $16.8 million for 2018, $16.7 for 2019, $15.8 million for 2020, $13.7 million for 2021, and $12.2 million for 2022.  The Company does not have any accumulated impairment losses.

Note 8 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension and other postretirement plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2016 Annual Report on Form 10-K are expected to continue unchanged throughout 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost - benefits earned during the period	$1.9	$1.9	$—	$—	$3.7	$3.8	$—	$—
Interest cost on projected benefit obligation	7.6	8.2	0.1	0.1	15.2	16.4	0.1	0.1
Expected return on plan assets	(12.1)	(12.9)	—	—	(24.2)	(25.8)	—	—
Settlement loss	0.3	5.8	—	—	0.3	5.9	—	—
Amortization:
Prior service cost	0.2	0.2	(0.2)	(0.2)	0.4	0.4	(0.2)	(0.2)
Actuarial net loss (gain)	3.5	3.7	(0.2)	(0.1)	7.0	7.3	(0.4)	(0.3)
Net periodic benefit cost	$1.4	$6.9	$(0.3)	$(0.2)	$2.4	$8.0	$(0.5)	$(0.4)

Costs for defined contribution pension plans were $7.6 million and $15.5 million for the three and six months ended June 30, 2017, respectively. Costs for defined contribution pension plans were $5.6 million and $13.3 million for the three and six months ended June 30, 2016, respectively. The Company recognizes pension settlement charges related to supplemental pension plan lump sum payments.

Note 9 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2015	$(366.5)	$(143.4)	$(509.9)
Other comprehensive income before reclassifications	74.7	—	74.7
Amounts reclassified from accumulated other comprehensive loss	—	9.0	9.0
Net current period other comprehensive income	74.7	9.0	83.7
June 30, 2016	$(291.8)	$(134.4)	$(426.2)

December 31, 2016	$(330.7)	$(117.1)	$(447.8)
Other comprehensive income before reclassifications	25.9	—	25.9
Amounts reclassified from accumulated other comprehensive loss	—	4.4	4.4
Net current period other comprehensive income	25.9	4.4	30.3
June 30, 2017	$(304.8)	$(112.7)	$(417.5)

The following table summarizes amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Pension and postretirement costs (See Note 8)	$3.6	$9.7	$7.1	$13.6
Tax benefit	(1.3)	(3.0)	(2.7)	(4.6)
Pension and postretirement costs, net of tax	$2.3	$6.7	$4.4	$9.0

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $68.5 million and $71.2 million as of June 30, 2017 and December 31, 2016, respectively.

Note 10 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Numerator
Net income	$28.0	$50.9	$79.1	$107.1

Denominator
Weighted average common shares outstanding — basic	92.0	94.7	92.2	94.8
Dilutive shares	0.3	1.0	0.3	1.0
Weighted average common and common equivalent shares outstanding — diluted	92.3	95.7	92.5	95.8

Per common share income
Basic	$0.31	$0.54	$0.86	$1.13
Diluted	$0.30	$0.53	$0.85	$1.12

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 0.6 million shares for the three and six months ended June 30, 2017. There were no anti-dilutive stock awards outstanding for the three and six months ended June 30, 2016.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at June 30, 2017 and December 31, 2016 was $3.9 million and $3.5 million, respectively, and is included in other liabilities and deferred credits on the accompanying consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $11.5 million, translated to U.S. dollars at the June 30, 2017 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes it is more likely than not the tax benefit will be sustained in its entirety and consequently has not recorded a liability. In May of 2017, the Company received a favorable administrative decision. The government is appealing this decision to the next administrative level. The Company intends to litigate the matter if it is not resolved at the administrative appeals levels. The ultimate outcome could take several years.  At this time, the Company believes that final resolution of the assessment will not have a material impact on the Company's consolidated financial statements.

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

In late November 2016, the investigative arm of CADE issued an advisory opinion recommending, among other actions, the imposition of fines on Itap Bemis. In July 2017, the Attorney General's Office of CADE recommended the termination of the investigation with respect to all companies and individuals, concluding that the evidence is insufficient for conviction. The case is now awaiting the opinion of the Federal Public Prosecutor as to how to proceed.

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

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Business Segments (in millions)	2017	2016	2017	2016
Sales including intersegment sales:
U.S. Packaging	$672.7	$678.0	$1,327.6	$1,344.7
Global Packaging	355.6	355.4	706.1	668.9

Intersegment sales:
U.S. Packaging	(11.2)	(7.0)	(17.2)	(13.2)
Global Packaging	(5.0)	(5.1)	(9.0)	(11.2)
Total net sales	$1,012.1	$1,021.3	$2,007.5	$1,989.2

Segment operating profit
U.S. Packaging	$80.1	$103.5	$163.6	$205.2
Global Packaging	17.7	28.1	44.9	44.4

Restructuring and acquisition-related costs	23.8	19.6	28.2	20.4
General corporate expenses	17.5	23.0	34.4	40.8

Operating income	56.5	89.0	145.9	188.4

Interest expense	16.0	14.0	32.0	29.4
Other non-operating (income) expense	(0.6)	(0.6)	(1.5)	(0.5)

Income before income taxes	$41.1	$75.6	$115.4	$159.5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2017

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions, except per share amounts)	2017		2016		2017		2016
Net sales	$1,012.1	100.0%	$1,021.3	100.0%	$2,007.5	100.0%	$1,989.2	100.0%
Cost of products sold	826.2	81.6	804.3	78.8	1,623.7	80.9	1,563.4	78.6
Gross profit	185.9	18.4	217.0	21.2	383.8	19.1	425.8	21.4

Operating expenses
Selling, general, and administrative expenses	97.6	9.6	100.4	9.8	192.2	9.6	199.8	10.0
Research and development	11.1	1.1	11.6	1.1	23.6	1.2	23.1	1.2
Restructuring and acquisition-related costs	23.8	2.4	19.6	1.9	28.2	1.4	20.4	1.0
Other operating income	(3.1)	(0.3)	(3.6)	(0.4)	(6.1)	(0.3)	(5.9)	(0.3)
Operating income	56.5	5.6	89.0	8.7	145.9	7.3	188.4	9.5

Interest expense	16.0	1.6	14.0	1.4	32.0	1.6	29.4	1.5
Other non-operating income	(0.6)	(0.1)	(0.6)	(0.1)	(1.5)	(0.1)	(0.5)	—
Income before income taxes	41.1	4.1	75.6	7.4	115.4	5.7	159.5	8.0

Provision for income taxes	13.1	1.3	24.7	2.4	36.3	1.8	52.4	2.6

Net income	$28.0	2.8%	$50.9	5.0%	$79.1	3.9%	$107.1	5.4%

Effective income tax rate		31.9%		32.7%		31.5%		32.9%

Diluted earnings per share	$0.30		$0.53		$0.85		$1.12

Adjusted diluted earnings per share (1)	$0.48		$0.67		$1.06		$1.27

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

During March of 2017, certain of our large U.S. core consumer packaged goods customers lowered their volume projections for the balance of 2017. We expect these lower volumes, together with the operational inefficiencies associated with the lower volumes, to reduce our sales and earnings for 2017.

Additionally, the political instability and incrementally challenging economic environment in Brazil are impacting our business. As consumers, retailers, and our customers react to the situation in the region, our unit volumes and mix of products sold are adversely impacted. The challenges associated with the economic environment in Brazil have and will continue to put pressure on our sales and earnings for 2017.

Restructuring

Refer to Note 3 — Restructuring for details for both the 2016 and 2017 Plan regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

During June 2017, we announced initial details on our restructuring and cost savings plan to improve profitability primarily in our U.S. and Latin American businesses by reducing our manufacturing and administrative cost structure. This plan targets an annual savings run rate of $55 to $60 million, with savings starting in 2017 and fully realized during 2019. Estimated total costs to implement the plan are $100 to $120 million.

As part of this plan, we announced that we will close two manufacturing facilities and reduce approximately 300 administrative positions for a combined savings of approximately $30 million when fully implemented. Cash payments related to the initial steps of the plan are estimated at approximately $25 million.

We continue to evaluate opportunities that build towards our cost savings target of $55 to $60 million and plan to provide final details, including total cash expenditures associated with the cost savings plan, when we release our third quarter earnings.

During the second quarter of 2017, we recorded restructuring charges totaling approximately $24 million, or $0.18 per share, most of which related to the initial steps in our 2017 Plan. These charges consisted primarily of employee termination costs and fixed asset write-downs of equipment. Management anticipates less than $5 million of cash expenditures during 2017 related to our 2017 Restructuring Plan.

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

Results of Operations — Second Quarter 2017

Consolidated Overview

(in millions, except per share amounts)	2017	2016
Net sales	$1,012.1	$1,021.3
Net income	28.0	50.9
Diluted earnings per share	0.30	0.53
Adjusted diluted earnings per share (See below)	0.48	0.67

Net sales for the second quarter of 2017 decreased 0.9 percent compared to the same period of 2016. The impact of currency translation reduced net sales by 0.2 percent. The SteriPack acquisition increased net sales by 0.5 percent.

Diluted earnings per share for the second quarter of 2017 were $0.30 compared to $0.53 reported in the same quarter of 2016. Results for 2017 included an $0.18 per share charge for restructuring costs related primarily to planned plant closures in Latin America and the U.S. Packaging segment. Results for 2016 included a $0.09 per share charge for restructuring costs related primarily to anticipated plant closures and related severance in Latin America. Results for 2016 also included a $0.05 per share charge for acquisition-related costs comprised primarily of costs associated with the SteriPack acquisition.

U.S. Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$661.5	$671.0
Operating profit	80.1	103.5
Operating profit as a percentage of net sales	12.1%	15.4%

U.S. Packaging net sales of $661.5 million for the second quarter of 2017 represented a decrease of 1.4 percent compared to the same period of 2016. Compared to the prior second quarter, unit volumes were up approximately one percent. This was offset by a decrease in net sales driven primarily by mix of products sold and contractual selling price reductions previously negotiated with some customers to secure business for the long-term.

U.S. Packaging operating profit decreased to $80.1 million in the second quarter of 2017, or 12.1 percent of net sales, compared to $103.5 million, or 15.4 percent of net sales, in 2016. Compared to the prior year, lower profits were driven by the impact of mix of products sold, previously-negotiated contractual selling price reductions on select products, and inefficiencies related to an ERP system implementation at one of our manufacturing facilities.

Global Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$350.6	$350.3
Operating profit	17.7	28.1
Operating profit as a percentage of net sales	5.0%	8.0%

Global Packaging net sales for the second quarter of 2017 were $350.6 million, approximately flat with the same period of 2016. Currency translation reduced net sales by 0.6 percent. Acquisitions increased net sales by 1.6 percent. Organic sales decline of 0.9 percent reflects decreased unit volumes of approximately three percent, partially offset by sales price and mix.

Global Packaging operating profit for the second quarter of 2017 was $17.7 million compared to $28.1 million for the same period in 2016. The net impact of currency translation decreased operating profit by $0.6 million during the second quarter, as compared to the prior year, primarily due to currencies in Latin America. Compared to the prior year, lower profits in Global Packaging were driven primarily by a 10 percent unit volume decline in Latin America and the associated impacts of the challenging economic environment in Brazil.

Consolidated Gross Profit

(dollars in millions)	2017	2016
Gross profit	$185.9	$217.0
Gross profit as a percentage of net sales	18.4%	21.2%

Compared to the prior year, lower gross profit was impacted by mix of products sold,  previously-negotiated contractual selling price reductions on select products, inefficiencies related to an ERP system implementation at one of the Company’s U.S. manufacturing facilities, and the challenging economic environment in Brazil.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2017	2016
Selling, general, and administrative expenses (SG&A)	$97.6	$100.4
SG&A as a percentage of net sales	9.6%	9.8%

SG&A expenses declined due primarily to our pay-for-performance practices and continued cost controls.

Interest Expense

(dollars in millions)	2017	2016
Interest expense	$16.0	$14.0
Effective interest rate	4.2%	3.7%

Interest expense in 2017 increased primarily as a result of new notes that were issued in September 2016.

Results of Operations — Six Months Ended June 30, 2017

Consolidated Overview

(in millions, except per share amounts)	2017	2016
Net sales	$2,007.5	$1,989.2
Net income	79.1	107.1
Diluted earnings per share	0.85	1.12
Adjusted diluted earnings per share (See below)	1.06	1.27

Net sales for the six months ended June 30, 2017, increased 0.9 percent from the same period of 2016. The impact of currency translation increased net sales by 0.4 percent. The SteriPack acquisition increased net sales by 1.2 percent.

Diluted earnings per share from continuing operations for the six months ended June 30, 2017 were $0.85 compared to $1.12 reported in the same period of 2016. Results for 2017 included a $0.21 per share charge for restructuring costs related primarily to planned plant closures in Latin America and the U.S. Packaging segment. Results for 2016 included a $0.09 per share charge for restructuring costs related primarily to planned plant closures in Latin America. Results for 2016 also included a $0.06 per share charge for acquisition-related costs comprised primarily of costs associated with the Emplal Participações S.A. and SteriPack acquisitions. These costs were recorded both in operating income and interest expense.

U.S. Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$1,310.4	$1,331.5
Operating profit	163.6	205.2
Operating profit as a percentage of net sales	12.5%	15.4%

U.S. Packaging net sales decreased 1.6 percent in the six months ended June 30, 2017, compared to the same period of 2016. Compared to the prior year, unit volumes were relatively flat during the first six months of the year. The decrease in net sales was driven by mix of products sold and contractual selling price reductions previously negotiated with some customers to secure business for the long-term, partially offset by higher input costs that are passed through to customers.

Operating profit for the six months ended June 30, 2017 was $163.6 million, or 12.5 percent of net sales, compared to $205.2 million, or 15.4 percent of net sales, in 2016. Compared to the prior year, lower profits were driven by mix of products sold, previously-negotiated contractual selling price reductions on select products, and inefficiencies related to an ERP system implementation at one of the Company’s manufacturing facilities.

Global Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$697.1	$657.7
Operating profit	44.9	44.4
Operating profit as a percentage of net sales	6.4%	6.8%

Global Packaging net sales increased 6.0 percent in the six months ended June 30, 2017 compared to the same period of 2016.  The impact of currency translation increased net sales by 1.1 percent, primarily due to currencies in Latin America. The SteriPack acquisition increased net sales by 3.7 percent. Compared to the prior year, unit volumes were relatively flat during the first six months of the year. The remaining increase of 1.2 percent reflects the net impact of sales price and mix.

Operating profit for the six months ended June 30, 2017 was $44.9 million, or 6.4 percent of net sales, compared to $44.4 million, or 6.8 percent of net sales, in 2016. The net impact of currency translation increased operating profit during the first six months of 2017 by $0.6 million as compared to the prior year, primarily due to currencies in Latin America.

Interest Expense

(dollars in millions)	2017	2016
Interest expense	$32.0	$29.4
Effective interest rate	4.2%	4.0%

Interest expense in 2017 increased primarily as a result of new notes that were issued in September 2016.

Consolidated Income Taxes

(dollars in millions)	2017	2016
Income taxes	$36.3	$52.4
Effective tax rate	31.5%	32.9%

As anticipated, our 2017 first quarter results included a discrete income tax benefit of approximately $0.9 million corresponding to the adoption of new accounting guidance related to employee share-based payment accounting (See Note 2). Our effective income tax rate for the first six months of 2017 including this benefit was approximately 31.5 percent. We expect an effective income tax rate for 2017 of approximately 32 percent, which incorporates the new accounting standard for stock-based compensation.

We expect similar discrete income tax impacts in future years that will vary dependent upon the value of share based payouts in those years.

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

A reconciliation of reported diluted earnings per share to adjusted diluted earnings per share for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Diluted earnings per share, as reported	$0.30	$0.53	$0.85	$1.12

Non-GAAP adjustments per share, net of taxes:
Restructuring costs (1)	0.18	0.09	0.21	0.09
Acquisition-related costs (2)	—	0.05	—	0.06

Diluted earnings per share, as adjusted	$0.48	$0.67	$1.06	$1.27

(1)	Restructuring costs include costs primarily related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to its environment.

(2)
Acquisition-related costs are comprised primarily of acquisition costs associated with the Emplal Participações S.A. and SteriPack acquisitions and were recorded both in operating income and interest expense (reflecting fees to extinguish portions of the Emplal seller's debt).

A reconciliation of total debt to net debt at June 30, 2017 and December 31, 2016 follows:
(in millions)	June 30, 2017	December 31, 2016
Current portion of long-term debt	$5.0	$2.0
Short-term borrowings	14.0	15.3
Long-term debt, less current portion	1,516.8	1,527.8
Total debt	1,535.8	1,545.1
Less cash and cash equivalents	(55.0)	(74.2)
Net debt	$1,480.8	$1,470.9

The components of changes in net sales for the three and six months ended June 30, 2017 follow:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Percent Change YoY	Percent Change YoY
U.S. Packaging:
Organic sales decline	(1.4)%	(1.6)%
U.S. Packaging	(1.4)%	(1.6)%

Global Packaging:
Currency effect	(0.6)%	1.1%
Acquisition effect	1.6%	3.7%
Organic sales (decline) growth	(0.9)%	1.2%
Global Packaging	0.1%	6.0%

Total Company:
Currency effect	(0.2)%	0.4%
Acquisition effect	0.5%	1.2%
Organic sales decline	(1.2)%	(0.7)%
Total change in net sales	(0.9)%	0.9%

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

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 53.9 percent at June 30, 2017 and December 31, 2016.  Total debt as of June 30, 2017 and December 31, 2016 was $1.5 billion.

Cash Flow

Net cash provided by operating activities was $200.5 million for the first six months of 2017, compared to $153.0 million for the first six months of 2016. This improvement was driven primarily by continued increases in days payable outstanding.

Net cash used in investing activities was $96.7 million for the first six months of 2017 compared to $185.0 million for the same period of 2016. Capital expenditures were $97.2 million for the first six months of 2017 compared to $77.9 million for the first six months of 2016, reflecting continued investment to support productivity improvements in the U.S. Packaging segment and growth initiatives in the Global Packaging segment. Cash used for acquisitions totaled $107.3 million for the first six months of 2016, primarily related to our SteriPack acquisition.

Net cash used in financing activities was $126.8 million for the six months ended June 30, 2017, compared to net cash provided of $32.8 million for the same period of 2016. Net change in total debt was payments of $12.7 million and borrowings of $147.0 million for the six months ended June 30, 2017 and 2016, respectively.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of June 30, 2017, our commercial paper debt outstanding was $208.0 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On July 22, 2016, we amended our revolving credit facility extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include minimum net worth calculations and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of June 30, 2017, there was $208.0 million of debt outstanding supported by this credit facility, leaving $892.0 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate. We are in compliance with all debt covenants.

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

New Accounting Pronouncements

Refer to Note 2 — New Accounting Guidance in the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Goodwill is tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Among the factors that could trigger an impairment review are our current operating results relative to our annual plan or historical performance; competitive pressures and changes in the general economy or in the markets in which we operate. As of our most recent annual goodwill impairment review date of October 1, 2016, our Latin America reporting unit’s fair value was 22.3% in excess of its carrying value. As disclosed in this report, our business in Brazil contracted late in the second quarter of 2017 primarily attributed to the economic environment in which it operates which has also led to further restructuring actions in this region. Due to the recent operating results, we initiated an interim impairment analysis of our Latin America reporting unit during July 2017. This review did not result in any impairment of the reporting unit’s goodwill balance. The carrying value of our Latin America goodwill was $190 million as of June 30, 2017. To the extent the results of our Brazil business continue to worsen or the future outlook weakens, goodwill may become impaired. In the event we determine that goodwill is impaired for this reporting unit in a future period, we would need to recognize a non-cash impairment charge which could have a material adverse effect on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2017.  For additional information, refer to Note 4 and Note 5 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in the Annual Report on Form 10-K for the years ended December 31, 2016 and 2015, the Company is in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases. For the most recent phase, which was completed during the second quarter of 2017, two of the Company's United States manufacturing and sales operations implemented certain modules of the new ERP. The system implementation did not result in material changes in internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We believe that at June 30, 2017, there has been no material change to this information, except for the updated risk factors below:

Changes in market demand and competition - Changes in consumer demand or buying habits for our goods, an increase in substitutions, or significant innovation by our competitors, may adversely affect our business.
Our success depends on our ability to respond timely to changes in customer product needs and market acceptance of our products. We must produce products that meet the quality, performance, and price expectations of our customers. Additionally, because many of our products are used to package consumer goods, our sales and profitability could be negatively impacted by changes in consumer preferences for those underlying products. We also operate in a highly competitive industry. Our response to marketplace competition may result in lower than expected net pricing of our products. For example, in March of 2017, certain of our large U.S. core consumer packaged goods customers lowered their volume projections for the balance of 2017. We expect these lower volumes, together with the operational inefficiencies associated with the lower volumes, to reduce our sales and earnings for 2017.

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

The political instability and incrementally challenging economic environment in Brazil are impacting our business. As consumers, retailers, and our customers react to the situation in the region, our unit volumes and mix of products sold are adversely impacted. We expect the challenges associated to the economic environment in Brazil to put pressure on our sales and earnings for 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our equity securities in the three months ended June 30, 2017. As of June 30, 2017, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 19,357,891 shares of our common stock.

ITEM 6.  EXHIBITS

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	July 28, 2017	/s/ Michael B. Clauer
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