Form 10-Q
period 2017-09-30
BEMIS CO INC
filed 2017-10-27
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 25, 2017, the registrant had 90,805,017 shares of Common Stock, $0.10 par value, issued and outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$1,035.1	$1,027.2	$3,042.6	$3,016.4
Cost of products sold	827.4	802.4	2,451.1	2,365.8
Gross profit	207.7	224.8	591.5	650.6

Operating expenses:
Selling, general, and administrative expenses	94.6	95.8	286.8	295.6
Research and development	10.0	11.6	33.6	34.7
Restructuring and other costs	12.9	4.4	41.1	24.8
Other operating income	(7.8)	(3.2)	(13.9)	(9.1)

Operating income	98.0	116.2	243.9	304.6

Interest expense	16.7	15.1	48.7	44.5
Other non-operating income	(0.7)	(0.6)	(2.2)	(1.1)

Income before income taxes	82.0	101.7	197.4	261.2

Provision for income taxes	26.4	33.1	62.7	85.5

Net income	$55.6	$68.6	$134.7	$175.7

Basic earnings per share	$0.61	$0.73	$1.47	$1.86

Diluted earnings per share	$0.61	$0.72	$1.46	$1.84

Cash dividends paid per share	$0.30	$0.29	$0.90	$0.87

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$55.6	$68.6	$134.7	$175.7
Other comprehensive income (loss):
Translation adjustments	31.7	(10.9)	57.6	63.8
Pension and other postretirement liability adjustments, net of tax (a)	2.2	2.0	6.6	11.0
Other comprehensive income (loss)	33.9	(8.9)	64.2	74.8
Total comprehensive income	$89.5	$59.7	$198.9	$250.5

(a) Tax expense related to pension and other postretirement liability adjustments	$1.4	$1.9	$4.1	$6.9

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	September 30, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$44.7	$74.2
Trade receivables	493.6	461.9
Inventories	627.2	549.4
Prepaid expenses and other current assets	99.4	80.0
Total current assets	1,264.9	1,165.5

Property and equipment, net	1,323.4	1,283.8

Goodwill	1,047.1	1,028.8
Other intangible assets, net	146.4	155.2
Deferred charges and other assets	94.9	82.4
Total other long-term assets	1,288.4	1,266.4

TOTAL ASSETS	$3,876.7	$3,715.7

LIABILITIES

Current portion of long-term debt	$5.1	$2.0
Short-term borrowings	15.8	15.3
Accounts payable	506.7	378.0
Employee-related liabilities	77.2	79.6
Accrued income and other taxes	41.5	31.2
Other current liabilities	57.4	70.0
Total current liabilities	703.7	576.1

Long-term debt, less current portion	1,530.6	1,527.8
Deferred taxes	235.5	219.7
Other liabilities and deferred credits	131.0	132.4
Total liabilities	2,600.8	2,456.0

Commitments and contingencies (See Note 11)

EQUITY

Common stock issued (129.1 and 128.8 shares, respectively)	12.9	12.9
Capital in excess of par value	586.0	581.5
Retained earnings	2,393.0	2,341.7
Accumulated other comprehensive loss	(383.6)	(447.8)
Common stock held in treasury (38.3 and 36.1 shares at cost, respectively)	(1,332.4)	(1,228.6)
Total equity	1,275.9	1,259.7

TOTAL LIABILITIES AND EQUITY	$3,876.7	$3,715.7

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$134.7	$175.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127.5	121.4
Excess tax benefit from share-based payment arrangements	—	(4.4)
Share-based compensation	13.0	13.9
Deferred income taxes	5.4	17.0
Income of unconsolidated affiliated company	(2.3)	(1.7)
Net loss on disposal of property and equipment	4.8	1.7
Changes in working capital, excluding effect of acquisitions and currency	8.2	15.4
Changes in other assets and liabilities	8.2	9.4

Net cash provided by operating activities	299.5	348.4

Cash flows from investing activities
Additions to property and equipment	(143.0)	(129.0)
Business acquisitions and adjustments, net of cash acquired	(3.9)	(114.5)
Proceeds from sale of property and equipment	6.5	7.3

Net cash used in investing activities	(140.4)	(236.2)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2.2	297.1
Repayment of long-term debt	—	(23.9)
Net borrowing (repayment) of commercial paper	1.0	(165.8)
Net repayment of short-term debt	(0.4)	(8.1)
Cash dividends paid to shareholders	(84.0)	(86.9)
Common stock purchased for the treasury	(103.8)	(95.4)
Excess tax benefit from share-based payment arrangements	—	4.4
Stock incentive programs and related tax withholdings	(8.5)	(14.6)

Net cash used in financing activities	(193.5)	(93.2)

Effect of exchange rates on cash and cash equivalents	4.9	0.9

Net (decrease) increase in cash and cash equivalents	(29.5)	19.9

Cash and cash equivalents balance at beginning of year	74.2	59.2

Cash and cash equivalents balance at end of period	$44.7	$79.1

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2015	$12.8	$573.2	$2,216.0	$(509.9)	$(1,084.7)	$1,207.4

Net income			175.7			175.7
Other comprehensive income				74.8		74.8
Cash dividends declared on common stock			(83.2)			(83.2)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(14.7)				(14.6)
Excess tax benefit from share-based payment arrangements		4.4				4.4
Share-based compensation		13.9				13.9
Purchase of 2.0 shares of common stock for the treasury					(95.4)	(95.4)

Balance at September 30, 2016	$12.9	$576.8	$2,308.5	$(435.1)	$(1,180.1)	$1,283.0

Balance at December 31, 2016	$12.9	$581.5	$2,341.7	$(447.8)	$(1,228.6)	$1,259.7

Net income			134.7			134.7
Other comprehensive income				64.2		64.2
Cash dividends declared on common stock			(83.4)			(83.4)
Stock incentive programs and related tax withholdings (0.3 shares)		(8.5)				(8.5)
Share-based compensation		13.0				13.0
Purchase of 2.2 shares of common stock for the treasury					(103.8)	(103.8)

Balance at September 30, 2017	$12.9	$586.0	$2,393.0	$(383.6)	$(1,332.4)	$1,275.9

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

Recently Issued Accounting Standards

In August 2017, the FASB issued guidance that amends the hedge accounting rules to better portray the economic results of risk management activities in the financial statements and also to make targeted improvements to simplify the application of hedge accounting guidance. The guidance is required to be applied by the Company in the first quarter of 2019, but early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

The Company has elected to adopt the new revenue guidance as of January 1, 2018. In preparation for adoption of the new guidance, the Company has assessed contracts entered with key customers and other forms of agreements with customers globally and has evaluated the provisions under the five-step model specified by the new guidance. In addition, the Company continues to monitor additional interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available. Based on its procedures to date, the Company expects the new revenue recognition guidance will not have a material impact on its consolidated financial statements. Adoption of the new standard will result in expanded revenue disclosures. The Company intends to adopt the standard using the full retrospective adoption transition method.

Note 3 - Restructuring and Other Costs

Restructuring and other costs as reported on the consolidated statement of income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Restructuring costs	$11.1	$4.4	$38.2	$17.6
Restructuring related costs	1.0	—	1.0	—
Other costs	0.8	—	1.9	7.2
Total restructuring and other costs	$12.9	$4.4	$41.1	$24.8

Restructuring costs include costs related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to its environment. Refer to Note 4 — Restructuring for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Restructuring related costs include professional fees for consultants.

Other costs are comprised primarily of acquisition costs associated with the Emplal Participações S.A. and SteriPack acquisitions completed in prior years.

Note 4 — Restructuring Plans

2016 Restructuring and Cost Savings Plan ("2016 Plan")

During the second quarter of 2016, the Company initiated a restructuring and cost savings plan ("2016 Plan") to improve efficiencies and reduce fixed costs. As a part of this plan, four Latin American facilities within the Global Packaging segment will be closed. Most of the production from these facilities will be transferred to other facilities. As of September 30, 2017, manufacturing operations had ceased at three of these manufacturing facilities. Based on current estimates and actual charges to date, the Company expects total pre-tax restructuring costs of approximately $31 million, with employee termination costs accounting for approximately $14 million of the total. In addition, the Company expects to incur approximately $2 million in fixed asset related costs and $15 million in other costs which primarily represent the cost to move and re-install equipment. During the third quarter of 2017, the Company updated certain estimates for severance and fixed assets related to a plant closure which was instead sold which resulted in income of $0.6 million for the quarter. Expenses to date for the program are $27.6 million.

An analysis of the 2016 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2016	$9.4	$—	$2.3	$11.7
Net expense accrued	0.2	0.6	7.8	8.6
Utilization (cash payments or otherwise settled)	(5.4)	(0.6)	(6.8)	(12.8)
Accrual adjustment	(2.0)	(0.6)	—	(2.6)
Translation adjustments and other	0.3	0.6	—	0.9
Reserve balance at September 30, 2017	$2.5	$—	$3.3	$5.8

Plant closings associated with the 2016 Plan are expected to be completed by the end of 2017. Cash payments in the three and nine months ended September 30, 2017 totaled $3.3 million and $12.8 million, respectively. Cash payments for the balance of 2017 are expected to be approximately $5.1 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have been recorded on the consolidated balance sheet primarily as other current liabilities.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

On June 30, 2017, the Company announced restructuring activities targeted to improve efficiency and profitability that further positions the Company for long-term success. As a part of this plan, the Company announced the intention to close two production facilities and move work performed at these facilities to other Bemis locations to optimize manufacturing capacity. In addition, the Company announced it will reduce administrative positions by approximately 300 over the next three years. The Company estimated initial actions would result in restructuring expenses of approximately $35 to $38 million, which included $17 to $19 million in employee termination costs, approximately $12 million in fixed asset related costs, and $6 to $7 million in other project costs, including the move and re-installation of equipment. Expenses in the second quarter of 2017 were $20.4 million which consisted primarily of employee termination costs and fixed asset write-downs of equipment.

On September 12, 2017, the Company completed its analysis and approved additional actions that will result in the closure of an additional two manufacturing facilities. In addition, the Company will further reduce its administrative support cost structure by an additional 200 positions for a total of 500 positions. In addition, the Company plans to consolidate certain administrative offices and take other actions to improve the cost efficiency of a variety of administrative and operational processes.

The Company expects total 2017 Plan pre-tax restructuring costs of approximately $65 to $75 million, which includes $35 to $40 million in employee termination costs, $19 to $21 million in fixed asset related expenses, and $11 to $14 million in other restructuring project costs, including the movement and re-installation of equipment. Expenses in the second and third quarters of 2017 were $20.4 million and $11.8 million, respectively, which consisted primarily of employee termination costs and fixed asset write-downs of equipment.

The estimated 2017 Plan costs are as follows:

(in millions)	U.S. Packaging	Global Packaging	Corporate	Total
2017 second quarter net expense accrued	$6.7	$12.4	$1.3	$20.4
2017 third quarter net expense accrued	3.9	6.4	1.5	11.8
Expense incurred to date	10.6	18.8	2.8	32.2
Estimated future expense	23.0	9.0	1.3	33.3
Estimated costs of program	$33.6	$27.8	$4.1	$65.5

An analysis of the 2017 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Net expense accrued	24.3	7.0	0.9	32.2
Utilization (cash payments or otherwise settled)	(2.7)	(7.0)	—	(9.7)
Translation adjustments and other	(0.2)	—	—	(0.2)
Reserve balance at September 30, 2017	$21.4	$—	$0.9	$22.3

Plant closings related to the initial steps of the plan are expected to be completed over the next three years. Cash payments in the third quarter were $2.7 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have primarily been recorded on the consolidated balance sheet as other current liabilities.

Note 5 - Acquisitions

Evadix SA

On September 8, 2017, the Company signed a definitive agreement to acquire Romanian-based flexible packaging company Evadix SA.  This small, yet strategic acquisition establishes the Company with its first manufacturing operation in Eastern Europe.  The acquired facility provides a strong converting platform to leverage the Company's expertise and capabilities in film-making from Western Europe to grow sales of meat and cheese packaging throughout Europe.  The transaction is subject to statutory closing conditions which are planned to be fulfilled during November of 2017.

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

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At September 30, 2017 and December 31, 2016, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at September 30, 2017 and December 31, 2016 follow:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, less current portion	$1,530.6	$1,592.0	$1,527.8	$1,592.3

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

	Fair Value As of	Fair Value As of
	September 30, 2017	December 31, 2016
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset position	$3.1	$1.3

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At September 30, 2017 and December 31, 2016, the Company had outstanding forward exchange contracts with notional amounts aggregating $3.7 million and $4.1 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at September 30, 2017 and December 31, 2016 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	September 30, 2017	December 31, 2016
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$3.1	$1.3

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2017	2016	2017	2016
Designated as hedges
Interest rate swaps	Interest expense	$0.8	$0.8	$2.7	$3.7
Not designated as hedges
Forward exchange contracts	Other operating income	(0.4)	0.1	(0.7)	(0.8)
Total		$0.4	$0.9	$2.0	$2.9

Note 8 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	September 30, 2017	December 31, 2016
Raw materials and supplies	$198.6	$172.2
Work in process and finished goods	428.6	377.2
Total inventories	$627.2	$549.4

Note 9 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Global Packaging Segment	Total
Reported balance at December 31, 2016	$632.4	$396.4	$1,028.8
Currency translation	0.8	17.5	18.3
Reported balance at September 30, 2017	$633.2	$413.9	$1,047.1

The components of other intangible assets follow:

	September 30, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.6	$(1.4)	$8.9	$(1.0)
Technology based	79.9	(55.5)	79.5	(52.0)
Marketing related	14.4	(9.4)	14.2	(8.9)
Customer based	209.9	(101.1)	203.9	(89.4)
Reported balance	$313.8	$(167.4)	$306.5	$(151.3)

Amortization expense for intangible assets was $12.7 million and $11.6 million during the first nine months of 2017 and 2016, respectively. Estimated future amortization expense for intangible assets follows:

(in millions)	Amortization
Remainder of 2017	$4.2
2018	17.0
2019	16.8
2020	16.0
2021	14.2
2022	12.3

The Company does not have any accumulated impairment losses.

Note 10 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension and other postretirement plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2016 Annual Report on Form 10-K are expected to continue unchanged throughout 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost - benefits earned during the period	$1.8	$1.9	$—	$—	$5.5	$5.7	$—	$—
Interest cost on projected benefit obligation	7.7	8.2	—	—	22.9	24.6	0.1	0.1
Expected return on plan assets	(12.1)	(12.9)	—	—	(36.3)	(38.7)	—	—
Settlement loss	—	0.1	—	—	0.3	6.0	—	—
Amortization:
Prior service cost	0.2	0.2	—	—	0.6	0.6	(0.2)	(0.2)
Actuarial net loss (gain)	3.4	3.6	(0.2)	(0.2)	10.4	10.9	(0.6)	(0.5)
Net periodic benefit cost	$1.0	$1.1	$(0.2)	$(0.2)	$3.4	$9.1	$(0.7)	$(0.6)

Costs for defined contribution pension plans were $7.9 million and $23.4 million for the three and nine months ended September 30, 2017, respectively. Costs for defined contribution pension plans were $3.8 million and $17.1 million for the three and nine months ended September 30, 2016, respectively. The Company recognizes pension settlement charges related to supplemental pension plan lump sum payments.

Note 11 — Accumulated Other Comprehensive Loss

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2015	$(366.5)	$(143.4)	$(509.9)
Other comprehensive income before reclassifications	63.8	0.7	64.5
Amounts reclassified from accumulated other comprehensive loss	—	10.3	10.3
Net current period other comprehensive income	63.8	11.0	74.8
September 30, 2016	$(302.7)	$(132.4)	$(435.1)

December 31, 2016	$(330.7)	$(117.1)	$(447.8)
Other comprehensive income before reclassifications	57.6	—	57.6
Amounts reclassified from accumulated other comprehensive loss	—	6.6	6.6
Net current period other comprehensive income	57.6	6.6	64.2
September 30, 2017	$(273.1)	$(110.5)	$(383.6)

The following table summarizes amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Pension and postretirement costs (See Note 10)	$3.4	$3.2	$10.5	$16.8
Tax benefit	(1.2)	(1.9)	(3.9)	(6.5)
Pension and postretirement costs, net of tax	$2.2	$1.3	$6.6	$10.3

Accumulated other comprehensive loss associated with pension and other postretirement liability adjustments are net of tax effects of $67.2 million and $71.2 million as of September 30, 2017 and December 31, 2016, respectively.

Note 12 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Numerator
Net income	$55.6	$68.6	$134.7	$175.7

Denominator
Weighted average common shares outstanding — basic	90.9	94.3	91.8	94.6
Dilutive shares	0.3	0.7	0.3	0.9
Weighted average common and common equivalent shares outstanding — diluted	91.2	95.0	92.1	95.5

Per common share income
Basic	$0.61	$0.73	$1.47	$1.86
Diluted	$0.61	$0.72	$1.46	$1.84

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 0.6 million shares for the three and nine months ended September 30, 2017. There were no anti-dilutive stock awards outstanding for the three and nine months ended September 30, 2016.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at September 30, 2017 and December 31, 2016 was $3.1 million and $3.5 million, respectively, and is included in other liabilities and deferred credits on the accompanying consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $12.0 million, translated to U.S. dollars at the September 30, 2017 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before restructuring and other costs, general corporate expense, interest expense, other non-operating income, and income taxes.

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately 10 percent of the Company's sales for all periods presented. The Company sells to Kraft Heinz primarily through its U.S. Packaging segment.

A summary of the Company’s business activities reported by its two business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Segments (in millions)	2017	2016	2017	2016
Sales including intersegment sales:
U.S. Packaging	$684.5	$664.8	$2,012.1	$2,009.5
Global Packaging	366.9	374.6	1,073.0	1,043.5

Intersegment sales:
U.S. Packaging	(12.2)	(7.2)	(29.4)	(20.4)
Global Packaging	(4.1)	(5.0)	(13.1)	(16.2)
Total net sales	$1,035.1	$1,027.2	$3,042.6	$3,016.4

Segment operating profit
U.S. Packaging	$99.6	$100.8	$263.2	$306.0
Global Packaging	24.6	36.2	69.5	80.6

Restructuring and other costs	12.9	4.4	41.1	24.8
General corporate expenses	13.3	16.4	47.7	57.2

Operating income	98.0	116.2	243.9	304.6

Interest expense	16.7	15.1	48.7	44.5
Other non-operating income	(0.7)	(0.6)	(2.2)	(1.1)

Income before income taxes	$82.0	$101.7	$197.4	$261.2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2017

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2017		2016		2017		2016
Net sales	$1,035.1	100.0%	$1,027.2	100.0%	$3,042.6	100.0%	$3,016.4	100.0%
Cost of products sold	827.4	79.9	802.4	78.1	2,451.1	80.6	2,365.8	78.4
Gross profit	207.7	20.1	224.8	21.9	591.5	19.4	650.6	21.6

Operating expenses
Selling, general, and administrative expenses	94.6	9.1	95.8	9.3	286.8	9.4	295.6	9.8
Research and development	10.0	1.0	11.6	1.1	33.6	1.1	34.7	1.2
Restructuring and other costs	12.9	1.2	4.4	0.4	41.1	1.4	24.8	0.8
Other operating income	(7.8)	(0.8)	(3.2)	(0.3)	(13.9)	(0.5)	(9.1)	(0.3)
Operating income	98.0	9.5	116.2	11.3	243.9	8.0	304.6	10.1

Interest expense	16.7	1.6	15.1	1.5	48.7	1.6	44.5	1.5
Other non-operating income	(0.7)	(0.1)	(0.6)	(0.1)	(2.2)	(0.1)	(1.1)	—
Income before income taxes	82.0	7.9	101.7	9.9	197.4	6.5	261.2	8.7

Provision for income taxes	26.4	2.6	33.1	3.2	62.7	2.1	85.5	2.8

Net income	$55.6	5.4%	$68.6	6.7%	$134.7	4.4%	$175.7	5.8%

Effective income tax rate		32.2%		32.5%		31.8%		32.7%

Diluted earnings per share	$0.61		$0.72		$1.46		$1.84

Adjusted diluted earnings per share (1)	$0.70		$0.75		$1.76		$2.02

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

In the U.S., many of our consumer packaged goods customers have seen pressure on their sales volumes during recent years for a variety of reasons, including shifting consumer preferences.  During recent years, we have invested in equipment that is well-suited to on-trend opportunities in this region, and we are developing a more deliberate action plan to align our resources to pursue these pockets of  growth.

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

During the third quarter of 2017, hurricanes and inclement weather struck portions of the United States and the Caribbean. We anticipate some impacts will flow through to our business during the fourth quarter as these events have influenced some of our customers and suppliers. This includes the impact of higher raw material input prices in Latin America that have become difficult to pass through to our customers due to the challenging economic environment and the impact of light production levels at our healthcare facility in Puerto Rico that are aligned to the demands of our customer base in that region.

Restructuring

Refer to Note 4 — Restructuring for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

During the second quarter of 2017, we initiated restructuring activities to improve efficiency and profitability that further positions us for long-term success.  We announced the remaining details of the 2017 Plan during the third quarter.  The 2017 Plan includes the following actions: the closure of four manufacturing facilities, the consolidation of office space, and the reduction of our administrative support cost structure, which includes the reduction of 500 positions.  The total program cost is estimated at $100 to $125 million, including $65 to $75 million in total pre-tax restructuring charges, $20 to $30 million in pre-tax other plan-related costs and $15 to $20 million in capital investment related to executing the 2017 Plan.  We are targeting an annual pre-tax savings run rate of $65 million by 2019 from the 2017 Plan.

During the first nine months of 2017, we recorded restructuring charges totaling $32.2 million which consisted primarily of employee termination costs and fixed asset write-downs of equipment.  In addition, we recorded $1.0 million in other plan-related costs related to the 2017 Plan which consisted of consulting fees.

Plant closings are expected to be completed over the next three years.  Total restructuring and other plan-related cash payments for the 2017 Plan are estimated to be approximately $70 to $80 million.  We expect restructuring and other plan-related payments of $10 million in 2017, with an additional $40 million in 2018 and the balance in 2019.

Acquisitions

Acquisition of Evadix
On September 8, 2017, we signed a definitive agreement to acquire Romanian-based flexible packaging company Evadix SA.  This small, yet strategic acquisition establishes us with our first manufacturing operation in Eastern Europe.  The acquired facility provides a strong converting platform to leverage our expertise and capabilities in film-making from Western Europe to grow sales of meat and cheese packaging throughout Europe.  The transaction is subject to statutory closing conditions which are planned to be fulfilled during November of 2017.

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

Results of Operations — Third Quarter 2017

Consolidated Overview

(in millions, except per share amounts)	2017	2016
Net sales	$1,035.1	$1,027.2
Net income	55.6	68.6
Diluted earnings per share	0.61	0.72
Adjusted diluted earnings per share (See below)	0.70	0.75

Net sales for the third quarter of 2017 increased 0.8 percent compared to the same period of 2016. The impact of currency translation increased net sales by 0.2 percent.

Diluted earnings per share for the third quarter of 2017 were $0.61 compared to $0.72 reported in the same quarter of 2016. Results for 2017 included an $0.09 per share charge for restructuring costs related primarily to planned plant closures in Latin America and the U.S. Packaging segment. Results for 2016 included a $0.03 per share charge for restructuring costs related primarily to anticipated plant closures in Latin America.

U.S. Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$672.3	$657.6
Operating profit	99.6	100.8
Operating profit as a percentage of net sales	14.8%	15.3%

U.S. Packaging net sales of $672.3 million for the third quarter of 2017 represented an increase of 2.2 percent compared to the same period of 2016. Compared to the prior third quarter, unit volumes were up approximately two percent.

U.S. Packaging operating profit decreased to $99.6 million in the third quarter of 2017, or 14.8 percent of net sales, compared to $100.8 million, or 15.3 percent of net sales, in 2016. Compared to the prior year, profits were impacted by previously-negotiated contractual selling price reductions on select products, partially offset by manufacturing efficiencies and the benefits of increased unit volumes.

Global Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$362.8	$369.6
Operating profit	24.6	36.2
Operating profit as a percentage of net sales	6.8%	9.8%

Global Packaging net sales of $362.8 million for the third quarter of 2017 represented a decrease of 1.8 percent compared to the same period of 2016. Currency translation increased net sales by 0.5 percent. Organic sales decline of 2.3 percent reflects unfavorable mix of products sold, partially offset by sales price increases. Compared to the prior third quarter, Global Packaging unit volumes were relatively flat, comprised of weak volumes in our Latin American business, as anticipated, and offset by net volume growth in the remaining regions of the Global Packaging segment.

Global Packaging operating profit for the third quarter was $24.6 million compared to $36.2 million for the same period in 2016. Compared to the prior year, lower profits in Global Packaging were driven primarily by the impact of the challenging economic environment in Brazil. Current third quarter profits in our Latin American business were in line with our expectations shared during the most recent earnings cycle, which outlined sequential profit improvement as compared to the second quarter of 2017.

Consolidated Gross Profit

(dollars in millions)	2017	2016
Gross profit	$207.7	$224.8
Gross profit as a percentage of net sales	20.1%	21.9%

Compared to the prior third quarter, gross profits were impacted by previously-negotiated contractual selling price reductions on select products as well as the challenging economic environment in Brazil, partially offset by manufacturing efficiencies and the benefits of increased unit volumes.

Interest Expense

(dollars in millions)	2017	2016
Interest expense	$16.7	$15.1
Effective interest rate	4.3%	3.9%

Interest expense increased in 2017 reflecting the September 2016 refinancing of short-term floating rate debt with long-term fixed rate public bonds for which the rate of interest is higher.

Results of Operations — Nine Months Ended September 30, 2017

Consolidated Overview

(in millions, except per share amounts)	2017	2016
Net sales	$3,042.6	$3,016.4
Net income	134.7	175.7
Diluted earnings per share	1.46	1.84
Adjusted diluted earnings per share (See below)	1.76	2.02

Net sales for the nine months ended September 30, 2017, increased 0.9 percent from the same period of 2016. The impact of currency translation increased net sales by 0.3 percent. The SteriPack acquisition increased net sales by 0.8 percent.

Diluted earnings per share for the nine months ended September 30, 2017 were $1.46 compared to $1.84 reported in the same period of 2016. Results for 2017 included a $0.30 per share charge for restructuring costs related primarily to planned plant closures in Latin America and the U.S. Packaging segment. Results for 2016 included a $0.12 per share charge for restructuring costs related primarily to planned plant closures and related severance in Latin America. Results for 2016 also included a $0.06 per share charge for acquisition-related costs comprised primarily of costs associated with the Emplal Participações S.A. and SteriPack acquisitions. These costs were recorded both in operating income and interest expense. The net impact of currency translation increased operating profit during the first nine months of 2017 by approximately $0.01 of total Company earnings per share.

U.S. Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$1,982.7	$1,989.1
Operating profit	263.2	306.0
Operating profit as a percentage of net sales	13.3%	15.4%

U.S. Packaging net sales decreased 0.3 percent in the nine months ended September 30, 2017, compared to the same period of 2016. Compared to the prior year, unit volumes were up approximately one percent during the first nine months of the year. The decrease in net sales was driven by mix of products sold and contractual selling price reductions previously negotiated with some customers to secure business for the long-term, partially offset by higher input costs that are passed through to customers.

Operating profit for the nine months ended September 30, 2017 was $263.2 million, or 13.3 percent of net sales, compared to $306.0 million, or 15.4 percent of net sales, in 2016. Compared to the prior year, lower profits were driven by mix of products sold, previously-negotiated contractual selling price reductions on select products, and inefficiencies related to an ERP system implementation at one of the Company’s manufacturing facilities during the second quarter.

Global Packaging Business Segment

(dollars in millions)	2017	2016
Net sales	$1,059.9	$1,027.3
Operating profit	69.5	80.6
Operating profit as a percentage of net sales	6.6%	7.8%

Global Packaging net sales increased 3.2 percent in the nine months ended September 30, 2017 compared to the same period of 2016.  The impact of currency translation increased net sales by 1.0 percent, primarily due to currencies in Latin America. The SteriPack acquisition increased net sales by 2.4 percent. Compared to the prior year, unit volumes were relatively flat during the first nine months of the year.

Operating profit for the nine months ended September 30, 2017 was $69.5 million, or 6.6 percent of net sales, compared to $80.6 million, or 7.8 percent of net sales, in 2016. The net impact of currency translation increased operating profit during the first nine months of 2017 by $0.8 million as compared to the prior year, primarily due to currencies in Latin America. Compared to the prior year, lower profits were driven primarily by volume, mix, and other associated impacts of the challenging economic environment in Brazil.

Interest Expense

(dollars in millions)	2017	2016
Interest expense	$48.7	$44.5
Effective interest rate	4.2%	4.1%

Interest expense increased in 2017 reflecting the September 2016 refinancing of short-term floating rate debt with long-term fixed rate public bonds for which the rate of interest is higher.

Consolidated Income Taxes

(dollars in millions)	2017	2016
Income taxes	$62.7	$85.5
Effective tax rate	31.8%	32.7%

As anticipated, our 2017 first quarter results included a discrete income tax benefit of approximately $0.9 million corresponding to the adoption of new accounting guidance related to employee share-based payment accounting (See Note 2). Our effective income tax rate for the first nine months of 2017 including this benefit was approximately 31.8 percent. We expect an effective income tax rate for 2017 of approximately 31.5 percent, which incorporates the new accounting standard for stock-based compensation.

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

A reconciliation of reported diluted earnings per share to adjusted diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Diluted earnings per share, as reported	$0.61	$0.72	$1.46	$1.84

Non-GAAP adjustments per share, net of taxes:
Restructuring and related costs (1)	0.09	0.03	0.30	0.12
Other costs (2)	—	—	—	0.06

Diluted earnings per share, as adjusted	$0.70	$0.75	$1.76	$2.02

(1)
Restructuring and related costs include costs primarily related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to its environment.

(2)
Other costs are comprised primarily of acquisition costs associated with the Emplal Participações S.A. and SteriPack acquisitions and were recorded both in operating income and interest expense (reflecting fees to extinguish portions of the Emplal seller's debt).

A reconciliation of total debt to net debt at September 30, 2017 and December 31, 2016 follows:
(in millions)	September 30, 2017	December 31, 2016
Current portion of long-term debt	$5.1	$2.0
Short-term borrowings	15.8	15.3
Long-term debt, less current portion	1,530.6	1,527.8
Total debt	1,551.5	1,545.1
Less cash and cash equivalents	(44.7)	(74.2)
Net debt	$1,506.8	$1,470.9

The components of changes in net sales for the three and nine months ended September 30, 2017 follow:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	Percent Change YoY	Percent Change YoY
U.S. Packaging:
Organic sales growth (decline)	2.2%	(0.3)%
U.S. Packaging	2.2%	(0.3)%

Global Packaging:
Currency effect	0.5%	1.0%
Acquisition effect	—%	2.4%
Organic sales decline	(2.3)%	(0.2)%
Global Packaging	(1.8)%	3.2%

Total Company:
Currency effect	0.2%	0.3%
Acquisition effect	—%	0.8%
Organic sales growth (decline)	0.6%	(0.2)%
Total change in net sales	0.8%	0.9%

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

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 54.1 percent and 53.9 percent at September 30, 2017 and December 31, 2016, respectively.  Total debt as of September 30, 2017 and December 31, 2016 was $1.6 billion and $1.5 billion, respectively.

Cash Flow

Net cash provided by operating activities was $299.5 million for the first nine months of 2017, compared to $348.4 million for the first nine months of 2016. This decline was driven by profit levels in 2017; our accounts payable improvements have been maintained as anticipated.

Net cash used in investing activities was $140.4 million for the first nine months of 2017 compared to $236.2 million for the same period of 2016. Capital expenditures were $143.0 million for the first nine months of 2017 compared to $129.0 million for the first nine months of 2016, reflecting planned investment to support productivity improvements in the U.S. Packaging segment and growth initiatives in the Global Packaging segment. Cash used for acquisitions totaled $114.5 million for the first nine months of 2016, primarily related to our SteriPack acquisition. In the nine months ended September 30, 2017, we received approximately $5.6 million as net proceeds from the sale of land and buildings in the United States related to a previous restructuring program. In the nine months ended September 30, 2016, we received approximately $6.9 million as net proceeds from the sale of land and buildings in Brazil and Mexico related to a previous restructuring program.

Net cash used in financing activities was $193.5 million for the nine months ended September 30, 2017, compared $93.2 million for the same period of 2016. Net change in total debt was due to borrowings of $2.8 million and $99.3 million for the nine months ended September 30, 2017 and 2016, respectively. On September 15, 2016, we issued $300 million aggregate principal amount of senior notes due in 2026 with a fixed interest rate of 3.1 percent. The proceeds were used to repay outstanding commercial paper and for general corporate purposes.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of September 30, 2017, our commercial paper debt outstanding was $222.2 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On July 22, 2016, we amended our revolving credit facility extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include a minimum net worth calculation and a maximum ratio of debt to total capitalization as defined in our credit agreement.  The revolving credit agreement includes a $100 million multicurrency limit to support the financing needs of our international subsidiaries.  As of September 30, 2017, there was $222.2 million of debt outstanding supported by this credit facility, leaving $877.8 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Borrowings under the credit agreement are subject to a variable interest rate. We are in compliance with all debt covenants.

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

Intangible assets and goodwill
Goodwill is tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Among the factors that could trigger an impairment review are our current operating results relative to our annual plan or historical performance; competitive pressures and changes in the general economy or in the markets in which we operate. As of our most recent annual goodwill impairment review date of October 1, 2016, our Latin America reporting unit’s fair value was 22.3% in excess of its carrying value. As disclosed in this report, our business in Brazil contracted late in the second quarter of 2017 primarily attributed to the economic environment in which it operates which has also led to further restructuring actions in this region. In the second quarter, we initiated an interim impairment analysis of our Latin America reporting unit during July 2017. This review did not result in any impairment of the reporting unit’s goodwill balance. During the third quarter, our business in Brazil improved over the second quarter. The carrying value of our Latin America goodwill was $197 million as of September 30, 2017. We conduct our annual impairment test in the fourth quarter. To the extent the results of our Brazil business continue to worsen or the future outlook weakens, goodwill may become impaired. In the event we determine that goodwill is impaired for this reporting unit in a future period, we would need to recognize a non-cash impairment charge which could have a material adverse effect on our consolidated financial statements.

Pension costs
We initiated a program in the third quarter of 2017 where we offered terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as a lump sum.  Based on the current status of employees accepting the offer and estimates of employees who will accept during the open window, we currently expect to recognize a non-cash pretax pension settlement charge of approximately $5 to $12 million in the fourth quarter of 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2017.  For additional information, refer to Note 6 and Note 7 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 1A.  RISK FACTORS

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We believe that at September 30, 2017, there has been no material change to this information, except for the updated risk factors below:

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

During the third quarter of 2017, hurricanes and inclement weather struck portions of the United States and the Caribbean. We anticipate some impacts will flow through to our business during the fourth quarter as these events have influenced some of our customers and suppliers. This includes the impact of higher raw material input prices in Latin America that have become difficult to pass through to our customers due to the challenging economic environment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2017	1,170,680	$46.89	1,170,680	18,187,211

As of September 30, 2017, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 18,187,211 shares of our common stock.

ITEM 6.  EXHIBITS

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

Exhibit 31.1
Exhibit 31.2
Exhibit 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	October 27, 2017	/s/ Michael B. Clauer
Michael B. Clauer, Senior Vice President and Chief Financial Officer