Form 10-K
period 2017-12-31
BEMIS CO INC
filed 2018-02-23
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 30, 2017, based on a closing price of $46.25 per share as reported on the New York Stock Exchange, was $4,253,828,441.

As of February 21, 2018, the Registrant had 90,975,529 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement - Annual Meeting of Shareholders May 3, 2018 - Part III

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

Factors that could cause actual results to differ from those expected include, but are not limited to:

•	The ability of our foreign operations to maintain working efficiencies, as well as properly adjust to continuing changes in global politics, legislation, and economic conditions;

•	A failure to realize the full potential of our restructuring activities;

•	Changes in the competitive conditions within our markets, as well as changes in the demand for our goods;

•	Changes in the value of our goodwill and other intangible assets;

•	Our ability to retain and build upon the relationships and sales of our key customers;

•	The potential loss of business or increased costs due to customer or vendor consolidation;

•	The costs, availability, and terms of acquiring our raw materials (particularly for polymer resins and adhesives), as well as our ability to pass any price changes on to our customers;

•	Changes in import and export regulation that could subject us to liability or impair our ability to compete in international markets;

•	Variances in key exchange rates that could affect the translation of the financial statements of our foreign entities;

•	Our ability to effectively implement and update our global enterprise resource planning ("ERP") systems;

•	Our ability to realize the benefits of our acquisitions and divestitures, and whether we are able to properly integrate those businesses we have acquired;

•	Fluctuations in interest rates and our borrowing costs, along with other key financial variables;

•	A potential failure in our information technology infrastructure or applications and their ability to protect our key functions from cyber-crime and other malicious content;

•	Changes in our credit rating;

•	Unexpected outcomes in our current and future administrative and litigation proceedings;

•	Changes in governmental regulations, particularly in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment;

•	Our ability to effectively introduce new products into the market and to protect or retain our intellectual property rights;

•	Changes in our ability to attract and retain high performance employees; and

•	Our ability to manage all costs associated with our pension plans.

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

Our long-term strategic objectives are to accelerate growth, focus innovation, and continuously improve. During 2017, we launched Agility, our three-pronged approach to fix, strengthen, and grow our business. Our vision is: passionate commitment to the growth and success of our customers will make Bemis the clear choice for inspired packaging solutions.

The majority of our products are sold to customers in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care, electronics, industrial, and other consumer goods. Further information about our operations in our business segments and geographic areas is available in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2017, we had approximately 16,500 employees worldwide. Approximately 8,100 of these employees were in the U.S., with approximately 41 percent of the 5,800 hourly production employees covered by collective bargaining agreements involving six different unions. Of the approximately 8,400 employees who were outside the U.S., over half of the hourly production employees and some of the salaried workforce are covered by collective bargaining agreements and are represented by numerous unions.

Working capital fluctuates throughout the year in relation to business volume and other marketplace conditions.  We maintain inventory levels that provide a reasonable balance between obtaining raw materials at favorable prices and maintaining adequate inventory levels to enable us to fulfill our commitment to promptly fill customer orders.  Manufacturing backlogs are not a significant factor in the industries in which we operate.  The business of each of the reportable segments is not seasonal to any material extent.

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

Our business activities are organized around our three reportable business segments, U.S. Packaging (65 percent of 2017 net sales) , Latin America Packaging (18 percent) and Rest of World Packaging (17 percent). A summary of our business activities reported by our three reportable business segments follows.

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
Latin America Packaging Segment
The Latin America Packaging segment includes all food and non-food packaging-related manufacturing operations located in Latin America. This segment manufactures multilayer polymer, blown and cast film structures to produce packaging sold for a variety of food, medical, pharmaceutical, personal care, electronics, and industrial applications. Additional products include injection molded and thermoformed plastic as well as folding carton packaging. These packaging solutions are used for a variety of applications including processed and fresh meat, dairy, liquids, snacks, cheese, coffee, condiments, candy, bakery, tissue, fresh produce, personal care and hygiene, disposable diapers, pet food, pharmaceutical, and medical devices.

Rest of World Packaging Segment
The Rest of World Packaging segment includes all food and non-food packaging-related manufacturing operations located in Europe and Asia-Pacific as well as medical device and pharmaceutical packaging-related manufacturing operations in the U.S., Europe, and Asia. This segment manufactures multilayer polymer, blown and cast film structures to produce packaging sold for a variety of food, medical, pharmaceutical, personal care, electronics, and industrial applications. These applications include processed and fresh meat, dairy, liquids, snacks, cheese, coffee, condiments, candy, bakery, tissue, fresh produce, personal care and hygiene, pharmaceutical, and medical devices.

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

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately 10 and 11 percent of our sales in 2017 and 2016, respectively. Business arrangements with them and certain large customers require a large portion of the manufacturing capacity at a few individual manufacturing sites.  Any change in the business arrangement would typically occur over a period of time, which would allow for an orderly transition for both our manufacturing sites and the customer.

The major markets in which we sell our products historically have been, and continue to be, highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include Amcor Limited, Berry Global Group, Inc., Bryce Corporation, Coveris Holdings S.A., Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Wipak OY, Winpak Ltd, and a variety of other privately held companies.

We consider ourselves to be a significant participant in the markets in which we serve; however, due to the diversity of our business, our precise competitive position in these markets is not reasonably determinable.  Advertising is limited primarily to business and trade publications emphasizing our product features and related technical capabilities.

Raw Materials
Polymer resins and films, paper, inks, adhesives, aluminum, and chemicals constitute the major raw materials we use.  These are purchased from a variety of global industry sources, and we are not significantly dependent on any one supplier for our raw materials.  While temporary industry-wide shortages of raw materials may occur, we expect to continue to successfully manage raw material supplies without significant supply interruptions.  Currently, raw materials are readily available.

Environmental Matters
Our operations and the real property we own or lease are subject to broad environmental laws and regulations by multiple jurisdictions.  These laws and regulations pertain to the discharge of certain materials into the environment, handling and disposition of waste, and cleanup of contaminated soil and ground water as well as various other protections of the environment.  We believe that we are in substantial compliance with applicable environmental laws and regulations based on implementation of our Environmental, Health, and Safety Management System and regular audits. However, we cannot predict with certainty that we will not in the future incur liability with respect to noncompliance with environmental laws and regulations due to contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be material.  In addition, these laws and regulations are constantly changing, and we cannot always anticipate these changes.

See Note 20 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information regarding certain environmental matters.

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
Rigid packaging — A form of packaging in which the shape of the package is retained as its contents are removed. Cups, tubs, trays and clamshell packaging are examples of rigid packaging options.
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

The political instability and incrementally challenging economic environment in Brazil are impacting our business. As consumers, retailers, and our customers react to the situation in the region, our unit volumes and mix of products sold are adversely impacted. The challenges associated with the economic environment in Brazil are putting pressure on our sales and earnings.

Restructuring activities — Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.
We are undertaking and may continue to undertake restructuring activities and cost reduction initiatives to optimize our asset base, improve operating efficiencies and generate cost savings. We cannot be certain that we will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time. In addition, we may not be successful in migrating production from one facility to another.

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

In March of 2017, certain of our large U.S. core consumer packaged goods customers lowered their volume projections for the balance of 2017. These lower volumes, together with the operational inefficiencies associated with the lower volumes, reduced our sales and earnings for 2017.

Goodwill and other intangible assets — A significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.
We review our goodwill balance for impairment at least once a year using the business valuation methods allowed in accordance with current accounting standards. These methods include the use of a weighted-average cost of capital to calculate the present value of the expected future cash flows of our reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results. If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth. We recorded pre-tax impairment charges totaling $196.6 million ($145.5 million, net of taxes) related to the Latin America Packaging segment in the year ended December 31, 2017. We have identified the valuation of intangible assets and goodwill as a critical accounting estimate. See “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Critical Accounting Estimates and Judgments—Intangible assets and goodwill” included in Item 7 of this Annual Report on Form 10-K.

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

During the third quarter of 2017, hurricanes and inclement weather struck portions of the U.S. and the Caribbean. The impact of these events flowed through to our business during the fourth quarter as these events have influenced the behaviors of some of our customers and suppliers. This includes the impact of higher raw material input prices in Latin America that were difficult to pass through to some of our customers immediately due to the challenging economic environment.

Imports and exports — We are subject to governmental export and import controls and duties, tariffs or taxes that could subject us to liability or impair our ability to compete in international markets.
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

Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, we cannot assure that a violation will not occur, whether knowingly or inadvertently. Any such shipment could have negative consequences including government investigations, penalties, fines, civil and criminal sanctions, and reputational harm. In addition, our global business can be negatively affected by import and export duties, tariff barriers, and related local government protectionist measures, and the unpredictability with which these can occur.  For example, we are currently working with our customers to address recent duties imposed by the U.S. government on aluminum foil sourced from China used to manufacture certain products. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell our products to existing or potential customers with international operations. Any limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of operations.

Exchange rates — We have foreign currency conversion and transaction risks that may adversely affect our operating results.
In 2017, approximately 30 percent of our sales were generated by entities operating outside of the U.S. Because of this, variations in exchange rates may have a sizable effect on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Brazilian Real, but we also have foreign exchange exposure to the Euro, Argentine Peso, Mexican Peso, British Pound, and other currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive conversion effect on our financial statements. Conversely, a weakening U.S. dollar has an additive translation effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. In short, the volatility of currency exchange rates may impact our operating results.

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

During the second quarter of 2017, we experienced manufacturing inefficiencies related to the ERP system implementation at one of our U.S. plants which was resolved in 2017. While we have invested significant resources in planning and project management, significant implementation issues may arise.

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

We also make strategic divestitures from time to time, and we may agree to indemnify acquiring parties for certain liabilities arising from our former businesses which could negatively impact future results.

Interest rates — An increase in interest rates could reduce our reported results of operations.
At December 31, 2017, our variable rate borrowings approximated $844.3 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap). Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations. Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay. For each one percent increase in variable interest rates, our annual interest expense would increase by approximately $8.4 million on the $844.3 million of variable rate debt outstanding as of December 31, 2017.

Information technology — A failure in our information technology systems could negatively affect our business.
We depend on information technology to record and process customers' orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records. Increased global information technology (“IT”) security threats and more sophisticated cyber-crime pose a potential risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data. Other malicious activity, such as unauthorized access attempts, phishing, attempts at monetary theft through our IT systems, computer viruses or other malignant codes may also pose a threat to our operations. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively and timely address these failures, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial condition. We have experienced IT failures and breaches in the past, but they have not been material and did not significantly affect our business operations.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Properties utilized by us at December 31, 2017, were as follows:

U.S. Packaging Segment
This segment has 27 manufacturing plants located in 13 states, of which 26 are owned directly by us or our subsidiaries and one is leased from an outside party.  Initial building lease terms provide for minimum terms of 20 years and have one or more renewal options.

Latin America Packaging Segment
This segment has 14 manufacturing plants located in 3 countries, of which all are owned directly by us or our subsidiaries.

Rest of World Packaging Segment
This segment has 16 manufacturing plants located in two states within the U.S., the Commonwealth of Puerto Rico, and eight other countries, of which 11 are owned directly by us or our subsidiaries and five are leased from outside parties.  Initial building lease terms generally provide for minimum terms of five to twenty years and have one or more renewal options.

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

We are involved in other environmental-related litigation arising in the ordinary course of business. We accrue environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. Our reserve for environmental liabilities at December 31, 2017 and 2016 was $0.9 million and $3.5 million, respectively, and is included in other liabilities and deferred credits on the accompanying consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $11.5 million, translated to U.S. dollars at the December 31, 2017 exchange rate. We expect that tax examinations for years after 2011 will include similar assessments as we continue to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to our consolidated results of operations and/or cash flows.

We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe it is more likely than not the tax benefit will be sustained in its entirety and consequently have not recorded a liability. In May of 2017, we received a favorable administrative decision. The government is appealing this decision to the next administrative level. We intend to litigate the matter if it is not resolved at the administrative appeals levels. The ultimate outcome could take several years.  At this time, we believe that final resolution of the assessment will not have a material impact on our consolidated financial statements.

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

In late November 2016, the investigative arm of CADE issued an advisory opinion recommending, among other actions, the imposition of fines on Itap Bemis. In July 2017, the Attorney General's Office of CADE recommended the termination of the investigation with respect to all companies and individuals, concluding that the evidence is insufficient for conviction. The case is now awaiting the opinion of the Federal Public Prosecutor as to how to proceed as well as a final decision on the administrative investigation of CADE. If the final decision on the administrative investigation is favorable to us, the decision will be final. If the decision is not favorable to us, we intend to appeal through the federal court system, as described below.

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any of our equity securities in the three months ended December 31, 2017. Our common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2017, there were 2,986 registered holders of record of our common stock.  As of December 31, 2017, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 18,187,211 shares of our common stock.

Dividends paid and the high and low common stock prices per share were as follows:

For the Quarterly Periods Ended:	March 31	June 30	September 30	December 31

2017
Dividend paid per common share	$0.30	$0.30	$0.30	$0.30
Common stock price per share
High	51.98	50.47	49.84	49.60
Low	47.83	43.13	40.60	42.85

2016
Dividend paid per common share	0.29	0.29	0.29	0.29
Common stock price per share
High	54.19	53.88	53.32	51.44
Low	42.45	47.28	49.85	47.22

2015
Dividend paid per common share	0.28	0.28	0.28	0.28
Common stock price per share
High	49.44	47.65	47.51	47.59
Low	43.74	43.50	38.91	39.48

The graph below matches the cumulative 5-Year total return of holders of Bemis Company, Inc.'s common stock with the cumulative total returns of the S&P Midcap 400 index and a customized peer group of twenty companies, which aligns with the Company's incentive compensation plans, that includes: Albemarle Corp, AptarGroup Inc., Ashland Global Holdings Inc., Avery Dennison Corporation, Ball Corporation, Berry Global Group, Inc., Crown Holdings Inc., Graphic Packaging Holding Company, Greif Inc., Minerals Technologies Inc., Newmarket Corp, Owens-Illinois Inc., Packaging Corp. of America, Polyone Corp, RPM International Inc., Sealed Air Corporation, Sensient Technologies Corp, Silgan Holdings Inc., Sonoco Products Company, and Westrock Co (1). The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2012 and tracks it through 12/31/2017.
(1) Note Valspar was removed from the peer group because it was acquired during the period.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Bemis Company, Inc.	100.00	125.68	142.55	144.36	158.17	162.36
S&P Midcap 400	100.00	133.50	146.54	143.35	173.08	201.20
Peer Group	100.00	138.33	160.28	154.31	182.44	220.94

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW
(dollars in millions, except per share amounts)

Years Ended December 31,	2017	2016	2015	2014	2013
Operating Data
Net sales	$4,046.2	$4,004.4	$4,071.4	$4,343.5	$4,476.6
Income from continuing operations	94.0	236.2	241.9	239.1	192.5

Common Share Data
Basic earnings per share from continuing operations	1.03	2.51	2.50	2.39	1.86
Diluted earnings per share from continuing operations	1.02	2.48	2.47	2.36	1.85
Adjusted diluted earnings per share from continuing operations (1)	2.39	2.69	2.55	2.30	2.09
Dividends per share	1.20	1.16	1.12	1.08	1.04
Book value per share	13.23	13.59	12.70	14.59	16.53

Weighted-average shares outstanding for computation of diluted earnings per share	91.9	95.1	97.9	101.2	104.0
Common shares outstanding at December 31,	90.8	92.7	95.1	98.2	101.9

Capital Structure and Other Data
Current ratio	1.9x	2.0x	1.9x	2.7x	2.5x
Working capital	$571.0	$589.4	$529.9	$806.4	$902.6
Total assets	3,699.9	3,715.7	3,489.8	3,610.8	4,105.6
Short-term debt	21.0	17.3	35.4	31.3	14.9
Long-term debt	1,542.4	1,527.8	1,353.9	1,311.6	1,416.8
Total equity	1,201.2	1,259.7	1,207.4	1,433.0	1,684.8
Depreciation and amortization	169.8	162.1	158.1	180.6	190.3
Capital expenditures	188.5	208.3	219.4	185.2	139.8

Number of common shareholders	2,986	3,130	3,154	3,284	3,416
Number of employees	16,582	17,678	17,696	16,944	19,106

(1) Refer to "Presentation on Non-GAAP Financial Information" for reconciliation of adjusted diluted earnings per share.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2017
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions, except per share amounts)	2017		2016		2015
Net sales	$4,046.2	100.0%	$4,004.4	100.0%	$4,071.4	100.0%
Cost of products sold	3,261.0	80.6	3,138.2	78.4	3,198.0	78.5
Gross profit	785.2	19.4	866.2	21.6	873.4	21.5

Operating expenses:
Selling, general, and administrative expenses	380.4	9.4	392.2	9.8	420.0	10.3
Research and development costs	42.9	1.1	46.5	1.2	44.1	1.1
Restructuring and other costs	70.5	1.7	28.6	0.7	12.1	0.3
Goodwill impairment charge	196.6	4.9	—	—	—	—
Other operating income	(20.9)	(0.5)	(10.4)	(0.3)	(12.4)	(0.3)
Operating income	115.7	2.9	409.3	10.2	409.6	10.1

Interest expense	65.8	1.6	60.2	1.5	51.7	1.3
Other non-operating income	(2.8)	(0.1)	(1.8)	—	(6.0)	(0.1)
Income from continuing operations before income taxes	52.7	1.3	350.9	8.8	363.9	8.9

Income tax provision (benefit)	(41.3)	(1.0)	114.7	2.9	122.0	3.0

Income from continuing operations	94.0	2.3	236.2	5.9	241.9	5.9

Loss from discontinued operations	—	—	—	—	(2.6)	(0.1)

Net income	$94.0	2.3%	$236.2	5.9%	$239.3	5.9%
					\
Effective income tax rate		(78.4)%		32.7%		33.5%

Diluted earnings per share from continuing operations	$1.02		$2.48		$2.47

Adjusted diluted earnings per share from continuing operations (1)	$2.39		$2.69		$2.55

(1) Refer to "Presentation of Non-GAAP Financial Information"

Overview
Bemis Company, Inc. is a major supplier of flexible and rigid plastic packaging used by leading and emerging food, consumer products, healthcare, and other companies worldwide. Historically, approximately 80 percent of our total net sales are to customers in the food industry. Sales of our packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.

Effective with reporting for the fourth quarter of 2017, the Company realigned its segment reporting to transition from two reportable segments to three reportable segments as follows: U.S. Packaging, Latin America Packaging, and Rest of World Packaging.  The U.S. Packaging business segment is unchanged.  The Company will now report Latin America Packaging and Rest of World Packaging business segments, which had previously been aggregated and named Global Packaging.  Prior year comparatives have been revised to conform to the current reportable segment presentation. Refer to Note 21 - Segments of Business for additional information.

Market Conditions
The markets into which our products are sold have historically been, and continue to be, highly competitive. Our leading market positions in packaging for perishable food and medical device products reflect our focus on value-added, proprietary products that provide food safety and sterility benefits. We also manufacture products for which our technical know-how and economies of scale offer us a competitive advantage. The primary raw materials for our business segments are polymer resins and films, paper, inks, adhesives, aluminum, and chemicals.

In the U.S., many of our consumer packaged goods customers have seen pressure on their sales volumes during recent years for a variety of reasons, including shifting consumer preferences.  During recent years, we have invested in equipment that is well-suited to on-trend opportunities, and we are implementing deliberate action plans to align our resources to pursue these targeted areas of  growth.

Additionally, the political instability and incrementally challenging economic environment in Brazil are impacting our business. As consumers, retailers, and our customers react to the situation in the region, our unit volumes and mix of products sold are adversely impacted. During 2017, the challenges associated with the economic environment in Brazil put pressure on our sales and earnings.

During the third quarter of 2017, hurricanes and inclement weather struck portions of the United States and the Caribbean. These events have influenced the behaviors of some of our customers and suppliers, including higher raw material costs and weak demand in the local markets of our healthcare facility in Puerto Rico.

Sales by Geography

Sales by Geographic Area (in millions)	2017	2016	2015
United States	$2,826.0	$2,820.3	$2,937.8
Brazil	482.1	483.5	442.5
Other Americas	250.6	244.6	273.5
Europe	290.0	263.5	233.9
Asia-Pacific	197.5	192.5	183.7
Total	$4,046.2	$4,004.4	$4,071.4

Restructuring

Refer to Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

During the second quarter of 2017, we initiated restructuring activities to improve efficiency and profitability that further position us for long-term success.  We announced the remaining details of the 2017 Plan during the third quarter.  The 2017 Plan includes the following actions: the closure of four manufacturing facilities for which business will be relocated to existing facilities, the closure of an additional manufacturing facility for which business will not be relocated, the consolidation of office space, and the reduction of our administrative support cost structure, which includes the elimination of 500 positions.  The total program cost is estimated at $110 to $125 million, including $65 to $70 million in total pre-tax restructuring charges, $35 to $45 million in pre-tax other plan-related costs and approximately $10 million in capital investment related to executing the 2017 Plan.  We expect an annual pre-tax savings run rate of $65 million by 2019 from the 2017 Plan.

During 2017, we recorded restructuring charges totaling $47.4 million, of which $8.2 million related to the 2016 Plan. Restructuring charges consisted primarily of employee termination costs and fixed asset write-downs of equipment.  In addition, we recorded $10.3 million in other plan-related costs related to the 2017 Plan which consisted of consulting fees and impairment on assets sold.

The Plan is expected to be completed by the end of 2019.  Total restructuring and other plan-related cash payments for the 2017 Plan are estimated to be approximately $75 to $85 million.  Cash payments in the twelve months ended December 31, 2017 were $6.8 million. We expect restructuring and other plan-related payments of approximately $50 million in 2018 and the balance in 2019.

Discontinued Operations
On November 7, 2014, we completed the sale of our global Pressure Sensitive Materials business. Proceeds of the transaction totaled $150.5 million. Of the total proceeds, $136.9 was received in fiscal 2014 and $13.6 million was received in April 2015 which related to settlement of customary post-closing adjustments.

The Pressure Sensitive Materials business met the criteria to be classified as a discontinued operation. Amounts included in the consolidated statement of income have been recast to exclude Pressure Sensitive Materials amounts. The consolidated statement of cash flows for all periods includes both continuing and discontinued operations. Loss from discontinued operations in 2015 resulted from additional impairment charges, net of tax, reflecting finalization of post-closing adjustments.

Acquisitions

Acquisition of Evadix
On November 8, 2017, we acquired the Romanian-based flexible packaging company Evadix.  This small, yet strategic acquisition establishes us with our first manufacturing operation in Eastern Europe.  The acquired facility provides a strong converting platform to leverage our expertise and capabilities in film-making from Western Europe to grow sales of meat and cheese packaging throughout Europe.  The cash purchase price was $3.9 million.

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

Results of Operations

Consolidated Overview — Continuing Operations

(in millions, except per share amounts)	2017	2016	2015
Net sales	$4,046.2	$4,004.4	$4,071.4
Income from continuing operations	94.0	236.2	241.9
Diluted earnings per share from continuing operations	1.02	2.48	2.47
Adjusted diluted earnings per share from continuing operations (1)	2.39	2.69	2.55

(1) Refer to "Presentation of Non-GAAP Financial Information"

 2017 versus 2016
Net sales for the year ended December 31, 2017 increased 1.0 percent from the same period of 2016. The impact of currency translation increased net sales by 0.4 percent.  The SteriPack and Evadix acquisitions increased net sales by 0.6 percent in the current year.

Diluted earnings per share from continuing operations for the year ended December 31, 2017 were $1.02 compared to $2.48 reported in the same period of 2016.  Results for 2017 included a $0.42 per share charge for restructuring costs related primarily to planned plant closures in the Latin America Packaging and U.S. Packaging segments. Results also included a $1.59 per share charge related to a non-cash goodwill impairment in the Latin America Packaging segment. This impairment is a result of the impact on profits from the decline in the economic environment in Brazil during 2017 and the forecasted slow economic recovery. An $0.08 per share charge related to a pension settlement charge was also included in the 2017 results. We initiated a program during the third quarter of 2017 in which we offered terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as a lump sum. In addition, results included a $0.74 per share benefit related to the Tax Cuts and Jobs Act of 2017 that was signed by the President of the United States and became enacted law on December 22, 2017. The non-cash benefit recognized is due to the revaluation of deferred tax assets and liabilities from the change in the U.S. Federal statutory tax rate from 35 percent to 21 percent netted against the increase to taxes from the one-time transition tax on unremitted earnings. A $0.02 per share charge comprised of acquisition costs and hurricane-related expenses incurred at our Puerto Rico facility are also included in 2017 results.

Results for 2016 included a $0.16 per share charge for restructuring costs related primarily to planned plant closures and related severance in Latin America. Results also included a $0.07 per share charge for acquisition-related costs comprised primarily of costs associated with the SteriPack acquisition. These costs were recorded both in operating income and interest expense. A $0.02 per share gain on the sale of land and buildings was also recorded in 2016.

2016 versus 2015
Net sales for the year ended December 31, 2016 decreased 1.6 percent from the same period of 2015. The impact of currency translation reduced net sales by 3.5 percent. The Emplal Participações S.A. and SteriPack acquisitions increased net sales by 2.4 percent in 2016.

Diluted earnings per share from continuing operations for the year ended December 31, 2016 were $2.48 compared to $2.47 reported in the same period of 2015. Results for 2016 included a $0.16 per share charge for restructuring costs related primarily to planned plant closures and related severance in Latin America. Results also included a $0.07 per share charge for acquisition-related costs comprised primarily of costs associated with the Emplal Participações S.A. and SteriPack acquisitions. These costs were recorded both in operating income and interest expense. A $0.02 per share gain on the sale of land and buildings was also recorded in 2016. The net impact of currency translation decreased operating profit during 2016 by approximately $0.06 of total Company earnings per share. Results for 2015 included a $0.05 charge from a healthcare packaging plant closure and a $0.03 charge for acquisition-related costs comprised of direct acquisition costs associated with the Emplal Participações S.A. acquisition and charges related to contingent liabilities associated with a prior acquisition.

U.S. Packaging Business Segment
Our U.S. Packaging segment represents all food, consumer, and industrial products packaging-related manufacturing operations located in the U.S. Our U.S. Packaging business segment provides packaging for a variety of applications used in packaging meat and cheese, dairy and liquids, confectionery and snack foods, frozen foods, lawn and garden products, health and hygiene products, beverages, bakery goods, and dry foods.

(dollars in millions)	2017	2016	2015
Net sales	$2,626.0	$2,621.1	$2,747.5
Operating profit	352.5	400.0	391.8
Operating profit as a percentage of net sales	13.4%	15.3%	14.3%

2017 versus 2016
U.S. Packaging net sales of $2.6 billion for the full year 2017 represent an increase of 0.2 percent compared to the same period of 2016. Compared to the prior year, unit volumes were up nearly 1 percent.

 Operating profit decreased to $352.5 million for the full year 2017, or 13.4 percent of net sales, compared to $400 million, or 15.3 percent of net sales, in 2016. Compared to the prior year, lower profits were driven by mix of products sold, previously-negotiated contractual selling price reductions on select products, and inefficiencies related to an ERP system implementation at one of our manufacturing facilities during the second quarter.

2016 versus 2015
U.S. Packaging net sales of $2.6 billion for the full year 2016 represent a decrease of 4.6 percent compared to the same period of 2015. Compared to the prior year, unit volumes were up nearly one percent. The decrease in net sales was driven by the contractual pass through of lower raw material costs as well as the mix of products sold, which reflects the success of our asset recapitalization program.

Operating profit increased to $400.0 million for the full year 2016, or 15.3 percent of net sales, compared to $391.8 million, or 14.3 percent of net sales, in 2015. This margin increase primarily reflects continued operational improvements attributable to manufacturing efficiencies from our asset recapitalization program.

Latin America Packaging Business Segment
Our Latin America Packaging business segment includes all of our food and non-food packaging-related manufacturing operations located in Latin America. Our Latin America Packaging business segment provides packaging to a variety of applications used in packaging meat and cheese, dairy and liquids, confectionery and snack foods, frozen foods, lawn and garden products, health and hygiene products, beverages, medical and pharmaceutical products, bakery goods, dry foods, and pet food.

(dollars in millions)	2017	2016	2015
Net sales	$711.4	$703.1	$693.1
Operating profit	30.0	50.0	60.9
Operating profit as a percentage of net sales	4.2%	7.1%	8.8%

2017 versus 2016
Latin America Packaging net sales of $711.4 million for the full year 2017 represent an increase of 1.2 percent compared to the full year of 2016. Currency translation increased net sales by 4.0 percent. Organic sales decline of 2.8 percent reflects decreased unit volumes of approximately 4 percent and unfavorable sales mix driven by the challenging economic environment in Brazil, partially offset by increased selling prices.

Operating profit for the full year 2017 was $30.0 million, compared to $50.0 million, for the same period in 2016. Compared to the prior year, lower profits were driven primarily by the impacts of the challenging economic environment in Brazil, including lower unit volumes and unfavorable mix of products sold.

2016 versus 2015
Latin America Packaging net sales of $703.1 million for 2016 represent an increase of 1.4 percent compared to 2015. Currency translation reduced net sales by 15.7 percent. The acquisition of Emplal Participações S.A. increased net sales by 6.0 percent. Organic sales growth of 11.1 percent reflects increased selling prices partially offset by decreased unit volumes of approximately 4 percent.

Operating profit was $50.0 million in 2016, or 7.1 percent of net sales, compared to $60.9 million, or 8.8 percent of net sales in 2015. Margin decline during 2016 primarily reflects operational inefficiencies during the first quarter.

Rest of World Packaging Business Segment
Our Rest of World Packaging business segment includes all of our food and non-food packaging-related manufacturing operations located in Europe and Asia-Pacific as well as our medical device and pharmaceutical packaging manufacturing operations in the U.S., Europe, and Asia. Our Rest of World Packaging business segment provides packaging to a variety of applications used in packaging meat and cheese, dairy and liquids, confectionery and snack foods, frozen foods, lawn and garden products, health and hygiene products, beverages, medical and pharmaceutical products, bakery goods, and dry foods.

(dollars in millions)	2017	2016	2015
Net sales	$708.8	$680.2	$630.8
Operating profit	61.1	64.0	55.6
Operating profit as a percentage of net sales	8.6%	9.4%	8.8%

2017 versus 2016
Rest of World Packaging net sales of $708.8 million for the full year 2017 represented an increase of 4.2 percent compared to the full year of 2016. Currency translation decreased net sales by 1.7 percent. The acquisitions of SteriPack and Evadix increased net sales by 3.7 percent. Organic sales growth of 2.2 percent reflects increased unit volumes of approximately 6 percent and increased selling prices, partially offset by unfavorable mix of products sold.

Operating profit for the full year 2017 was $61.1 million, compared to $64.0 million, for the same period in 2016. Compared to the prior year, lower profits were driven primarily by rising raw material input prices in Europe and mix of products sold.

2016 versus 2015
Rest of World Packaging net sales of $680.2 million for 2016 represent an increase of 7.8 percent compared to 2015. Currency translation reduced net sales by 5.2 percent. The acquisition of SteriPack increased net sales by 8.1 percent. Organic sales growth of 4.9 percent primarily reflects increased unit volumes of approximately 4 percent.

Operating profit was $64.0 million in 2016, or 9.4 percent of net sales, compared to $55.6 million, or 8.8 percent of net sales in 2015. Margin improvement in the Rest of World Packaging segment reflects the positive impact of selling prices and mix, partially offset by operational inefficiencies at one of our healthcare packaging facilities.

Consolidated Gross Profit

(dollars in millions)	2017	2016	2015
Gross profit	$785.2	$866.2	$873.4
Gross profit as a percentage of net sales	19.4%	21.6%	21.5%

Compared to the prior years, gross profit was impacted by previously-negotiated contractual selling price reductions on select products, the challenging economic environment in Brazil, mix of products sold, and inefficiencies related to an ERP implementation at one of our facilities during the second quarter.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2017	2016	2015
Selling, general, and administrative expenses (SG&A)	$380.4	$392.2	$420.0
SG&A as a percentage of net sales	9.4%	9.8%	10.3%

Selling, general, and administrative expenses ("SG&A") declined in 2017 and 2016 primarily due to our pay-for-performance practices.

Research and Development (R&D)

(dollars in millions)	2017	2016	2015
Research and development (R&D)	$42.9	$46.5	$44.1
R&D as a percentage of net sales	1.1%	1.2%	1.1%

R&D expenses were relatively consistent during the periods presented and reflect our continued investment in research and development projects that are expected to create long-term growth opportunities and improve plant operating efficiencies.

Restructuring and Other Costs

(dollars in millions)	2017	2016	2015
Restructuring and other costs	70.5	28.6	12.1
Restructuring and other costs as a percentage of net sales	1.7%	0.7%	0.3%

Restructuring costs include costs related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning our cost structure to the business environment in which we operate. Refer to Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Other costs include restructuring related costs, a pension settlement charge, acquisition costs, and hurricane-related expenses. Restructuring related costs include professional fees for consultants and asset impairment charges. During 2017, we offered terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as a lump sum. In the fourth quarter of 2017, we recognized a non-cash pension settlement charge of $10.1 million ($6.8 million, net of taxes). In 2017, other costs are also comprised of acquisition costs and hurricane-related expenses incurred at the Puerto Rico facility. In 2016, other costs are comprised primarily of acquisition costs associated with the SteriPack acquisition. Other costs also include the gain on sale of land and building related to the sale of a plant in Latin America in 2016.

Goodwill Impairment Charge

(dollars in millions)	2017	2016	2015
Goodwill impairment charge	196.6	—	—
Goodwill impairment charge as a percentage of net sales	4.9%	—%	—%

We recognized a non-cash goodwill impairment charge related to the Latin America Packaging segment. This impairment is a result of the impact on profits from the decline in the economic environment in Brazil during 2017 and the forecasted slow economic recovery. The impairment charge recognized was $196.6 million pre-tax and $145.5 million, net of taxes. Refer to Note 2 - Significant Accounting Policies for additional information.

Other Operating Income

(dollars in millions)	2017	2016	2015
Other operating income	$(20.9)	$(10.4)	$(12.4)

The largest component of other operating income is fiscal incentives, which are associated with our Brazilian operations and are included in the results of our Latin American Packaging segment.  Fiscal incentives totaled $10.3 million in 2017, $9.9 million in 2016, and $7.8 million in 2015.

Interest Expense

(dollars in millions)	2017	2016	2015
Interest expense	$65.8	$60.2	$51.7
Effective interest rate	4.2%	4.1%	3.8%

Interest expense increased in 2017 reflecting the September 2016 refinancing of short-term floating rate debt with long-term fixed rate public bonds with a higher interest rate.

Interest expense in 2016 increased primarily as a result of higher debt balances due to acquisitions and higher interest rates on commercial paper and other variable-rate debt. The increase was also a result of new notes that were issued in September 2016 and $0.9 million of fees paid in 2016 to extinguish portions of the debt assumed related to the Emplal Participações S.A. acquisition.

Other Non-operating Income

(dollars in millions)	2017	2016	2015
Other non-operating income	$(2.8)	$(1.8)	$(6.0)

In 2017, we recorded interest income of $2.8 million. In 2016, we recorded interest income of $2.5 million and foreign exchange losses of $0.7 million. In 2015, we recorded a $2.2 million pre-tax gain on the sale of land and $3.8 million of interest income.

Income Taxes

(dollars in millions)	2017	2016	2015
Income taxes	$(41.3)	$114.7	$122.0
Effective tax rate	(78.4)%	32.7%	33.5%

Other than the differences noted below, the difference between our overall tax rate and the U.S. statutory rate of 35 percent in each of the three years presented principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which we operate.

Our overall tax expense is primarily driven by our operations within the jurisdictions of the United States and Brazil.  Our foreign tax rate differential is largely the result of lower statutory rates in the jurisdictions of our other foreign operations.

The effective tax rate for the current year of (78.4%) differs from the prior years due primarily to the impairment of the Latin America Packaging reporting unit’s goodwill and new tax legislation in the U.S.  In the fourth quarter, we recorded a full impairment of the Latin America Packaging reporting unit’s goodwill which included a $51.1 million deferred tax benefit related to tax deductible goodwill.  We also recorded a provisional discrete net tax benefit of $67.2 million related to the Tax Cuts and Jobs Act of 2017 in the period ending December 31, 2017.  This consists of a $77.8 million net benefit due to the remeasurement of our deferred tax accounts for the corporate rate reduction and a net expense for the transition tax of $10.6 million.

As anticipated, our 2017 first quarter results included a discrete income tax benefit of approximately $0.9 million corresponding to the adoption of new accounting guidance related to employee share-based payment accounting (See Note 3). We expect similar discrete income tax impacts in future years that will vary dependent upon the value of share based payouts in those years.

Presentation of Non-GAAP Information

This Annual Report on Form 10-K refers to non-GAAP financial measures: adjusted diluted earnings per share, organic sales growth (decline), and net debt.  These non-GAAP financial measures adjust for factors that are unusual or unpredictable.  These measures exclude goodwill impairment charges, impact of significant tax reform, certain pension settlement charges, the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation and the write-down of equipment.  These measures also exclude gains or losses on sales of significant property and divestitures, certain litigation matters, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory and order backlog and changes in the fair value of deferred acquisition payments.  This adjusted information should not be construed as an alternative to results determined in accordance with accounting principles generally accepted in the United States of America (GAAP).  Management of the Company uses the non-GAAP measures to evaluate operating performance and believes that these non-GAAP measures are useful to enable investors to perform comparisons of current and historical performance of the Company.

A reconciliation of reported diluted earnings per share to adjusted diluted earnings per share for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 follows:

	Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
Diluted earnings per share, as reported	$1.02	$2.48	$2.47	$2.36	$1.85

Non-GAAP adjustments per share, net of taxes:
Restructuring and related costs (1)	0.42	0.16	0.05	—	0.29
Goodwill impairment charge (2)	1.59	—	—	—	—
Pension settlement charge (3)	0.08	—	—	—	—
Tax reform (4)	(0.74)	—	—	—	—
Other charges (5)	0.02	0.05	0.03	(0.06)	(0.05)

Diluted earnings per share, as adjusted	$2.39	$2.69	$2.55	$2.30	$2.09

(1)
Restructuring and related costs include costs primarily related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to the business environment in which it operates. Restructuring related costs include professional fees for consultants and asset impairment charges. Restructuring and related costs totaled $57.7 million and $22.5 million for the years ended December 31, 2017 and 2016, respectively. Net of taxes, restructuring and related costs totaled approximately $38.6 million and $14.9 million for the years ended December 31, 2017 and 2016, respectively.

(2)
We recognized a non-cash goodwill impairment charge related to the Latin America Packaging segment. This impairment charge is a result of the impact on profits from the decline in the economic environment in Brazil during 2017 and the forecasted slow economic recovery. The impairment charge was $196.6 million pre-tax and $145.5 million, net of taxes.

(3)
We initiated a program during the third quarter of 2017 in which we offered terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as a lump sum. The Company recognized a $10.1 million pre-tax pension settlement charge in the fourth quarter of 2017. This charge was $6.8 million, net of taxes.

(4)
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed by the President of the United States and became enacted law. We recognized a $67.2 million non-cash tax benefit in the fourth quarter of 2017. This benefit is due to the revaluation of deferred tax assets and liabilities from the change in the U.S. Federal statutory tax rate from 35 percent to 21 percent netted against the increase to taxes from the one-time transition tax on unremitted earnings.

(5)
In 2017, other costs are comprised of acquisition costs and hurricane-related expenses incurred at the Puerto Rico facility. In 2016, other costs are comprised primarily of acquisition costs associated with the Emplal Participações S.A. and SteriPack acquisitions and were recorded both in operating income and interest expense (reflecting fees to extinguish portions of the Emplal seller's debt). Other costs also includes the gain on sale of land and building related to the sale of a plant in Latin America. In 2015, other costs are comprised primarily of acquisition costs associated with the Emplal Participações S.A. acquisition and charges related to contingent liabilities associated with a prior acquisition. In 2014, other costs are comprised of the gain on the sale of the Paper Packaging Division. In 2013, other costs are comprised of the gain on the sale of Clysar and the gain on the sale of land and building related to the final settlement associated with a property that was not part of the restructuring program.

A reconciliation of total debt to net debt at December 31, 2017 and December 31, 2016 follows:
(in millions)	December 31, 2017	December 31, 2016
Current portion of long-term debt	$5.0	$2.0
Short-term borrowings	16.0	15.3
Long-term debt, less current portion	1,542.4	1,527.8
Total debt	1,563.4	1,545.1
Less cash and cash equivalents	(71.1)	(74.2)
Net debt	$1,492.3	$1,470.9

The components of changes in net sales for the years ended December 31, 2017, 2016, and 2015 follow:

	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
	Percent Change YoY	Percent Change YoY	Percent Change YoY
U.S. Packaging:
Divestiture effect	—%	—%	(1.3)%
Organic sales growth (decline)	0.2%	(4.6)%	(2.7)%
U.S. Packaging	0.2%	(4.6)%	(4.0)%

Latin America Packaging:
Currency effect	4.0%	(15.7)%	(27.4)%
Acquisition effect	—%	6.0%	0.5%
Organic sales growth (decline)	(2.8)%	11.1%	10.3%
Latin America Packaging	1.2%	1.4%	(16.6)%

Rest of World Packaging:
Currency effect	(1.7)%	(5.2)%	(6.6)%
Acquisition effect	3.7%	8.1%	—%
Organic sales growth (decline)	2.2%	4.9%	3.4%
Rest of World Packaging	4.2%	7.8%	(3.2)%

Total Company:
Currency effect	0.4%	(3.5)%	(6.2)%
Acquisition effect	0.6%	2.4%	(0.8)%
Organic sales growth (decline)	—%	(0.5)%	0.7%
Total change in net sales	1.0%	(1.6)%	(6.3)%

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

Liquidity and Capital Resources

Net Debt to Total Capitalization
Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 55.4 percent at December 31, 2017, compared to 53.9 percent at December 31, 2016.  Total debt as of December 31, 2017 and 2016 was approximately $1.6 billion and $1.5 billion, respectively.

Credit Rating
Our capital structure and financial practices have earned us investment grade credit ratings from two nationally recognized credit rating agencies. These credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

Cash Flow
Net cash provided by operations totaled $379.0 million for the year ended December 31, 2017, compared to $437.4 million in 2016 and $552.4 million in 2015.  Lower cash flow from operations in 2017 reflects lower profit levels, partially offset by the benefits of working capital improvements made during 2017. Operating cash flow in 2015 reflects the initial benefits of programs implemented to drive improvements in working capital. Net cash provided by operations was reduced by income tax payments of $73.5 million, $93.1 million and $84.7 million during 2017, 2016, and 2015, respectively. Net cash provided by operations was reduced by contributions to our defined benefit pension plans of $4.0 million, $20.7 million and $2.9 million during 2017, 2016, and 2015, respectively. Cash flow from operations included cash used for restructuring and related activities of $24.5 million in 2017 and $8.2 million in 2016.

 Net cash used in investing activities totaled $177.9 million for the year ended December 31, 2017 compared to $311.2 million in 2016 and $262.6 million in 2015. Capital expenditures totaled $188.5 million, $208.3 million, and $219.4 million for the full year 2017, 2016, and 2015, respectively, reflecting planned investment to support productivity improvements in the U.S. Packaging segment and growth initiatives in the Latin America Packaging and Rest of World Packaging segments. Cash used for acquisitions totaled $3.9 million for 2017, primarily related to our Evadix acquisition, $114.5 million for 2016, primarily related to our SteriPack acquisition, and $66.4 million for 2015, primarily related to our Emplal acquisition. In 2017, we received approximately $5.6 million as net proceeds from the sale of land and buildings in the United States related to a previous restructuring program. In 2016, we received approximately $10.1 million as net proceeds from the sales of land and buildings in Brazil and Mexico related to a previous restructuring program.

Net cash used in financing activities for the years ended December 31, 2017, 2016, and 2015 included share repurchases of $103.8 million, $143.9 million, and $150.1 million, respectively. Net change in total debt was due to borrowings of $16.2 million, $157.1 million, and $3.7 million for 2017, 2016, and 2015, respectively.

Available Financing
In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $238.2 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On July 22, 2016, we amended our $1.1 billion revolving credit facility, extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks. Covenants imposed by the revolving credit facility include a minimum net worth calculation and a maximum ratio of debt to total capitalization as defined in our credit agreement. As of December 31, 2017, there was $238.2 million of debt outstanding supported by this credit facility, leaving $861.8 million of available credit. If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs. Any borrowings under the credit agreement would be subject to a variable interest rate. We are in compliance with all debt covenants.

On September 15, 2016, we issued $300 million aggregate principal amount of senior notes due in 2026 with a fixed interest rate of 3.1 percent. The proceeds were used to repay outstanding commercial paper and for general corporate purposes.

Liquidity Outlook
As of December 31, 2017, cash and cash equivalents outside of the United States was $64.0 million. We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, our participating subsidiaries maintain either a cash deposit or borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. This notional pooling arrangement allows reasonable access to our cash in foreign subsidiaries, and provides a financing option to foreign subsidiaries beyond our multi-currency credit facility.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short term liquidity needs.

Capital Expenditures
Capital expenditures were $188.5 million during 2017, compared to $208.3 million in 2016, and $219.4 million in 2015.  We expect capital expenditures for 2018 between $150 and $160 million. We expect to fund 2018 capital expenditures with cash provided by operating activities.

Dividends
We increased our quarterly cash dividend by 3.4 percent during the first quarter of 2017 to $0.30 per share from $0.29 per share.  This follows increases of 3.6 percent in 2016 and 3.7 percent in 2015.  In February 2018, the Board of Directors approved the 35th consecutive annual increase in the quarterly cash dividend on common stock to $0.31 per share, a 3.3 percent increase.

Share Repurchases
We purchased 2.2 million, 3.0 million, and 3.3 million shares of our common stock in the open market during 2017, 2016 and 2015, respectively. As of December 31, 2017, a total of 18.2 million shares remained available on our authorizations to purchase common stock for the treasury.

Contractual Obligations
The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2017.  Obligations under capital leases are insignificant.

	Contractual Payments Due by Period
(in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations (1)	$1,549.0	$1.0	$402.7	$1.7	$639.9	$201.7	$302.0
Interest expense (2)	251.3	66.6	58.1	42.8	36.2	14.7	32.9
Operating leases (3)	60.8	10.9	7.4	5.5	5.1	3.9	28.0
Purchase obligations (4)	623.7	604.4	13.7	3.4	1.0	0.5	0.7
Postretirement obligations (5)	26.0	1.3	1.2	1.2	4.9	1.9	15.5
Total	$2,510.8	$684.2	$483.1	$54.6	$687.1	$222.7	$379.1

(1)
Long-term debt maturing in 2018 is $239.3 million. Of this amount, $238.3 million has been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.  This debt is commercial paper backed by a bank credit facility that expires on July 22, 2021.  See Note 15 to the Consolidated Financial Statements for additional information about our long term debt.

(2)
A portion of the interest expense disclosed is subject to variable interest rates.  The amounts disclosed above that relate to commercial paper, the term loan, and the interest rate swap were calculated using forward-looking rates. All other amounts assume that future variable interest rates are equal to rates at December 31, 2017.

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

(5)
Postretirement obligations represent contracts or commitments for postretirement healthcare benefits and benefit payments for the unfunded Bemis Supplemental Retirement Plan.  See Note 12 to the Consolidated Financial Statements for additional information about our postretirement benefit obligations. Postretirement obligations due in 2017 have been recorded in other current liabilities.

We also have long-term obligations related to our income tax liabilities associated with uncertain tax positions, environmental liabilities, and defined benefit pension plans. These liabilities have been excluded from the table above due to the high degree of uncertainty as to amounts and timing regarding future payments.  See Consolidated Financial Statements and related Notes.

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

A portion of the interest expense on our outstanding debt is subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $844.3 million of variable rate debt outstanding (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap) would increase by approximately $8.4 million.

We enter into interest-rate swap contracts to economically convert a portion of our fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, we entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of our $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement benefit to us, which is recorded as a reduction in interest expense, was $3.2 million, $4.7 million, and $7.2 million in 2017, 2016, and 2015, respectively.  At December 31, 2017 and 2016, the fair value of these interest rate swaps was $0.6 million in the bank's favor and $1.3 million in our favor, respectively, using discounted cash flow or other appropriate methodologies. Asset positions are included in deferred charges and other assets with a corresponding increase in long-term debt.  Liability positions are included in other liabilities and deferred credits with a corresponding decrease in long-term debt.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2017 and 2016, we had outstanding forward exchange contracts with notional amounts aggregating $2.7 million and $4.1 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is recorded on the balance sheet within current assets or current liabilities and as an element of other operating income which offsets the related transactions gains and losses on the related foreign denominated asset or liability.  Amounts recognized in income related to forward exchange contracts were $0.8 million of expense in the years ended December 31, 2017 and 2016.

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
•The valuation of intangible assets and goodwill; and
•The calculation of deferred tax assets and liabilities.

Pension costs
We recognize amounts in our financial statements related to our defined benefit pension plans which are frozen for the majority of participants on an actuarial basis.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  Net periodic pension cost recorded in 2017 was $14.6 million, compared to pension cost of $10.4 million in 2016 and $10.9 million in 2015. We expect pension expense before the effect of income taxes for 2018 to be approximately $10 million.

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

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based on our target asset allocation.  For the historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2017, our U.S. pension plan assets earned annualized rates of return of 6.9 percent, 7.9 percent, 6.6 percent, and 8.2 percent, respectively.  Using our U.S. target asset allocation of plan assets, our outside actuaries have used their independent economic models to calculate a range of expected long-term rates of return and, based on their results, we have determined our U.S. asset return assumptions to be reasonable. As of January 1, 2018, we determined this rate to be 6.75 percent for our U.S. defined benefit pension plans.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2017, for our U.S. defined benefit pension plans we determined this rate to be 3.75 percent, a decrease of 0.50 percent from the 4.25 percent rate used at December 31, 2016.

For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

U.S.  Pension assumptions sensitivity analysis
The following charts depict the sensitivity of estimated 2018 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount rate	Total increase (decrease) to pension expense from current assumption (in millions)	Rate of Return on Plan Assets	Total increase (decrease) to pension expense from current assumption (in millions)
2.75 percent	$8.1	5.75 percent	$5.9
3.00 percent	5.9	6.00 percent	4.4
3.25 percent	3.8	6.25 percent	3.0
3.50 percent	1.9	6.50 percent	1.5
3.75 percent — Current Assumption	—	6.75 percent — Current Assumption	—
4.00 percent	(1.8)	7.00 percent	(1.5)
4.25 percent	(3.5)	7.25 percent	(3.0)
4.50 percent	(5.1)	7.50 percent	(4.4)
4.75 percent	(6.7)	7.75 percent	(5.9)

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

Total increase (decrease) in Accumulated Other Comprehensive
Discount rate	Income, before taxes, from current assumptions (in millions)
2.75 percent	$(92.5)
3.00 percent	(67.5)
3.25 percent	(43.9)
3.50 percent	(21.4)
3.75 percent — Current Assumption	—
4.00 percent	20.3
4.25 percent	39.6
4.50 percent	57.8
4.75 percent	75.3

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  Goodwill is not amortized, but instead tested annually or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to reporting units, which is defined as the operating segment, or one level below the operating segment. We have three reporting units which are aligned with our operating segments.

Goodwill for our reporting units is reviewed for impairment annually in the fourth quarter of each year. We elected to early adopt the Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment, in conjunction with our annual impairment analysis. As a result of this election, if the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit, adjusted for any tax benefits.

Our determination of the estimated fair value of the reporting units utilizes both an income valuation method and a market multiple method. Significant inputs to the income valuation method include discount rates, long-term sales growth rates and forecasted operating margins. The market multiple method estimates fair value by comparing the Company to similar public companies.

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

We completed an interim impairment analysis of our Latin America Packaging reporting unit during July 2017. This review did not result in any impairment of the reporting unit’s goodwill balance. The annual goodwill impairment test performed in the fourth quarter of 2017 concluded that the fair value of the Latin America Packaging reporting unit was less than its carrying value by approximately $163 million. This resulted in a full impairment of $196.6 million when adjusted for the associated income tax benefits. Refer to Note 2 - Significant Accounting Policies and Note 10 - Goodwill and Other Intangible Assets for further discussion.

The annual goodwill impairment testing for our other two reporting units has also been completed and, as the fair value of each reporting unit was at least 20 percent in excess of the respective reporting unit’s carrying value, it has been determined that the aggregate goodwill associated with our U.S. Packaging and Rest of World Packaging reporting units of $853 million is not impaired as of December 31, 2017. We perform sensitivity analyses of key factors including discount rates and long-term sales growth rates. There were no key factors that a one percentage point change would result in an impairment.

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

Income Taxes
Estimates and judgments are required to calculate our tax liabilities and for the realization of our deferred tax assets. Our deferred tax assets arise from net deductible temporary differences, tax benefit carry forwards and foreign tax credits. If our estimates and judgments indicate that realization is not likely, we provide a valuation allowance for the deferred tax asset.

In assessing the need for a valuation allowance, we consider past operating results and estimate future taxable earnings, the feasibility of planning strategies, and available tax benefit carry forwards. If actual results differ from these estimates or there are future changes to tax laws or statutory tax rates, we may need to adjust the valuation allowance, which could have a material impact on our consolidated financial position and results of operations.

Our estimates related to uncertain tax positions and provisional tax estimates for the recently passed U.S. tax legislation are described further in Note 17.

New Accounting Pronouncements
Refer to Note 3 - New Accounting Guidance for additional detail.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is included in Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption “Market Risks and Foreign Currency Exposures” which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.  Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $5 million.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (2013)).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2017.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework (2013) criteria.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets quarterly with management, the Vice President of Internal Audit, and independent accountants to review the work of each and to satisfy itself that the respective parties are properly discharging their responsibilities.  PricewaterhouseCoopers LLP and the Vice President of Internal Audit have had and continue to have unrestricted access to the Audit Committee, without the presence of Company management.

/s/ William F. Austen	/s/ Michael B. Clauer	/s/ Jerry S. Krempa
William F. Austen, President and Chief Executive Officer	Michael B. Clauer, Senior Vice President and Chief Financial Officer	Jerry S. Krempa, Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bemis Company, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bemis Company, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 23, 2018

We have served as the Company’s auditor since at least 1949. We have not determined the specific year we began serving as auditor of the Company.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the years ended December 31,	2017	2016	2015
Net sales	$4,046.2	$4,004.4	$4,071.4
Cost of products sold	3,261.0	3,138.2	3,198.0

Gross profit	785.2	866.2	873.4

Operating expenses:
Selling, general, and administrative expenses	380.4	392.2	420.0
Research and development costs	42.9	46.5	44.1
Restructuring and other costs	70.5	28.6	12.1
Goodwill impairment charge	196.6	—	—
Other operating income	(20.9)	(10.4)	(12.4)

Operating income	115.7	409.3	409.6

Interest expense	65.8	60.2	51.7
Other non-operating income	(2.8)	(1.8)	(6.0)

Income from continuing operations before income taxes	52.7	350.9	363.9

Income tax provision (benefit)	(41.3)	114.7	122.0

Income from continuing operations	94.0	236.2	241.9

Loss from discontinued operations	—	—	(2.6)

Net income	$94.0	$236.2	$239.3

Basic earnings per share:
Income from continuing operations	$1.03	$2.51	$2.50
Loss from discontinued operations	—	—	(0.03)
Net income	$1.03	$2.51	$2.47

Diluted earnings per share:
Income from continuing operations	$1.02	$2.48	$2.47
Loss from discontinued operations	—	—	(0.03)
Net income	$1.02	$2.48	$2.44

Cash dividends paid per share	$1.20	$1.16	$1.12

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the years ended December 31,	2017	2016	2015
Net income	$94.0	$236.2	$239.3
Other comprehensive income (loss):
Translation adjustments	39.6	35.8	(215.2)
Pension and other postretirement liability adjustments, net of tax (a)	13.7	26.3	(3.0)
Other comprehensive income (loss)	53.3	62.1	(218.2)
Total comprehensive income	$147.3	$298.3	$21.1

(a) - Tax (expense) benefit related to pension and other postretirement liability adjustments	$(9.6)	$(17.8)	$3.1

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

As of December 31,	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$71.1	$74.2
Trade receivables	448.7	461.9
Inventories	620.2	549.4
Prepaid expenses and other current assets	97.1	80.0
Total current assets	1,237.1	1,165.5

Property and equipment:
Land and land improvements	57.3	51.8
Buildings and leasehold improvements	644.5	620.2
Machinery and equipment	2,073.5	1,952.1
Total property and equipment	2,775.3	2,624.1
Less accumulated depreciation	(1,457.2)	(1,340.3)
Net property and equipment	1,318.1	1,283.8

Other long-term assets:
Goodwill	852.7	1,028.8
Other intangible assets, net	142.3	155.2
Deferred charges and other assets	149.7	82.4
Total other long-term assets	1,144.7	1,266.4
TOTAL ASSETS	$3,699.9	$3,715.7

LIABILITIES
Current liabilities:
Current portion of long-term debt	$5.0	$2.0
Short-term borrowings	16.0	15.3
Accounts payable	477.2	378.0
Employee-related liabilities	73.1	79.6
Accrued income and other taxes	30.5	31.2
Other current liabilities	64.3	70.0
Total current liabilities	666.1	576.1

Long-term debt, less current portion	1,542.4	1,527.8
Deferred taxes	153.5	219.7
Other liabilities and deferred credits	136.7	132.4
Total liabilities	2,498.7	2,456.0

Commitments and contingencies (See Note 19)

EQUITY
Bemis Company, Inc. shareholders’ equity:
Common stock, $0.10 par value:
Authorized — 500.0 shares
Issued — 129.1 and 128.8 shares, respectively	12.9	12.9
Capital in excess of par value	590.4	581.5
Retained earnings	2,324.8	2,341.7
Accumulated other comprehensive loss	(394.5)	(447.8)
Common stock held in treasury (38.3 and 36.1 shares at cost, respectively)	(1,332.4)	(1,228.6)
TOTAL EQUITY	1,201.2	1,259.7

TOTAL LIABILITIES AND EQUITY	$3,699.9	$3,715.7
See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the years ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income	$94.0	$236.2	$239.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169.8	162.1	158.1
Goodwill impairment charge	196.6	—	—
Excess tax benefit from share-based payment arrangements	—	(4.5)	(1.9)
Share-based compensation	17.4	18.1	18.4
Deferred income taxes	(131.2)	26.2	14.2
Income of unconsolidated affiliated company	(2.9)	(2.2)	(1.9)
Cash dividends received from unconsolidated affiliated company	—	2.7	1.7
Non-cash impairment charge of discontinued operations	—	—	3.2
Net loss (gain) on disposal of property and equipment	6.6	(0.1)	(1.9)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	17.3	7.5	(3.3)
Inventories	(64.1)	(7.5)	16.0
Prepaid expenses and other current assets	(17.2)	1.0	5.3
Accounts payable	90.8	37.8	77.5
Employee-related liabilities	(7.2)	(15.6)	8.8
Accrued income and other taxes	(0.4)	(0.7)	17.1
Other current liabilities	(3.6)	(22.9)	3.5
Other liabilities and deferred credits	86.7	17.6	6.0
Deferred charges and other assets	(73.6)	(18.3)	(7.7)
Net cash provided by operating activities	379.0	437.4	552.4

Cash flows from investing activities:
Additions to property and equipment	(188.5)	(208.3)	(219.4)
Business acquisitions and adjustments, net of cash acquired	(3.9)	(114.5)	(66.4)
Proceeds from sales of property and equipment	14.5	11.6	9.6
Proceeds from divestitures	—	—	13.6
Net cash used in investing activities	(177.9)	(311.2)	(262.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2.2	299.0	2.0
Repayment of long-term debt	—	(23.8)	(0.9)
Net borrowing (repayment) of commercial paper	17.0	(110.0)	12.2
Net repayment of short-term debt	(3.0)	(8.1)	(9.6)
Cash dividends paid to shareholders	(111.2)	(113.9)	(109.7)
Common stock purchased for the treasury	(103.8)	(143.9)	(150.1)
Deferred payments for business acquisitions	—	—	(4.3)
Excess tax benefit from share-based payment arrangements	—	4.5	1.9
Stock incentive programs and related withholdings	(8.5)	(14.2)	(6.8)
Net cash used in financing activities	(207.3)	(110.4)	(265.3)

Effect of exchange rates on cash and cash equivalents	3.1	(0.8)	(12.4)

Net increase (decrease) in cash and cash equivalents	(3.1)	15.0	12.1
Cash and cash equivalents balance at beginning of year	74.2	59.2	47.1

Cash and cash equivalents balance at end of year	$71.1	$74.2	$59.2

Interest paid during the year	$63.8	$57.4	$48.5
Income taxes paid during the year	$73.5	$93.1	$84.7

See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance as of December 31, 2014	$12.8	$559.7	$2,086.8	$(291.7)	$(934.6)	$1,433.0

Net income			239.3			239.3
Other comprehensive loss				(218.2)		(218.2)
Cash dividends declared on common stock			(110.1)			(110.1)
Stock incentive programs and related tax withholdings (0.2 shares)		(6.8)				(6.8)
Excess tax benefit from share-based compensation arrangements		1.9				1.9
Share-based compensation		18.4				18.4
Purchase of 3.3 shares of common stock for the treasury					(150.1)	(150.1)
Balance as of December 31, 2015	12.8	573.2	2,216.0	(509.9)	(1,084.7)	1,207.4

Net income			236.2			236.2
Other comprehensive income				62.1		62.1
Cash dividends declared on common stock			(110.5)			(110.5)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(14.3)				(14.2)
Excess tax benefit from share-based compensation arrangements		4.5				4.5
Share-based compensation		18.1				18.1
Purchase of 3.0 shares of common stock for the treasury					(143.9)	(143.9)
Balance as of December 31, 2016	12.9	581.5	2,341.7	(447.8)	(1,228.6)	1,259.7

Net income			94.0			94.0
Other comprehensive income				53.3		53.3
Cash dividends declared on common stock			(110.9)			(110.9)
Stock incentive programs and related tax withholdings (0.3 shares)		(8.5)				(8.5)
Excess tax benefit from share-based compensation arrangements		—				—
Share-based compensation		17.4				17.4
Purchase of 2.2 shares of common stock for the treasury					(103.8)	(103.8)
Balance as of December 31, 2017	$12.9	$590.4	$2,324.8	$(394.5)	$(1,332.4)	$1,201.2

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BUSINESS DESCRIPTION

Bemis Company, Inc. (the "Company"), a Missouri corporation based in Neenah, Wisconsin, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc.  At December 31, 2017, the Company employed approximately 16,500 individuals and had 57 manufacturing facilities.  The Company manufactures and sells packaging products globally.

The Company’s business activities are organized around its three business segments, U.S. Packaging, Latin America Packaging, and Rest of World Packaging.  The Company’s packaging businesses have a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s products are primarily sold in the food industry, which accounted for approximately 80 percent of net sales in 2017.  The Company’s packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, industrial, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Discontinued operations presentation: The consolidated statement of income and related notes reflects our Pressure Sensitive Materials business as a discontinued operation (see Note 7 — Divestitures and Plant Closures). The consolidated statement of cash flows for all periods includes both continuing and discontinued operations.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $2.9 million, $2.2 million, and $1.9 million in 2017, 2016, and 2015, respectively, included in other operating income on the accompanying consolidated statement of income.  Investments in joint ventures of $8.9 million and $6.2 million as of December 31, 2017 and 2016, respectively, are included in deferred charges and other assets on the accompanying consolidated balance sheet.

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

Translation of foreign currencies:  The Company considers the local currency to be the functional currency for substantially all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive loss in shareholders’ equity.  Foreign currency transaction losses of $0.6 million in 2017, gains of $0.4 million in 2016, and losses of $1.4 million in 2015, are included as a component of other operating income.  Foreign currency transaction losses of $0.7 million were recorded within non-operating income in 2016. There were no foreign currency transaction losses recorded within non-operating income in 2017 or 2015.

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

Trade receivables:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments.  When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to allowance for doubtful accounts.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to trade receivables.  Trade receivables are presented net of an allowance for doubtful accounts of $17.7 million and $18.2 million at December 31, 2017 and 2016, respectively.

The Company enters into supply chain financing programs from time to time to sell trade receivables without recourse to third-party financial institutions.  Sales of trade receivables are reflected as a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. During the years ended December 31, 2017 and 2016, the Company sold without recourse trade receivables representing approximately 20 percent and 12 percent, respectively, of net sales, and the associated discount on sale of trade receivables was not significant.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized at December 31, as follows:

(in millions)	2017	2016
Raw materials and supplies	$198.3	$172.2
Work in process and finished goods	421.9	377.2
Total inventories	$620.2	$549.4

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-17 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $152.8 million, $146.1 million, and $144.2 million for 2017, 2016, and 2015, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in other operating income.

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. The Company reviewed the long-lived assets of its Latin America Packaging reporting unit in the fourth quarter and concluded they were not impaired.

The Company capitalizes direct costs (internal and external) of materials and services used in the development and purchase of internal-use software.  Amounts capitalized are amortized on a straight-line basis over a period of three to twelve years and are reported as a component of machinery and equipment within property and equipment.

The Company is in the process of developing and implementing a new Enterprise Resource Planning ("ERP") system.  Certain costs incurred during the application development stage have been capitalized in accordance with authoritative accounting guidance related to accounting for costs of computer software developed or obtained for internal use.  The net book value of capitalized costs for this new ERP system were approximately $55.0 million and $60.8 million as of December 31, 2017 and 2016, respectively. These costs are being amortized over the system’s estimated useful life as the ERP system is placed in service.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but instead tested annually or whenever events and circumstances indicate an impairment may have occurred. Among the factors that could trigger an impairment review are a reporting unit’s operating results significantly declining relative to its operating plan or historical performance, and competitive pressures and changes in the general markets in which it operates.

The Company’s reporting units each have contained goodwill that is assessed for potential impairment. All goodwill is assigned to reporting units, which is defined as the operating segment, or one level below the operating segment. The Company has three reporting units, or operating segments, which align with the Company's new reportable segment structure.
Based on accounting guidance applicable prior to the fourth quarter of 2017, if the carrying value of a reporting unit exceeded its fair value, the Company completed a second step to determine the amount of the goodwill impairment loss, if any, to be recognized. In the second step, the Company estimated an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss was equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. As a result of adopting Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, if the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit, adjusted for any tax impact.
The Company completes an annual assessment of goodwill in the fourth quarter utilizing two valuation approaches, the income approach and the market multiple approach. Under the income approach, the Company estimates the fair value of the reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and EBITDA margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size and geography. Under the market multiples approach, the Company estimates fair value based on market multiples of EBITDA derived from publicly traded companies in the Company’s peer group, adjusted to reflect differences in size and growth prospects.
During the second quarter of 2017, the Company initiated an interim impairment analysis of the Latin America Packaging reporting unit given the contraction in this reporting unit’s business late in the second quarter. This review did not result in any impairment of the reporting unit’s goodwill balance.
As a result of further deterioration in the forecasted sales and profits of the Latin America Packaging reporting unit from the second quarter outlook and forecasted slow economic recovery, the Company determined in the fourth quarter that the fair value of the reporting unit was less than its carrying value. In performing the analysis, the Company used discount rates and terminal growth rates of 11 percent and 3 percent, respectively, to calculate the present value of future cash flows. Accordingly, the Company recorded a noncash goodwill impairment charge of $196.6 million ($145.5 million after-tax) which is recorded in the goodwill impairment charge line of the consolidated income statement.
The annual impairment test indicated the goodwill balances for the U.S. Packaging reporting unit and Rest of World Packaging reporting units were not impaired for the years ended December 31, 2017, 2016 or 2015 and the Company does not have any accumulated impairment losses for these reporting units.
Intangible assets:  Contractual or separable intangible assets that have finite useful lives are amortized against income using the straight-line method over their estimated useful lives, with original periods ranging from one to thirty years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator. The Company completed a test of the Latin America Packaging reporting unit intangibles in the fourth quarter which concluded the assets were not impaired. Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

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

Note 9 contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts, currency swap contracts, and interest rate swap arrangements.

Other liabilities and deferred credits:  Other liabilities and deferred credits balances include non-current pension and other postretirement liability amounts of $47.6 million and $59.5 million at December 31, 2017 and 2016, respectively.

Treasury stock:  Treasury stock purchases are stated at cost and presented as a separate reduction of shareholders’ equity.  During 2017, the Company purchased 2.2 million shares of common stock in the open market for $103.8 million. During 2016, the Company purchased 3.0 million shares of common stock in the open market for $143.9 million.  During 2015, the Company purchased 3.3 million shares of common stock in the open market for $150.1 million.  At December 31, 2017, approximately 18.2 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors.

Note 3 — NEW ACCOUNTING GUIDANCE

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued new guidance to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This guidance is required to be applied by the Company in the first quarter of 2020, with early adoption permitted for impairment tests performed after January 1, 2017. The updated guidance requires a prospective adoption. Early adoption was permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We elected to adopt this updated guidance in the fourth quarter of fiscal 2017, in conjunction with our annual review for impairment. Refer to Note 10 for a discussion of the results of our annual assessment of goodwill, including related impairment charges.

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

Recently Issued Accounting Standards

In February 2018, the FASB issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income.  The guidance requires the Company to disclose a description of the Company’s accounting policy for releasing income tax effects from accumulated other comprehensive income and whether the Company elects to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act, along with information about other income tax effects that are reclassified.  The guidance is required to be applied by the Company in 2019, with early adoption permitted.

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

In August 2016, the FASB issued guidance to simplify elements of cash flow classification. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition's consummation date (approximately three months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The Company is adopting this standard in the first quarter of 2018 and does not expect it to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance that requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today's accounting. The guidance also eliminates today's real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. All entities will classify leases to determine how to recognize lease-related revenue and expense. A modified retrospective approval is required for adoption of all leases that exist at or commence after the date of initial application with an option to use certain practical expedient. We expect to adopt this guidance when effective for us in the first quarter of 2019.

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

The Company has elected to adopt the new revenue guidance as of January 1, 2018. In preparation for adoption of the new guidance, the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and has evaluated the provisions under the five-step model specified by the new guidance. The Company has concluded the new revenue recognition guidance will not have a material impact on its consolidated financial statements, with the exception of expanded disclosure requirements. The Company will apply the modified retrospective application.

Note 4 - RESTRUCTURING AND OTHER COSTS

Restructuring and other costs as reported on the consolidated statement of income are summarized as follows:

	Twelve Months Ended December 31,
(in millions)	2017	2016	2015
Restructuring costs	$47.4	$22.5	$7.8
Restructuring related costs	10.3	—	—
Pension settlement charge	10.1	—	—
Other charges	2.7	6.1	4.3
Total restructuring and other costs	$70.5	$28.6	$12.1

Restructuring costs include costs related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to its environment. Refer to Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Other costs include restructuring related costs, a pension settlement charge, acquisition costs, and hurricane-related expenses. Restructuring related costs include professional fees for consultants and asset impairment charges. During 2017, the Company offered terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as a lump sum. In the fourth quarter of 2017, the Company recognized a non-cash pension settlement charge of $10.1 million ($6.8 million, net of taxes). In 2017, other costs are also comprised of acquisition costs and hurricane-related expenses incurred at the Puerto Rico faciltiy. In 2016, other costs are comprised primarily of acquisition costs associated with the SteriPack acquisition. Other costs also include the gain on sale of land and building related to the sale of a plant in Latin America in 2016.

Note 5 — RESTRUCTURING PLANS

2016 Restructuring and Cost Savings Plan ("2016 Plan")

During the second quarter of 2016, the Company initiated a restructuring and cost savings plan ("2016 Plan") to improve efficiencies and reduce fixed costs. As a part of this plan, four Latin American facilities will be closed. Most of the production from these facilities will be transferred to other facilities. As of December 31, 2017, manufacturing operations had ceased at all four of these manufacturing facilities. Based on current estimates and actual charges to date, the Company expects total pre-tax restructuring costs of approximately $31 million, with approximately $13 million in employee termination costs, approximately $2 million in fixed asset related costs, and $16 million in other costs which primarily represent the cost to move and re-install equipment.

The estimated 2016 Plan costs are as follows:

(in millions)	Latin America Packaging	Rest of World Packaging	Total
2016 net expense accrued	$20.5	$1.1	$21.6
2017 net expense accrued	8.0	0.2	8.2
Expense incurred to date	28.5	1.3	29.8
Estimated future expense	1.6	—	1.6
Estimated costs of program	$30.1	$1.3	$31.4

An analysis of the 2016 program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2016	$9.4	$—	$2.3	$11.7
Net expense accrued	0.1	0.4	10.5	$11.0
Utilization (cash payments or otherwise settled)	(6.6)	(0.4)	(8.4)	(15.4)
Accrual adjustment	(2.0)	(0.8)	—	(2.8)
Translation adjustments and other	0.2	0.8	—	1.0
Reserve balance at December 31, 2017	$1.1	$—	$4.4	$5.5

Plant closings associated with the 2016 Plan are complete, with the last facility closing in the fourth quarter of 2017. Cash payments in 2017 and 2016 totaled $15.4 million and $8.3 million, respectively. Cash payments in 2018 are expected to be approximately $7 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have been recorded on the consolidated balance sheet primarily as other current liabilities.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

On June 30, 2017, the Company announced restructuring activities targeted to improve efficiency and profitability that further positions the Company for long-term success. As a part of this plan, the Company announced the intention to close four production facilities for which business will be relocated to existing facilities and the closure of an additional manufacturing facility for which business will not be relocated to optimize manufacturing capacity. In addition, the Company announced it will reduce administrative positions by approximately 500 over the next three years and consolidate certain administrative offices and take other actions to improve the cost efficiency of a a variety of administrative and operational processes.

The Company expects total 2017 Plan pre-tax restructuring costs of approximately $65 to $70 million, which includes $29 to $31 million in employee termination costs, $19 to $20 million in fixed asset related expenses, and $17 to $19 million in other restructuring project costs, including the movement and re-installation of equipment. Expenses in the twelve months ended December 31, 2017 were $39.1 million, which consisted primarily of employee termination costs and fixed asset write-downs of equipment.

The estimated 2017 Plan costs are as follows:

(in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Corporate	Total
2017 second quarter net expense accrued	$6.7	$11.7	$0.6	$1.3	$20.3
2017 third quarter net expense accrued	3.9	6.1	0.4	1.5	11.9
2017 fourth quarter net expense accrued	2.8	2.9	0.5	0.7	6.9
Expense incurred to date	13.4	20.7	1.5	3.5	39.1
Estimated future expense	18.9	6.1	0.5	0.7	26.2
Estimated costs of program	$32.3	$26.8	$2.0	$4.2	$65.3

An analysis of the 2017 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Net expense accrued	$26.8	$9.7	$2.6	$39.1
Utilization (cash payments or otherwise settled)	(6.6)	(9.7)	—	(16.3)
Translation adjustments and other	(1.0)	—	(0.1)	(1.1)
Reserve balance at December 31, 2017	$19.2	$—	$2.5	$21.7

The Plan is expected to be completed by the end of 2019. Cash payments in the twelve months ended December 31, 2017 were $6.8 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have primarily been recorded on the consolidated balance sheet as other current liabilities.

Note 6 — ACQUISITIONS

Evadix

On November 8, 2017, the Company acquired Romanian-based flexible packaging company Evadix.  This small, yet strategic acquisition establishes the Company with its first manufacturing operation in Eastern Europe.  The acquired facility provides a strong converting platform to leverage the Company's expertise and capabilities in film-making from Western Europe to grow sales of meat and cheese packaging throughout Europe.  The cash purchase price was $3.9 million. The preliminary allocation of the purchase price resulted in approximately $0.1 million of goodwill for the Rest of World Packaging segment. The fair value and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are:

(in millions, except useful life)	Fair Value	Weighted Average Useful Life
Customer relationships	$0.5	5 years

The fair value of assets and liabilities acquired was $8.4 million and $4.5 million, respectively. Pro forma financial information and allocation of the purchase price are not presented as the effects of this acquisition are not material to the Company's results of operations or financial position.

SteriPack
On April 29, 2016, the Company acquired the medical device packaging operations and related value-added services of SteriPack Group, a global manufacturer of sterile packaging solutions for medical device and pharmaceutical applications. This acquisition includes a facility in Ireland as well as packaging production assets in Malaysia and the United States. The cash purchase price was $115.5 million. The allocation of the purchase price resulted in approximately $66.8 million of goodwill for the Rest of World Packaging segment, the majority of which is not expected to be tax deductible. The goodwill identified by this acquisition reflects the benefits expected to be derived from product line expansion. The fair value and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are:

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

Note 7 — DIVESTITURES AND PLANT CLOSURES

Bemis Healthcare Packaging Plant Closure

In January 2015, the Company announced that it would close a plant in Philadelphia, Pennsylvania, which was one of its healthcare packaging facilities. Production from this facility was transferred to other healthcare facilities throughout 2015. During the twelve months ended December 31, 2015, plant closure costs of $7.8 million were recorded. These costs were recorded within restructuring and other costs and included the Company's best estimate of a withdrawal liability for a multi-employer pension plan settlement. Operations ceased at this location in January 2016. The majority of approximately $7 million of cash payments were disbursed in 2016.

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
The following table summarizes the results of the Pressure Sensitive Materials business, reclassified as discontinued operations for the twelve month period ended December 31, 2015:

Twelve Months Ended
(in millions)	December 31, 2015
Loss from discontinued operations before income taxes	$(3.7)
(Benefit) provision for income taxes on discontinued operations	(1.1)
Loss from discontinued operations, net of tax	$(2.6)

Loss from discontinued operations in 2015 resulted from additional impairment charges, net of tax, reflecting finalization of post-closing adjustments.

Note 8 — FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2017 and 2016, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data. The carrying values and estimated fair values of long-term debt at December 31, 2017 and 2016 follow:

	December 31, 2017		December 31, 2016
	Carrying	Fair Value	Carrying	Fair Value
(in millions)	Value	(Level 2)	Value	(Level 2)
Total long-term debt	$1,542.4	$1,591.0	$1,527.8	$1,592.3

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

	Fair Value As of	Fair Value As of
	December 31, 2017	December 31, 2016
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net (liability) asset position	$(0.6)	$1.3

Note 9 — DERIVATIVE INSTRUMENTS

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2017 and 2016, the Company had outstanding forward exchange contracts with notional amounts aggregating $2.7 million and $4.1 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at December 31, 2017 and 2016 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	December 31, 2017	December 31, 2016
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$—	$1.3
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	0.6	—

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
(in millions)	Income Statement Location	2017	2016	2015
Designated as hedges
Interest rate swaps	Interest expense	$3.2	$4.7	$7.2
Not designated as hedges
Forward exchange contracts	Other operating income	(0.8)	(0.8)	0.7
Total		$2.4	$3.9	$7.9

Note 10 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Latin America Packaging Segment	Rest of World Packaging Segment	Total
Reported balance at December 31, 2015	$632.1	$169.1	$148.3	$949.5
Acquisition and acquisition adjustments	—	(3.6)	66.8	63.2
Currency translation	0.3	23.5	(7.7)	16.1
Reported balance at December 31, 2016	632.4	189.0	207.4	1,028.8
Acquisition and acquisition adjustments	—	—	0.1	0.1
Impairment charge	—	(196.6)	—	(196.6)
Currency translation	0.7	7.6	12.1	20.4
Reported balance at December 31, 2017	$633.1	$—	$219.6	$852.7

The Company reviews goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. As described in Note 2, New Accounting Guidance, the Company elected to early adopt new accounting guidance that simplifies the test for goodwill impairment during the fourth quarter of 2017. As a result of this election, if the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit, adjusted for any tax benefits.

As part of the Company’s annual assessment of impairment of goodwill conducted with the aid of a third party valuation specialist, the Company determined that the fair value of the Latin America Packaging reporting unit was less than its carrying value by approximately $163 million, primarily related to the Company’s revised expectations for the forecasted recovery in Brazil. This resulted in a full impairment of the Latin America Packaging reporting unit’s goodwill of $196.6 million ($145.5 million after tax).

The Company’s annual impairment test of the U.S. Packaging reporting unit and Rest of World Packaging reporting unit in the fourth quarter of 2017 concluded that the estimated fair value of these reporting units exceeded their carrying value and therefore their associated goodwill was not impaired. The Company does not have any other accumulated impairment losses.

In 2017, acquisition and acquisition adjustments are comprised of opening balance sheet adjustments related to the Evadix acquisition. In 2016, acquisition and acquisition adjustments are comprised of opening balance sheet adjustments related to the Emplal Participações S.A and SteriPack acquisitions.

The components of amortized intangible assets follow:

	December 31, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.9	$(1.6)	$8.9	$(1.0)
Technology based	79.7	(56.6)	79.5	(52.0)
Marketing related	14.1	(9.3)	14.2	(8.9)
Customer based	210.1	(104.0)	203.9	(89.4)
Reported balance	$313.8	$(171.5)	$306.5	$(151.3)

Amortization expense for intangible assets during 2017, 2016, and 2015 was $17.0 million, $16.0 million, and $14.3 million, respectively.  Estimated future amortization expense for intangible assets follows:

(in millions)	Amortization
2018	$17.1
2019	16.9
2020	16.1
2021	14.1
2022	12.4

Note 11 — PENSION PLANS

Total defined benefit, defined contribution, and multiemployer plan pension expense in 2017, 2016, and 2015 was $45.0 million, $32.1 million, and $41.2 million, respectively.

The Company sponsors a 401(k) savings plan (a defined contribution plan) for substantially all U.S. employees.  In 2017, the Company contributed $1.00 for every pre-tax $1.00 an employee contributed up to eight percent of eligible compensation for the plans that include a company match.  The Company contributions are invested in target retirement date funds based on employees’ ages and are fully vested after three years of service. In 2016 and 2015, the Company contributed $0.50 for every pre-tax $1.00 an employee contributed on the first four percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributed on the next four percent of eligible compensation for the plans that included a company match. The Company contributions in these years were invested in Company stock and were fully vested after three years of service.  Total Company contributions for 2017, 2016, and 2015 were $28.4 million, $10.6 million, and $10.2 million, respectively. Effective January 1, 2018, the Company reduced the company match from eight percent to seven percent.

Through December 31, 2016, for employees not participating in defined benefit pension plans, the Company contributed to the Bemis Investment Profit Sharing Plan (BIPSP), a defined contribution plan which was subject to achievement of certain financial performance goals of the Company. The BIPSP was terminated for years after 2016.  Total contribution expense for BIPSP and other defined contribution plans (including a multiemployer defined contribution plan and excluding 401(k) plans above) was $2.0 million in 2017, $11.1 million in 2016, and $20.0 million in 2015.  As of December 31, 2016, the Company has withdrawn from all multiemployer defined benefit pension plans. Amounts contributed to the multiemployer plans in 2016 and 2015 totaled $0.0 million and $0.1 million, respectively (refer to Note 13 - Multiemployer Defined Benefit Pension Plans).

 Two of the Company's three U.S. defined benefit plans were frozen as of December 31, 2013. The frozen plans are the salaried retirement plan that covered certain salaried employees and the unfunded supplemental retirement plan that provided senior management with benefits in excess of limits under the federal tax law. The Company’s defined benefit pension plans continue to cover a number of U.S. hourly employees, and the non-U.S. defined benefit plans cover select employees at various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In 2014, the Society of Actuaries released updated mortality tables and a mortality projection scale which the Company adopted to measure defined benefit plan liabilities. In 2016 and 2017, the Society of Actuaries published new mortality projection scales which were used in conjunction with 2014 mortality tables in measuring defined benefit plan liabilities in 2016 and 2017.

In 2017 and 2016, the Company recognized pension settlement charges, related to lump sum payments from U.S. pension plans, of $10.6 million and $5.8 million, respectively. Lump sum payments decrease the benefit obligation and are reflected as benefits paid in the "Change in Benefit Obligation" table. The payments also decrease plan assets and are reflected as benefits paid in the "Change in Plan Assets" table. During 2017 and 2016, lump sum windows were offered to certain participants of the salaried and hourly defined pension plans which resulted in lump sum payments for $41.6 million and $26.3 million, respectively. Settlement accounting was required in 2017 which resulted in the $10.6 million settlement charge. No charge was required in 2016. Also during 2016, lump sum payments from the U.S. supplemental pension plan totaled $18.1 million which resulted in the $5.8 million charge.

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2017, 2016, and 2015:

(in millions)	2017	2016	2015
Service cost - benefits earned during the year	$7.4	$7.6	$7.8
Interest cost on projected benefit obligation	30.2	32.7	32.6
Expected return on plan assets	(48.3)	(51.4)	(50.7)
Settlement loss	10.6	6.1	0.1
Curtailment (gain) loss	(0.3)	—	—
Amortization of unrecognized transition obligation	—	—	0.1
Amortization of prior service cost	0.9	0.8	0.9
Recognized actuarial net loss	14.1	14.6	20.1
Net periodic pension cost	$14.6	$10.4	$10.9

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2017 and 2016, were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$693.7	$750.4	$56.8	$57.3
Service cost	3.8	6.2	1.7	1.4
Interest cost	28.4	30.7	1.8	2.0
Participant contributions	—	—	—	0.1
Plan amendments	0.3	0.1	—	0.6
Plan curtailments	—	—	(0.3)	—
Benefits paid	(79.6)	(79.4)	(1.9)	(6.2)
Actuarial (gain) loss	39.1	(14.3)	1.9	10.2
Foreign currency exchange rate changes	—	—	5.6	(8.6)
Benefit obligation at the end of the year	$685.7	$693.7	$65.6	$56.8

Accumulated benefit obligation at the end of the year	$685.7	$693.7	$59.1	$51.0

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2017	2016	2017	2016
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$641.4	$641.3	$50.2	$54.2
Actual return on plan assets	82.5	60.4	3.0	8.7
Employer contributions	3.0	19.1	1.0	1.6
Participant contributions	—	—	—	0.1
Benefits paid	(79.6)	(79.4)	(1.9)	(6.2)
Foreign currency exchange rate changes	—	—	4.8	(8.2)
Fair value of plan assets at the end of the year	$647.3	$641.4	$57.1	$50.2

Unfunded status at year end:	$(38.4)	$(52.3)	$(8.5)	$(6.6)

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2017	2016	2017	2016
Amount recognized in consolidated balance sheet consists of:
Accrued benefit liability, current	$(1.0)	$(3.0)	$(0.2)	$(0.2)
Accrued benefit liability, non-current	(37.4)	(49.3)	(8.3)	(6.4)
Sub-total	(38.4)	(52.3)	(8.5)	(6.6)
Deferred tax asset	61.8	71.4	2.3	1.9
Accumulated other comprehensive loss	97.9	113.1	9.2	7.3
Net amount related to pension plans	$121.3	$132.2	$3.0	$2.6

Accumulated other comprehensive loss related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2017	2016	2017	2016
Unrecognized net actuarial losses	$156.5	$180.9	$10.6	$8.3
Unrecognized net prior service costs	3.2	3.6	0.7	0.6
Unrecognized net transition costs	—	—	0.2	0.3
Tax benefit	(61.8)	(71.4)	(2.3)	(1.9)
Accumulated other comprehensive loss, end of year	$97.9	$113.1	$9.2	$7.3

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2018 are as follows:

		Non-U.S.
(in millions)	U.S. Pension Plans	Pension Plans
Net actuarial losses	$16.2	$0.4
Net prior service costs	0.9	0.1
Total	$17.1	$0.5

The accumulated benefit obligation for all defined benefit pension plans was $751.3 million and $744.7 million at December 31, 2017 and 2016, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2017 and 2016.

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$685.7	$693.7	$65.6	$56.8	$685.7	$693.7	$8.7	$7.9
Accumulated benefit obligation	685.7	693.7	59.1	51.0	685.7	693.7	6.9	6.3
Fair value of plan assets	647.3	641.4	57.1	50.2	647.3	641.4	4.1	3.6

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax purposes.  The employer contributions for the years ended December 31, 2017 and 2016, were $4.0 million and $20.7 million, respectively.  Total expected cash contributions for 2018 are $2.0 million which are expected to satisfy plan and regulatory funding requirements.

For the years ended December 31, 2017 and 2016, the U.S. pension plans represented approximately 92 percent and 93 percent, respectively, of the Company’s total plan assets and approximately 91 percent and 92 percent, respectively, of the

Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans are separately presented and discussed below.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2017	2016	2017	2016
Weighted-average discount rate	3.75%	4.25%	2.80%	3.05%
Rate of increase in future compensation levels	—	—	3.48%	3.48%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2017	2016	2015	2017	2016	2015
Weighted-average discount rate	4.21%	4.25%	4.00%	3.05%	3.96%	3.67%
Expected return on plan assets	7.25%	7.50%	7.50%	5.30%	6.08%	6.00%
Rate of increase in future compensation levels	—	—	—	3.48%	3.71%	3.66%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	U.S. Pension Plans	Non-U.S. Pension Plans
2018	$37.8	$1.7
2019	38.3	1.9
2020	38.9	2.0
2021	43.1	2.4
2022	40.6	2.2
Years 2023-2027	203.2	13.8

The Company's ERISA Benefit Plan Committee is responsible for overseeing the investments of the pension plans.  The overall investment strategy is to achieve a long-term rate of return that maintains an adequate funded ratio and minimizes the need for future contributions through diversification of asset types, investment strategies, and investment managers.  A target asset allocation policy is used to balance investments in equity securities with investments in fixed income securities.  Beginning in 2013, the Company adopted a liability responsive asset allocation policy that becomes more conservative as the funded status of the plans improve. The majority of pension plan assets relate to U.S. plans and the target allocation is currently to invest approximately 65 percent in long-term corporate fixed income securities and approximately 35 percent in return seeking funds. The return seeking funds primarily include investments in diversified portfolios of large cap and small cap companies.  Fixed income securities include diversified investments across a broad spectrum of primarily investment-grade debt securities. To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations.  Using the Company’s 2018 target asset allocation based on a liability responsive asset allocation, the Company’s outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, the Company has determined these assumptions to be reasonable.

The pension plan assets measured at fair value at December 31, 2017 and 2016 follow:

	2017
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6.5	$2.0	$—	$—	$—	$—
Corporate debt securities	—	257.9	—	—	—	—
U.S. government debt securities	4.0	—	—	—	—	—
State and municipal debt securities	—	16.9	—	—	—	—
Registered investment company funds	—	—	—	50.8	—	—
Common trust funds	—	360.0	—	—	4.8	—
General insurance account	—	—	—	—	—	1.5
Balance at December 31, 2017	$10.5	$636.8	$—	$50.8	$4.8	$1.5

	2016
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$9.0	$2.2	$—	$—	$—	$—
Corporate debt securities	—	248.5	—	—	—	—
U.S. government debt securities	5.4	—	—	—	—	—
State and municipal debt securities	—	18.4	—	—	—	—
Corporate common stock	—	—	—	—	—	—
Registered investment company funds	—	—	—	44.7	—	—
Common trust funds	—	357.9	—	—	4.3	—
General insurance account	—	—	—	—	—	1.2
Balance at December 31, 2016	$14.4	$627.0	$—	$44.7	$4.3	$1.2

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

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016 follows:

(in millions)	General Insurance Account
Fair value of plan assets at December 31, 2015	$5.3
Actual return on plan assets	0.2
Purchases, sales and settlements, net	(4.3)
Fair value of plan assets at December 31, 2016	1.2
Actual return on plan assets	0.1
Foreign currency exchange rate changes	0.2
Fair value of plan assets at December 31, 2017	$1.5

Note 12 — POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several defined postretirement benefit plans that provide healthcare benefits and, in some instances, provide life insurance benefits to certain employees.  Further health care benefit accruals for all persons entitled to benefits under these plans were frozen as of March 31, 2014. Effective February 1, 2016, participants under the age of 50 as of March 1, 2016, were no longer eligible for the postretirement health care plans. Postretirement health care plans are contributory, with retiree contributions adjusted annually.  Life insurance plans are noncontributory.

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2017, 2016, and 2015:

(in millions)	2017	2016	2015
Interest cost on accumulated postretirement benefit obligation	$0.2	$0.2	$0.3
Amortization of prior service credit	(0.3)	(0.3)	—
Recognized actuarial net gain	(0.8)	(0.7)	(0.3)
Net periodic postretirement benefit income	$(0.9)	$(0.8)	$—

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2017 and 2016, are as follows:

(in millions)	2017	2016
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$4.2	$5.7
Interest cost	0.2	0.2
Participant contributions	0.6	0.7
Plan amendments	—	(1.1)
Actuarial gain	(1.8)	(0.3)
Benefits paid	(0.9)	(1.0)
Benefit obligation at the end of the year	$2.3	$4.2

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$—	$—
Participant contributions	0.6	0.7
Employer contributions	0.3	0.3
Benefits paid	(0.9)	(1.0)
Fair value of plan assets at the end of the year	$—	$—

Unfunded status at year end:	$(2.3)	$(4.2)

(in millions)	2017	2016
Amount recognized in consolidated balance sheet consists of:
Accrued benefit liability, current	$(0.3)	$(0.4)
Accrued benefit liability, non-current	(2.0)	(3.8)
Sub-total	(2.3)	(4.2)
Deferred tax liability	(2.5)	(2.2)
Accumulated other comprehensive income	(3.7)	(3.3)
Net amount related to postretirement benefit plans	$(8.5)	$(9.7)

Accumulated other comprehensive income related to other postretirement benefit plans is as follows:

(in millions)	2017	2016
Unrecognized net actuarial gains	$(5.8)	$(4.7)
Net prior service credits	(0.4)	(0.7)
Tax expense	2.5	2.1
Accumulated other comprehensive income, end of year	$(3.7)	$(3.3)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2018 are as follows:

(in millions)
Net actuarial gains	$1.1
Net prior service credits	0.3
Net amount to be reclassified to net period cost	$1.4

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	Benefit Payments
2018	$0.3
2019	0.3
2020	0.3
2021	0.2
2022	0.2
Years 2023 - 2027	0.9

The employer contributions for the years ended December 31, 2017 and 2016 were $0.3 million and $0.3 million, respectively.  The expected contribution for 2018 is $0.3 million which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 6.50 percent for 2017 and 6.75 percent for 2016; each year's estimated rate was assumed to decrease 0.25 percent annually to 5.0 percent and remain at that level thereafter.  A one-percentage point change in assumed health care trends would have a nominal effect on both the total of service and interest cost components for 2017 and the post retirement benefit obligations at December 31, 2017.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rate used to determine the actuarial present value of the net postretirement projected benefit obligation for each of the years ended December 31, 2017 and 2016 was 4.25 percent.  The weighted-average discount rates used to determine the net postretirement benefit cost was 4.25 percent, 4.25 percent, and 4.00 percent for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 13 — MULTIEMPLOYER DEFINED BENEFIT PENSION PLANS

As of December 31, 2016, the Company no longer contributes to any multiemployer defined benefit pension plans.

In 2016, the Company withdrew from the Warehouse Employees Local 169 & Employers Joint Pension Fund as part of the closure of a Bemis Healthcare Packaging plant in Philadelphia, PA (refer to Note 7 - Divestitures and Plant Closures). The withdrawal liability was settled and paid in January 2017. Company contributions to the plan were $0.0 million and $0.1 million in the years ended December 31, 2016 and 2015, respectively.

Note 14 — STOCK INCENTIVE PLANS

In 2014, the Company adopted the 2014 Stock Incentive Plan, which replaced the 2007 Stock Incentive Plan. The 2014 Stock Incentive Plan provides for the issuance of up to 3,282,170 shares of common stock to certain employees and the Company's Board of Directors. The number of shares available under the 2014 Stock Incentive Plan represented the number of shares that were remaining available for issuance under the 2007 Stock Incentive Plan when the new plan was adopted as no further awards would be made under the prior plan. As of December 31, 2017, 1,916,131 shares were available for future grants under the 2014 Stock Incentive Plan.  Shares subject to awards that are forfeited by an employee under the 2014 Stock Incentive Plan or the 2007 Stock Incentive Plan become available for future grants under the 2014 Stock Incentive Plan. Distribution of stock awards is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made not less than three years, nor more than six years, from the date of the stock award grant to an employee.  Prior to 2016, stock awards for directors were fully vested upon grant.  Beginning in 2016, stock awards for directors generally vest one year from the date of the grant. All other stock awards granted under the plans are subject to restrictions as to continuous employment, except in the case of death, permanent disability, retirement or change in control.

Total compensation expense related to stock incentive plans was $17.4 million in 2017, $18.1 million in 2016, and $18.4 million in 2015. As of December 31, 2017, the unrecorded compensation cost for stock awards was $19.2 million and will be recognized over the remaining vesting period for each grant which ranges between 2018 and 2020.  The remaining weighted-average life of all stock awards outstanding as of December 31, 2017 was 1.02 years.  These awards are considered equity-based awards and are therefore classified as a component of additional paid-in capital.

Cash payments equal to dividends accrued on awards during the vesting period are distributed at the same time as the shares of common stock to which they relate.

Time-Based Stock Awards
The cost of time-based stock awards is based on the fair market value of the Company's common stock on the date of grant and is charged to income on a straight-line basis over the requisite service period. The per share fair value of time-based stock awards granted during the years ended December 31, 2017, 2016 and 2015 was $48.10, $45.56, and $45.18, respectively.

Performance-Based Stock Awards
Certain officers and key employees are also eligible to receive performance-based stock awards. Grantees of performance-based awards will be eligible to receive shares of the Company's common stock depending upon the Company's total shareholder return, assuming reinvestment of all dividends, relative to the performance of the Company's comparator group over a three-year period. The per share fair value of performance-based awards granted during the years ended December 31, 2017, 2016 and 2015 was $53.43, $48.48, and $53.14, respectively, which the Company determined using a Monte Carlo simulation and the following assumptions:

	2017	2016	2015
Average risk-free interest rate	1.50%	1.31%	1.07%
Expected volatility (Bemis Company, Inc.)	17.7%	16.3%	15.1%

The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected volatilities were determined using daily historical volatility for the most recent three-year period as of the grant date. In 2018, there was a 62.5 percent payout of 2015 awards, and the balance was forfeited. In 2017, there was a 94.7 percent payout of 2014 awards, and the balance was forfeited. In 2016, there was a 93.7 percent payout of 2013 awards, and the balance was forfeited. In 2015, there was a 59.5 percent payout of 2012 awards, and the balance was forfeited.

The following table summarizes stock awards unit activity for the year ended December 31, 2017:

	Time-Based		Performance-Based
	Weighted-average grant date share value	Stock Awards (in thousands)	Weighted-average grant date share value	Stock Awards (in thousands)
Outstanding units granted at the beginning of the year	$42.05	746	$49.43	438
Units granted	48.10	214	53.43	241
Units paid (in shares)	39.72	(329)	46.33	(105)
Units forfeited / canceled	45.61	(65)	50.28	(49)
Outstanding units granted at the end of the year	45.84	566	51.35	525

Note 15 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in millions)	2017	2016
Commercial paper	$238.2	$221.3
6.8% notes payable in 2019	400.0	400.0
4.5% notes payable in 2021	400.0	400.0
Term loan payable in 2022	200.0	200.0
3.1% notes payable in 2026	300.0	300.0
Other debt, including debt of subsidiaries	15.8	14.7
Interest rate swap of 2021 notes (See Note 9)	(0.6)	1.3
Unamortized discounts and debt issuance costs	(6.0)	(7.5)

Total debt	1,547.4	1,529.8
Less current portion	5.0	2.0
Total long-term debt	$1,542.4	$1,527.8

Commercial paper has been classified as long-term debt to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2017, was 1.9 percent.  The highest amount of commercial paper outstanding during 2017 was $321.3 million, and the average outstanding during 2017 was $254.4 million.  The weighted-average interest rate during 2017 was 1.3 percent.

As of December 31, 2017, the Company had available from its banks a $1.1 billion revolving credit facility.  On July 22, 2016, the Company amended the revolving credit facility extending the terms of the agreement from August 12, 2018 to July 22, 2021.  The revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of the Company’s international subsidiaries.

The $200 million term loan has an eight-year term and a variable interest rate based on the one-month London Interbank Offered Rate (LIBOR) plus a fixed spread. On September 15, 2016, the Company issued $300 million aggregate principal amount of senior notes due in 2026 with a fixed interest rate of 3.1 percent.

The scheduled maturities of the Company's long-term debt obligations for the next five years as of December 31, 2017, are as follows:

Year	Dollars (in millions)
2018	$239.3
2019	402.7
2020	1.7
2021	401.7
2022	201.7

Commercial paper has been classified as long-term liabilities in accordance with the Company's ability and intent to refinance such obligations on a long-term basis. The Company is in compliance with all debt covenants.

Note 16 — LEASES

The Company has leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that generally expire at various times over the next 15 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $12.8 million in 2017, $12.4 million in 2016, and $13.9 million in 2015.

Minimum future obligations on leases in effect at December 31, 2017 were:

Operating
(in millions)	Leases
2018	$10.9
2019	7.4
2020	5.5
2021	5.1
2022	3.9
Thereafter	28.0
Total minimum obligations	$60.8

Note 17 — INCOME TAXES

(in millions)	2017	2016	2015
U.S. income before income taxes	$210.9	$283.6	$260.1
Non-U.S. income (loss) before income taxes	(158.2)	67.3	103.8
Income from continuing operations before income taxes	$52.7	$350.9	$363.9

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$68.1	$63.2	$71.8
Foreign	16.2	20.1	28.0
State and local	5.6	5.2	8.0
Total current tax expense	89.9	88.5	107.8
Deferred tax expense (benefit):
U.S. federal	(73.2)	26.7	11.5
Foreign	(58.5)	(3.9)	2.1
State and local	0.5	3.4	0.6
Total deferred tax expense (benefit)	(131.2)	26.2	14.2
Total income tax expense (benefit)	$(41.3)	$114.7	$122.0

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(in millions)	2017	2016
Deferred Tax Assets:
Trade receivables, principally due to allowances for returns and doubtful accounts	$2.9	$4.1
Inventories, principally due to additional costs inventoried for tax purposes	17.7	22.9
Employee compensation and benefits accrued for financial reporting purposes	36.5	60.6
Foreign net operating losses	24.5	25.7
Foreign tax credits	34.1	24.1
Other	16.1	12.8
Total deferred tax assets	131.8	150.2
Less valuation allowance	(48.5)	(40.3)
Total deferred tax assets, after valuation allowance	$83.3	$109.9

(in millions)	2017	2016
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	$86.4	$130.9
Goodwill and intangible assets, principally due to differences in amortization	98.9	195.2
Total deferred tax liabilities	185.3	326.1

Deferred tax liabilities, net	$102.0	$216.2

The net deferred tax liabilities are reflected in the balance sheet as follows:

(in millions)	2017	2016
Deferred charges and other assets	$51.5	$3.5
Deferred tax liabilities	153.5	219.7
Net deferred tax liabilities	$102.0	$216.2

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2017		2016		2015
(dollars in millions)	Amount	% of Income Before Tax	Amount	% of Income Before Tax	Amount	% of Income Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$18.5	35.0%	$122.8	35.0%	$127.4	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	3.3	6.2	5.6	1.6	5.6	1.5
Foreign tax rate differential	(4.7)	(8.9)	(7.4)	(2.1)	(7.5)	(2.1)
Goodwill impairment	17.7	33.6	—	—	—	—
Tax law change	(67.2)	(127.5)	—	—	—	—
Manufacturing tax benefits	(6.0)	(11.3)	(5.8)	(1.7)	(6.7)	(1.8)
Share-based payments	(0.9)	(1.7)	—	—	—	—
Other	(2.0)	(3.8)	(0.5)	(0.1)	3.2	0.9
Actual income tax expense (benefit)	$(41.3)	(78.4)%	$114.7	32.7%	$122.0	33.5%

The Company's overall tax expense is primarily driven by operations within the jurisdictions of the United States and Brazil.  The Company's foreign tax rate differential is largely the result of lower statutory rates in the jurisdictions of its other foreign operations.

The effective tax rate for the current year differs from the prior year due primarily to the impairment of the Latin America Packaging reporting unit’s goodwill and new tax legislation in the U.S.

In the fourth quarter, the Company recorded a full impairment of the Latin America Packaging reporting unit’s goodwill which included a $51.1 million deferred tax benefit related to tax deductible goodwill. The tax rate reconciliation schedule reflects the difference between the statutory rates in Latin America and the U.S. as well as the non-deductible portion of the impaired goodwill.

On December 22, 2017, the President of the United States signed comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA makes broad and complex changes to the U.S. tax code which impact the Company’s year ended 2017 including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be paid over eight years, and (3) accelerating expensing of certain capital expenditures. The TCJA reduces the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for the TCJA. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be completed within the one year measurement period allowed under SAB 118.

The Company recorded a provisional discrete net tax benefit of $67.2 million related to the TCJA in the period ending December 31, 2017. This consists of a $77.8 million net benefit due to the remeasurement of the Company’s deferred tax accounts for the corporate rate reduction and a net expense for the transition tax of $10.6 million. The Company has not completed the accounting for the income tax effects of certain elements of the TCJA as discussed below.

Reduction in U.S. Corporate Rate: The TCJA reduces the statutory corporate tax rate to 21 percent for the Company’s tax years ending in 2018 and beyond. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate rate, the Company continues to analyze the temporary differences that existed on the date of enactment.

Transition Tax: The transition tax is a 2017 tax on the previously untaxed accumulated and current earnings and profits ("E&P") of the Company’s foreign subsidiaries. To calculate the transition tax, the Company must determine post-1986 E&P of the subsidiaries, as well as non-U.S. income taxes paid on such earnings in addition to other factors. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. The Company recorded an estimated transition tax obligation expected to be paid over eight years beginning in 2018. These amounts are presented in Accrued income and other taxes and Other liabilities and deferred credits. The Company is awaiting further interpretative guidance, assessing available tax methods and elections, and gathering additional information to more precisely compute the transition tax.

Global intangible low-taxed income ("GILTI"): The TCJA includes a provision designed to currently tax certain low taxed income starting in 2018. Due to the complexity of the new GILTI tax rules, the Company is evaluating the application of ASC 740, and is considering accounting policy alternatives to either record the U.S. income tax of GILTI inclusions in the period they arise or establish deferred taxes for future GILTI inclusions. In addition, the Company is awaiting further interpretive guidance for the computation of the GILTI tax. For these reasons, the Company has not made any adjustments relating to potential GILTI tax in the financial statements and has not made a policy decision regarding the accounting for GILTI.

The Company has $255.8 million of undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of those subsidiaries. As a result of the transition tax mentioned above, the Company estimates that minimal federal and state income tax would be due upon the actual remittance of the undistributed earnings. In addition, the Company also estimates minimal foreign withholding tax on any potential remittance. The Company will continue to evaluate the impact of the Tax Act and further interpretive guidance on the indefinite reinvestment assertion.

As of December 31, 2017, the Company had foreign net operating loss carryovers of approximately $88.5 million that are available to offset future taxable income.  Approximately $23.0 million of the carryover expires over the period 2018-2033.  The remaining balance has no expiration.  In addition, the Company had $34.1 million of foreign tax credit carryover that is available to offset future tax.  This carryover expires over the period 2018-2027.

Current authoritative guidance issued by the FASB requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company has, and continues to generate, both net operating losses and deferred tax assets in certain jurisdictions for which a valuation allowance is required.  The Company’s management determined that a valuation allowance of $48.5 million and $40.3 million against deferred tax assets primarily associated with the foreign net operating loss carryover and the foreign tax credit carryover was necessary at December 31, 2017 and 2016, respectively.

The Company had total unrecognized tax benefits of $35.2 million and $32.9 million at December 31, 2017 and 2016, respectively. The approximate amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods was $35.2 million and $32.9 million for the years ended December 31, 2017 and 2016, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2017	2016
Balance at beginning of year	$32.9	$30.7
Additions based on tax positions related to the current year	3.9	2.3
Additions for tax positions of prior years	4.1	7.0
Reductions for tax positions of prior years	(1.1)	(4.5)
Reductions due to a lapse of the statute of limitations	(4.5)	(1.7)
Settlements	(0.1)	(0.9)
Balance at end of year	$35.2	$32.9

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized $1.1 million of net tax expense and $1.2 million and $1.5 million of net tax benefit related to interest and penalties during the years ended December 31, 2017, 2016, and 2015, respectively. The Company had approximately $14.5 million and $13.2 million accrued for interest and penalties, net of tax benefits, at December 31, 2017 and 2016, respectively.

As a result of acquisitions, the Company recorded $2.6 million of unrecognized tax benefits and $2.5 million of interest and penalties related to pre-acquisition tax positions in 2016 for which the Company is indemnified. Corresponding assets related to these indemnified provisions have also been recorded for these amounts.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in an amount of up to $10.0 million, exclusive of currency movements, as a result of the resolution of positions taken on previously filed returns.

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company's U.S. federal income tax returns prior to 2014 are no longer subject to examination.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2012 in the significant jurisdictions in which it operates.

Note 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustment	Accumulated Other Comprehensive Loss
December 31, 2014	$(151.3)	$(140.4)	$(291.7)
Other comprehensive income (loss) before reclassifications	(215.2)	(15.9)	(231.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12.9	12.9
Net current period other comprehensive income (loss)	(215.2)	(3.0)	(218.2)
December 31, 2015	(366.5)	(143.4)	(509.9)
Other comprehensive income (loss) before reclassifications	35.8	13.8	49.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	12.5	12.5
Net current period other comprehensive income (loss)	35.8	26.3	62.1
December 31, 2016	(330.7)	(117.1)	(447.8)
Other comprehensive income (loss) before reclassifications	39.6	(1.3)	38.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	15.0	15.0
Net current period other comprehensive income (loss)	39.6	13.7	53.3
December 31, 2017	$(291.1)	$(103.4)	$(394.5)

The following table summarizes amounts reclassified from accumulated other comprehensive income (loss):

	Twelve Months Ended December 31,
(in millions)	2017	2016
Pension and postretirement costs (See Notes 11 and 12)	$24.2	$20.5
Tax benefit	(9.2)	(8.0)
Pension and postretirement costs, net of tax	$15.0	$12.5

Accumulated other comprehensive income (loss) associated with pension and other postretirement liability adjustments are net of tax effects of $61.6 million and $71.2 million as of December 31, 2017 and 2016, respectively.

Note 19 — EARNINGS PER SHARE COMPUTATIONS

A reconciliation of basic and diluted earnings per share is below:

(in millions, except per share amounts)	2017	2016	2015
Numerator
Net income	$94.0	$236.2	$239.3

Denominator
Weighted-average common shares outstanding — basic	91.5	94.3	96.7
Dilutive shares	0.4	0.8	1.2
Weighted-average common and common equivalent shares outstanding — diluted	91.9	95.1	97.9

Per common share income
Basic	$1.03	$2.51	$2.47
Diluted	$1.02	$2.48	$2.44

Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.  The excluded stock awards represented an aggregate of 0.4 million shares December 31, 2017. There were no anti-dilutive stock awards outstanding December 31, 2016 and 2015.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at December 31, 2017 and 2016 was $0.9 million and $3.5 million, respectively, and is included in other liabilities and deferred credits on the accompanying consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $11.5 million, translated to U.S. dollars at the December 31, 2017 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Brazil Investigation
On September 18, 2007, the Secretariat of Economic Law, a governmental agency in Brazil, which has now been replaced by the General Superintendence of the Administrative Council for Economic Defense (“CADE”), initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including a Itap Bemis, a Dixie Toga subsidiary. The investigation relates to periods prior to the Company's acquisition of control of Dixie Toga and its subsidiaries.

In late November 2016, the investigative arm of CADE issued an advisory opinion recommending, among other actions, the imposition of fines on Itap Bemis. In July 2017, the Attorney General's Office of CADE recommended the termination of the investigation with respect to all companies and individuals, concluding that the evidence is insufficient for conviction. The case is now awaiting the opinion of the Federal Public Prosecutor as to how to proceed as well as a final decision on the administrative investigation of CADE. If the final decision on the administrative investigation is favorable to us, the decision will be final. If the decision is not favorable to us, we intend to appeal through the federal court system, as described below.

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

Note 21 — SEGMENTS OF BUSINESS

The Company realigned its segment reporting effective for the fourth quarter of 2017. The Company transitioned from two reportable segments to three reportable segments as follows: U.S. Packaging, Latin America Packaging, and Rest of World Packaging. The U.S. Packaging business segment is unchanged. The Company now reports Latin America Packaging and Rest of World Packaging business segments, which had previously been aggregated and named Global Packaging. Prior year comparatives have been revised to conform to the current reportable segment presentation.

Historically, the Company has supported the aggregation of one Global Packaging operating reportable segment. Due to recently diverging economic conditions and acquisitions, the Latin America Packaging and Rest of World Packaging segments no longer meet the criteria for aggregation. The Latin America Packaging segment includes all food and non-food packaging-related manufacturing operations located in Latin America. The Rest of World Packaging business segment includes all food and non-food packaging-related manufacturing operations located in Europe and Asia-Pacific as well as medical device and pharmaceutical packaging manufacturing operations in the U.S., Europe, and Asia.

The Company's business activities are organized around and aggregated into its three principal business segments, U.S. Packaging, Latin America Packaging and Rest of World Packaging, based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Intersegment sales (which are not significant) are generally priced to reflect nominal markups.

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

Products produced within the U.S., Latin America and Rest of World Packaging business segments service packaging applications for markets such as food, medical devices, pharma, personal care, agribusiness, chemicals, pet food, and consumer products.

A summary of the Company’s business activities reported by its three business segments follows:

Business Segments (in millions)	2017	2016	2015
Sales including intersegment sales:
U.S. Packaging	$2,666.0	$2,646.8	$2,772.8
Latin America Packaging	715.2	707.0	696.9
Rest of World Packaging	721.4	696.4	648.7

Intersegment sales:
U.S. Packaging	(40.0)	(25.7)	(25.3)
Latin America Packaging	(3.8)	(3.9)	(3.8)
Rest of World Packaging	(12.6)	(16.2)	(17.9)
Total net sales	$4,046.2	$4,004.4	$4,071.4

Segment operating profit
U.S. Packaging	$352.5	$400.0	$391.8
Latin America Packaging	30.0	50.0	60.9
Rest of World Packaging	61.1	64.0	55.6

Restructuring and other costs	70.5	28.6	12.1
Goodwill impairment charge	196.6	—	—
General corporate expenses	60.8	76.1	86.6
Operating income	115.7	409.3	409.6

Interest expense	65.8	60.2	51.7
Other non-operating income	(2.8)	(1.8)	(6.0)

Income from continuing operations before income taxes	$52.7	$350.9	$363.9

Business Segments (in millions)	2017	2016	2015
Total assets (1):
U.S. Packaging	$2,072.0	$2,007.7	$1,982.5
Latin America Packaging	648.1	779.2	690.4
Rest of World Packaging	784.5	706.1	601.1
Corporate assets (2)	195.3	222.7	215.8
Total	$3,699.9	$3,715.7	$3,489.8

Restructuring and other costs (3):
U.S. Packaging	$13.3	$—	$—
Latin America Packaging	28.8	18.9	1.6
Rest of World Packaging	2.7	7.7	7.8
Corporate	25.7	2.0	2.7
Total	$70.5	$28.6	$12.1

Depreciation and amortization:
U.S. Packaging	$97.9	$93.7	$97.8
Latin America Packaging	26.7	26.2	22.2
Rest of World Packaging	30.2	27.9	25.5
Corporate	15.0	14.3	12.6
Total	$169.8	$162.1	$158.1

Additions to property and equipment:
U.S. Packaging	$101.9	$131.2	$127.5
Latin America Packaging	45.2	32.9	23.8
Rest of World Packaging	35.0	36.8	55.6
Corporate	6.4	7.4	12.5
Total	$188.5	$208.3	$219.4

Operations by geographic area (in millions)	2017	2016	2015
Net sales (4):
United States	$2,826.0	$2,820.3	$2,937.8
Brazil	482.1	483.5	442.5
Other Americas	250.6	244.6	273.5
Europe	290.0	263.5	233.9
Asia-Pacific	197.5	192.5	183.7
Total	$4,046.2	$4,004.4	$4,071.4

Long-lived assets (5):
United States	$957.4	$949.2	$897.4
Brazil	223.6	212.9	173.1
Other Americas	51.9	44.1	53.1
Europe	93.3	75.1	68.6
Asia-Pacific	90.1	81.3	75.6
Total	$1,416.3	$1,362.6	$1,267.8

(1)	Total assets by business segment include only those assets that are specifically identified with each segment’s operations.

(2)
Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property. The Company utilizes a global cash pooling arrangement. The Company treats all cash and cash equivalents, including the net cash position in the cash pooling arrangement, as Corporate assets.

(3)	These amounts are excluded from segment operating profit and general corporate expenses.

(4)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

(5)	Long-lived assets include net property and equipment, long-term receivables, deferred charges, and investment in affiliates.

Note 22 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2017
Net sales	$995.4	$1,012.1	$1,035.1	$1,003.6	$4,046.2
Gross profit	197.9	185.9	207.7	193.7	785.2
Net income	51.1	28.0	55.6	(40.7)	94.0

Basic earnings per share:
Net income	0.55	0.31	0.61	(0.44)	1.03

Diluted earnings per share:
Net income	0.55	0.30	0.61	(0.44)	1.02

2016
Net sales	$967.9	$1,021.3	$1,027.2	$988.0	$4,004.4
Gross profit	208.8	217.0	224.8	215.6	866.2
Net income	56.2	50.9	68.6	60.5	236.2

Basic earnings per share:
Net income	0.59	0.54	0.73	0.65	2.51

Diluted earnings per share:
Net income	0.59	0.53	0.72	0.64	2.48

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

(b)  Management’s Report on Internal Control Over Financial Reporting
The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (2013)).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page  36 of this Form 10-K.

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

ITEM 9B — OTHER INFORMATION

None.

PART  III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held
William F. Austen (59)	President and Chief Executive Officer	2014 to present
	Executive Vice President and Chief Operating Officer	2013 to 2014
	Group President	2012 to 2013
	Vice President — Operations	2004 to 2012
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to 2004

Michael B. Clauer (60)	Senior Vice President and Chief Financial Officer	2017 to present
	Vice President and Chief Financial Officer	2014 to 2016
	Executive Vice President and Chief Financial Officer — BWAY Corporation	2009 to 2014

Sheri H. Edison (61)	Senior Vice President, Chief Legal Officer and Secretary	2017 to present
	Vice President, General Counsel, and Secretary	2010 to 2016
	Senior Vice President and Chief Administrative Officer, Hill-Rom, Inc.	2007 to 2010
	Vice President, General Counsel, and Secretary, Hill-Rom, Inc.	2003 to 2007

Timothy S. Fliss (55)	Senior Vice President and Chief Human Resources Officer	2017 to present
	Vice President — Human Resources	2010 to 2016
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

William E. Jackson (55)	Senior Vice President and Chief Technology Officer	2017 to present
	Vice President and Chief Technology Officer	2013 to 2016
	Vice President of Global Research and Development — Dow Building and Construction	2007 to 2013
	Various management positions — General Electric	1992 to 2007

Jerry S. Krempa (57)	Vice President and Chief Accounting Officer	2017 to present
	Vice President and Controller	2011 to 2016
	Various finance management positions within the Company	1998 to 2011
(1)           Identified operation was a 100 percent owned subsidiary or division of the Company.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity compensation plans as of December 31, 2017 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,091,119	(1)	N/A	(2)	1,916,131	(3)
Equity compensation plans not approved by security holders	—		N/A		—
Total	1,091,119	(1)	N/A	(2)	1,916,131	(3)

(1)	Includes restricted stock units.

(2)	Restricted stock units do not have an exercise price.

(3)	May be issued as options or restricted stock units.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017, and such information is expressly incorporated herein by reference.

PART  IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Management’s Responsibility Statement	35
Report of Independent Registered Public Accounting Firm	36
Consolidated Statement of Income	37
Consolidated Statement of Comprehensive Income	38
Consolidated Balance Sheet	39
Consolidated Statement of Cash Flows	40
Consolidated Statement of Equity	41
Notes to Consolidated Financial Statements	42

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	82
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

Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEMIS COMPANY, INC.

By	/s/ Michael B. Clauer	By	/s/ Jerry S. Krempa
	Michael B. Clauer, Senior Vice President and Chief Financial Officer		Jerry S. Krempa, Vice President and Chief Accounting Officer
	Date February 23, 2018		Date February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael B. Clauer	/s/ Jerry S. Krempa
Michael B. Clauer, Senior Vice President and Chief Financial Officer	Jerry S. Krempa, Vice President and Chief Accounting Officer
Date February 23, 2018	Date February 23, 2018

/s/ William F. Austen	/s/ Katherine C. Doyle
William F. Austen, Director, President, and Chief Executive Officer	Katherine C. Doyle, Director
Date February 23, 2018
Date February 23, 2018

/s/ Ronald J. Floto	/s/ Adele M. Gulfo
Ronald J. Floto, Director	Adele M. Gulfo, Director
Date February 23, 2018	Date February 23, 2018

/s/ David S. Haffner	/s/ Timothy M. Manganello
David S. Haffner, Director	Timothy M. Manganello, Chairman of the Board
Date February 23, 2018	Date February 23, 2018

/s/ William L. Mansfield	/s/ Arun Nayar
William L. Mansfield, Director	Arun Nayar, Director
Date February 23, 2018	Date February 23, 2018

/s/ David T. Szczupak	/s/ Holly A. Van Deursen
David T. Szczupak, Director	Holly A. Van Deursen, Director
Date February 23, 2018	Date February 23, 2018

/s/ Philip G. Weaver
Philip G. Weaver, Director
Date February 23, 2018

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance at	Additions			Foreign			Balance
Year Ended	Beginning	Charged to			Currency			at Close
December 31,	of Year	Profit & Loss		Write-offs	Impact	Other		of Year
RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS, DISCOUNTS, AND ALLOWANCES
2017	$18.2	$30.5		$(31.2)	$0.2	$—		$17.7
2016	18.0	27.5		(28.1)	0.1	0.7	(2)	18.2
2015	21.0	27.5		(28.3)	(2.2)	—		18.0

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2017	$40.3	$6.6	(1)	$—	$1.6	$—		$48.5
2016	42.0	(1.1)	(1)	—	(0.6)	—		40.3
2015	47.9	(3.8)	(1)	—	(2.1)	—		42.0

(1) Represents charge to profit and loss, net of valuation allowance reversals, if any.
(2) Reserve accruals related to acquisition of the SteriPack operations.