Form 10-K/A
period 2017-12-31
BEMIS CO INC
filed 2018-03-12
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K/A

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

Documents Incorporated by Reference
Portions of the Proxy Statement - Annual Meeting of Shareholders May 3, 2018 - Part III

Explanatory Note

The undersigned registrant is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018 (the “Original Annual Report”). The purpose of this Amendment No. 1 is to amend and restate in its entirety the Exhibit Index of Part IV, solely to furnish hyperlinks to the exhibit list and update the reference from which Exhibit 4(a) is incorporated.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Registrant’s principal executive officer and principal financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 are being filed as exhibits to this Amendment No. 1; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment No. 1 does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.
Except as expressly described above and as set forth herein, this Amendment No. 1 does not modify the Original Annual Report in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in, the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and with the registrant’s other filings with the SEC subsequent to the Original Annual Report.

PART  IV

Exhibit Index

Exhibit		Description	Form of Filing
3	(a)
Restated Articles of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-5277)).
Incorporated by Reference
3	(b)	By-Laws of the Registrant, as amended through October 7, 2016. (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K dated October 7, 2016 (File No. 1-5277)).	Incorporated by Reference
4	(a)
Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. Copies of constituent instruments defining rights of holders of long-term debt of the Company and subsidiaries, other than the Indenture specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument. (Incorporated by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-3 dated June 15, 1995 (File No. 33-60253)).
Incorporated by Reference
4	(b)	Form of 3.100% Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 15, 2016 (File No. 1-5277)).	Incorporated by Reference
10	(a)
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 22, 2016, by and among the Company, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and various financial institutions. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated July 22, 2016 (File No. 1-5277)).
Incorporated by Reference
10	(b)
Bemis Deferred Compensation Plan, as amended Effective January 1, 2009.* (Incorporated by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-5277)).
Incorporated by Reference
10	(c)
Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of as of January 1, 2014.* (Incorporated by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-5277)).
Incorporated by Reference
10	(d)
Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2014.* (Incorporated by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-5277)).
Incorporated by Reference
10	(e)	Bemis Company, Inc. 2014 Stock Incentive Plan,* (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 18, 2014 (File No. 1-5277)).	Incorporated by Reference
10	(f)
Bemis Supplemental BIPSP (As amended effective January 1, 2014).* (Incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-5277)).
Incorporated by Reference
10	(g)
Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277)).
Incorporated by Reference
10	(h)
Bemis Company, Inc. Form of Management Contract with Principal Executive Officers.* (Incorporated by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5277)).
Incorporated by Reference
10	(i)
Bemis Company, Inc. 1997 Executive Officer Performance Plan, as amended effective May 7, 2015.* (Incorporated by reference to Exhibit A to the Registrant’s Definitive Additional Materials filed with the SEC on April 3, 2015 (File No. 1-5277)).
Incorporated by Reference

10 (j)
Bemis Company, Inc. Form of Management Contract with Principal Executive Officers Effective January 1, 2009.* (Incorporated by reference to Exhibit 10(t) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-5277)).
Incorporated by Reference
21	Subsidiaries of the Registrant. (Previously filed as Exhibit 21 to the Original Annual Report)	Filed Electronically
23	Consent of PricewaterhouseCoopers LLP. (Previously filed as Exhibit 23 to the Original Annual Report)	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO. (Previously filed as Exhibit 31.1 to the Original Annual Report)	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO. (Previously filed as Exhibit 31.2 to the Original Annual Report)	Filed Electronically
31.3	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.4	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO. (Previously filed as Exhibit 32 to the Original Annual Report)	Filed Electronically
101	Interactive data files.	Filed Electronically

Footnotes to Exhibit Index

*	Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

BEMIS COMPANY, INC.

By	/s/ Michael B. Clauer	By	/s/ Jerry S. Krempa
	Michael B. Clauer, Senior Vice President and Chief Financial Officer		Jerry S. Krempa, Vice President and Chief Accounting Officer
	Date March 12, 2018		Date March 12, 2018