Form 10-Q
period 2018-03-31
BEMIS CO INC
filed 2018-04-27
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2301 Industrial Drive
Neenah, Wisconsin	54956
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (920) 527-5000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 25, 2018, the registrant had 90,977,220 shares of Common Stock, $0.10 par value, issued and outstanding.

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

These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and our quarterly reports on Form 10-Q, could cause actual future results to differ materially from those projected in the forward-looking statements. In addition, actual future results could differ materially from those projected in the forward-looking statements as a result of changes in the assumptions used in making such forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$1,027.4	$995.4
Cost of products sold (1)	829.4	797.1
Gross profit	198.0	198.3

Operating expenses:
Selling, general, and administrative expenses (1)	96.9	96.0
Research and development costs	10.0	12.5
Restructuring and other costs	13.4	4.4
Other operating income	(2.8)	(3.0)

Operating income	80.5	88.4

Interest expense	18.9	16.0
Other non-operating income (1)	(0.9)	(1.9)

Income before income taxes	62.5	74.3

Income tax provision	14.9	23.2

Net income	$47.6	$51.1

Basic earnings per share	$0.52	$0.55

Diluted earnings per share	$0.52	$0.55

Cash dividends paid per share	$0.31	$0.30

(1) Prior year information has been recast to reflect the adoption of pension accounting changes and conform to our current year presentation. Refer to Note 3 - New Accounting Guidance for further details.

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2018	2017
Net income	$47.6	$51.1
Other comprehensive income:
Translation adjustments	15.6	29.9
Pension and other postretirement liability adjustments, net of tax (a)	3.0	2.1
Other comprehensive income	18.6	32.0
Total comprehensive income	$66.2	$83.1

(a) Tax benefit related to pension and other postretirement liability adjustments	$1.1	$1.4

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31, 2018	December 31, 2017
ASSETS

Cash and cash equivalents	$59.7	$71.1
Trade receivables	499.8	448.7
Inventories	628.1	620.2
Prepaid expenses and other current assets	97.6	97.1
Total current assets	1,285.2	1,237.1

Property and equipment, net	1,325.8	1,318.1

Goodwill	856.1	852.7
Other intangible assets, net	139.1	142.3
Deferred charges and other assets	147.6	149.7
Total other long-term assets	1,142.8	1,144.7

TOTAL ASSETS	$3,753.8	$3,699.9

LIABILITIES

Current portion of long-term debt	$5.0	$5.0
Short-term borrowings	20.7	16.0
Accounts payable	487.2	477.2
Employee-related liabilities	72.0	73.1
Accrued income and other taxes	40.8	30.5
Other current liabilities	57.0	64.3
Total current liabilities	682.7	666.1

Long-term debt, less current portion	1,544.2	1,542.4
Deferred taxes	155.3	153.5
Other liabilities and deferred credits	133.4	136.7
Total liabilities	2,515.6	2,498.7

Commitments and contingencies (See Note 11)

EQUITY

Common stock issued (129.3 and 129.1 shares, respectively)	12.9	12.9
Capital in excess of par value	589.6	590.4
Retained earnings	2,344.0	2,324.8
Accumulated other comprehensive loss	(375.9)	(394.5)
Common stock held in treasury (38.3 and 38.3 shares at cost, respectively)	(1,332.4)	(1,332.4)
Total equity	1,238.2	1,201.2

TOTAL LIABILITIES AND EQUITY	$3,753.8	$3,699.9

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$47.6	$51.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.2	41.8
Share-based compensation	4.8	4.4
Deferred income taxes	0.7	4.2
Income of unconsolidated affiliated company	(0.8)	(0.9)
Net loss (gain) on disposal of property and equipment	0.1	0.3
Changes in working capital, excluding effect of acquisitions and currency	(40.8)	(0.3)
Changes in other assets and liabilities	(0.5)	(6.1)

Net cash provided by operating activities	54.3	94.5

Cash flows from investing activities
Additions to property and equipment	(46.2)	(41.7)
Proceeds from sale of property and equipment	0.1	0.1

Net cash used in investing activities	(46.1)	(41.6)

Cash flows from financing activities
Repayment of long-term debt	(0.3)	(0.4)
Net borrowing of commercial paper	9.3	8.7
Net borrowing (repayment) of short-term debt	3.3	(1.1)
Cash dividends paid to shareholders	(29.2)	(29.1)
Common stock purchased for the treasury	—	(48.9)
Stock incentive programs and related tax withholdings	(5.6)	(8.5)

Net cash used in financing activities	(22.5)	(79.3)

Effect of exchange rates on cash and cash equivalents	2.9	3.0

Net decrease in cash and cash equivalents	(11.4)	(23.4)

Cash and cash equivalents balance at beginning of year	71.1	74.2

Cash and cash equivalents balance at end of period	$59.7	$50.8

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2016	$12.9	$581.5	$2,341.7	$(447.8)	$(1,228.6)	$1,259.7

Net income			51.1			51.1
Other comprehensive income				32.0		32.0
Cash dividends declared on common stock			(28.0)			(28.0)
Stock incentive programs and related tax withholdings (0.2 shares)		(8.5)				(8.5)
Share-based compensation		4.4				4.4
Purchase of 1.0 shares of common stock for the treasury					(48.9)	(48.9)

Balance at March 31, 2017	$12.9	$577.4	$2,364.8	$(415.8)	$(1,277.5)	$1,261.8

Balance at December 31, 2017	$12.9	$590.4	$2,324.8	$(394.5)	$(1,332.4)	$1,201.2

Net income			47.6			47.6
Other comprehensive income				18.6		18.6
Cash dividends declared on common stock			(28.4)			(28.4)
Stock incentive programs and related tax withholdings (0.2 shares)		(5.6)				(5.6)
Share-based compensation		4.8				4.8

Balance at March 31, 2018	$12.9	$589.6	$2,344.0	$(375.9)	$(1,332.4)	$1,238.2

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Bemis Company, Inc. (the "Company") in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair statement of its financial position, results of operations and cash flows.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 2 — Significant Policies Update - Revenue Recognition

The Company's significant accounting policies are detailed in Note 2 - Significant Accounting Policies of its Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to the accounting policies as a result of adopting the new revenue recognition guidance on January 1, 2018 are discussed below.
The Company generates revenue by providing its customers with flexible and rigid plastic packaging serving a variety of markets including food, consumer products and healthcare end markets. The Company enters into a variety of agreements with customers, including quality agreements, pricing agreements and master supply agreements which outline the terms under which the Company does business with a specific customer. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement. All revenue recognized in the income statement is considered to be revenue from contracts with customers.
The Company typically satisfies the obligation to provide packaging to customers at a point in time upon shipment when control is transferred to customers. Revenue is recognized net of allowances for returns and customer claims and any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company does not have contract assets or contract liabilities. The Company disaggregates revenue based on geography. Disaggregation of revenue is presented in Note 14 - Segments of Business.
Significant Judgments
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company identified potential performance obligations in its customer master supply agreements and determined that none of them are capable of being distinct as the customer can only benefit from the supplied packaging. Therefore, the Company has concluded that it has one performance obligation to supply packaging to customers.
The Company may provide variable consideration in several forms which are determined through its agreements with customers. The Company can offer prompt payment discounts, sales rebates or other incentive payments to customers. Sales rebates and other incentive payments are typically awarded upon achievement of certain performance metrics, including volume. The Company accounts for variable consideration using the most likely amount method.  The Company utilizes forecasted sales data and rebate percentages specific to each customer agreement and updates its judgment of the amounts to which the customer is entitled each period.
The Company enters into long term agreements with certain customers, under which it is obligated to make various up-front payments for which it expects to receive a benefit in excess of the cost over the term of the contract. These up-front payments are deferred and reflected in prepaid expenses and other current assets or deferred charges and other assets on its consolidated balance sheet. Contract incentives are typically recognized as a reduction to revenue over the term of the customer agreement.
Practical Expedients
The Company sells primarily through its direct sales force. Any external sales commissions are expensed when incurred because the amortization period would be one year or less. External sales commission expense is included in selling, general and administrative expense on its consolidated statement of income.

The Company accounts for shipping and handling activities as fulfillment costs. Accordingly, shipping and handling costs are classified as a component of cost of products sold while amounts billed to customers are classified as a component of net sales.
The Company excluded from the measurement of the transaction price all taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from the customer, including sales taxes, value added taxes, excise taxes and use taxes. Accordingly, the tax amounts are not included in net sales.

Note 3 — New Accounting Guidance

Recently Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board ("FASB") issued guidance that will change how employers that sponsor defined benefit pension and other postretirement benefit plans present the cost of the benefits in the income statement. Under the new guidance, employers will present only the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost and outside of any subtotal of operating income. Other components of net periodic benefit cost are presented in other non-operating income on the consolidated statement of income. The guidance was adopted by the Company in the first quarter of 2018, using the practical expedient permitting the use of the amounts disclosed in pension and other postretirement benefit plan notes as the estimation basis for the presentation of the prior comparative periods.

The income statement reclassifications are summarized as follows:

	Three Months Ended March 31, 2017
(in millions)	As reported	Reclassification	As reclassified
Income statement:
Cost of products sold	797.5	(0.4)	797.1
Selling, general, and administrative expenses	94.6	1.4	96.0
Other non-operating income	(0.9)	(1.0)	(1.9)

In January 2017, the FASB issued new guidance that narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. The guidance was adopted by the Company in the first quarter of 2018.

In August 2016, the FASB issued guidance to simplify elements of cash flow classification. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition's consummation date (approximately three months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The guidance was adopted by the Company in the first quarter of 2018.

In May 2014, the FASB issued new guidance which supersedes current revenue recognition requirements. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new revenue guidance on January 1, 2018 using the modified retrospective application transition method. We elected the practical expedient to apply the new revenue standard to only contracts that were not completed as of January 1, 2018. Adoption did not have an impact on our financial statements, but did significantly impact our disclosures for revenue. Refer to Note 2 for updated revenue disclosures which are required by the new guidance.

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

In February 2016, the FASB issued guidance that required lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting.  The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  Lease classification will determine how to recognize lease-related revenue and expense.  A modified retrospective method of adoption is required with the option to use certain practical expedients.

The Company has formed a cross-functional implementation project team that is working to identify all lease contracts.  The project team has begun the solution development phase of the project, during which it will develop and implement any new processes required to ensure the requirements of the new guidance are met.  The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements.  The Company will adopt the guidance in January 2019 when the guidance becomes effective.

Note 4 - Restructuring and Other Costs

Restructuring and other costs as reported on the consolidated statement of income are summarized as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Restructuring costs	$5.3	$4.4
Restructuring related costs	8.1	—
Total restructuring and other costs	$13.4	$4.4

Restructuring costs include the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to its environment. Refer to Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Restructuring related costs primarily include professional fees for consultants.

Note 5 — Restructuring Plans

2016 Restructuring and Cost Savings Plan ("2016 Plan")

During the second quarter of 2016, the Company initiated a restructuring and cost savings plan to improve efficiencies and reduce fixed costs. As a part of this plan, four Latin American facilities were closed. Most of the production from these facilities was transferred to other facilities. As of March 31, 2018, manufacturing operations had ceased at all four of these manufacturing facilities. Based on current estimates and actual charges to date, the Company expects total pre-tax restructuring costs of approximately $32 million, with approximately $13 million in employee termination costs, approximately $2 million in fixed asset related costs, and $17 million in other costs which primarily represent the cost to move and re-install equipment.

The estimated 2016 Plan costs are as follows:

(in millions)	Latin America Packaging	Rest of World Packaging	Total
2016 net expense accrued	$20.5	$1.1	$21.6
2017 net expense accrued	8.0	0.2	8.2
2018 first quarter net expense accrued	0.9	(0.1)	0.8
Expense incurred to date	29.4	1.2	30.6
Estimated future expense	1.1	—	1.1
Estimated costs of program	$30.5	$1.2	$31.7

An analysis of the 2016 Plan accruals follows:

(in millions)	Employee Costs	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2017	$1.1	$4.4	$5.5
Net expense accrued	(0.1)	0.9	0.8
Utilization (cash payments or otherwise settled)	(0.2)	(0.8)	(1.0)
Translation adjustments and other	(0.2)	—	(0.2)
Reserve balance at March 31, 2018	$0.6	$4.5	$5.1

Plant closings associated with the 2016 Plan are complete. Cash payments in 2017 and 2016 totaled $15.4 million and $8.3 million, respectively. Cash payments in the three months ended March 31, 2018 totaled $1.0 million. Cash payments for the balance of 2018 are expected to be approximately $1.7 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have been recorded on the consolidated balance sheet primarily as other current liabilities.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

On June 30, 2017, the Company announced restructuring activities targeted to improve efficiency and profitability that further positions the Company for long-term success. As a part of this plan, the Company announced the intention to close four production facilities for which business will be relocated to existing facilities and the closure of an additional manufacturing facility for which business will not be relocated. As of March 31, 2018, operations ceased at two of the manufacturing facilities and business has been relocated to existing facilities. In addition, the Company announced it will reduce administrative positions by approximately 500 over the next three years and consolidate certain administrative offices and take other actions to improve the cost efficiency of a variety of administrative and operational processes.

The Company expects total 2017 Plan pre-tax restructuring costs of approximately $65 to $70 million, which includes $29 to $31 million in employee termination costs, $19 to $20 million in fixed asset related expenses, and $17 to $19 million in other restructuring project costs, including the movement and re-installation of equipment. Expenses in the three months ended March 31, 2018 were $4.4 million, which consisted primarily of employee termination costs and fixed asset write-downs of equipment.

The estimated 2017 Plan costs are as follows:

(in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Corporate	Total
2017 net expense accrued	$13.4	$20.7	$1.5	$3.5	$39.1
2018 first quarter net expense accrued	2.0	1.2	1.1	0.1	4.4
Expense incurred to date	15.4	21.9	2.6	3.6	43.5
Estimated future expense	16.6	4.8	0.4	0.3	22.1
Estimated costs of program	$32.0	$26.7	$3.0	$3.9	$65.6

An analysis of the 2017 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2017	$19.2	$—	$2.5	$21.7
Net expense accrued	1.2	2.5	0.7	4.4
Utilization (cash payments or otherwise settled)	(3.4)	(2.5)	(0.3)	(6.2)
Translation adjustments and other	(0.1)	—	—	(0.1)
Reserve balance at March 31, 2018	$16.9	$—	$2.9	$19.8

The 2017 Plan is expected to be completed by the end of 2019. Cash payments in the twelve months ended December 31, 2017 were $6.8 million. Cash payments in the three months ended March 31, 2018 were $3.7 million. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have primarily been recorded on the consolidated balance sheet as other current liabilities.

Note 6 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At March 31, 2018 and December 31, 2017, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at March 31, 2018 and December 31, 2017 follow:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, less current portion	$1,544.2	$1,565.4	$1,542.4	$1,591.0

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

	Fair Value As of	Fair Value As of
	March 31, 2018	December 31, 2017
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset (liability) position	$(6.9)	$(0.6)

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At March 31, 2018 and December 31, 2017, the Company had outstanding forward exchange contracts with notional amounts of $4.7 million and $2.7 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at March 31, 2018 and December 31, 2017 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	March 31, 2018	December 31, 2017
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	$6.9	$0.6

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2018	2017
Designated as hedges
Interest rate swaps	Interest expense	$(0.6)	$0.9
Not designated as hedges
Forward exchange contracts	Other operating income	(0.3)	(0.3)
Total		$(0.9)	$0.6

Note 8 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	March 31, 2018	December 31, 2017
Raw materials and supplies	$188.5	$198.3
Work in process and finished goods	439.6	421.9
Total inventories	$628.1	$620.2

Note 9 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Rest of World Packaging	Total
Reported balance at December 31, 2017	$633.1	$219.6	$852.7
Currency translation	(0.3)	3.7	3.4
Reported balance at March 31, 2018	$632.8	$223.3	$856.1

Accumulated goodwill impairment losses were $196.6 million as of March 31, 2018 and December 31, 2017 related to the Latin America Packaging segment.

The components of other intangible assets follow:

	March 31, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$10.4	$(1.9)	$9.9	$(1.6)
Technology based	79.8	(57.7)	79.7	(56.6)
Marketing related	14.0	(9.4)	14.1	(9.3)
Customer based	211.6	(107.7)	210.1	(104.0)
Reported balance	$315.8	$(176.7)	$313.8	$(171.5)

Amortization expense for intangible assets was $4.2 million during the first three months of 2018 and 2017. Estimated future amortization expense for intangible assets follows:

(in millions)	Amortization
Remainder of 2018	$12.7
2019	16.9
2020	16.7
2021	16.1
2022	15.9
2023	14.3

Note 10 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension and other postretirement plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2017 Annual Report on Form 10-K are expected to continue unchanged throughout 2018.

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(in millions)	2018	2017	2018	2017
Service cost - benefits earned during the period	$1.9	$1.8	$—	$—
Interest cost on projected benefit obligation	6.7	7.6	—	—
Expected return on plan assets	(10.8)	(12.1)	—	—
Amortization:
Prior service cost	0.2	0.2	—	—
Actuarial net loss (gain)	4.2	3.5	(0.3)	(0.2)
Net periodic benefit cost	$2.2	$1.0	$(0.3)	$(0.2)

Service cost is recorded in cost of products sold and selling, general, and administrative expenses in the income statement. All other components are recorded within other non-operating income.

Costs for defined contribution pension plans were $7.1 million and $7.9 million for the three months ended March 31, 2018 and 2017, respectively.

Note 11 — Income Taxes

The lower effective income tax rate for the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to the corporate tax rate reduction in the U.S. from enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The difference between the Company's overall tax rate and the U.S. statutory rate of 21 percent principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which the Company operates. In addition, the Company's first quarter results include a discrete income tax expense of approximately $0.4 million and an income tax benefit of approximately $0.9 million, in 2018 and 2017, respectively, related to employee share-based payment accounting.

The TCJA was enacted in December 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. The TCJA makes broad and complex changes to the U.S. tax code including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be paid over eight years, (3) accelerating expensing of certain capital expenditures, (4) eliminating or limiting certain deductions (interest, domestic production activities, and executive compensation), and (5) establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments.

Due to the timing of the new tax law and the substantial changes it brings, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for the TCJA. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The Company has not changed these estimates during the three months ended March 31, 2018. The ultimate impact of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be completed within the one year measurement period allowed under SAB 118.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (loss) are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2016	$(330.7)	$(117.1)	$(447.8)
Other comprehensive income (loss) before reclassifications	29.9	—	29.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.1	2.1
Net current period other comprehensive income (loss)	29.9	2.1	32.0
March 31, 2017	$(300.8)	$(115.0)	$(415.8)

December 31, 2017	$(291.1)	$(103.4)	$(394.5)
Other comprehensive income (loss) before reclassifications	15.6	—	15.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.0	3.0
Net current period other comprehensive income (loss)	15.6	3.0	18.6
March 31, 2018	$(275.5)	$(100.4)	$(375.9)

The following table summarizes amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(in millions)	2018	2017
Pension and postretirement costs (See Note 10)	$4.1	$3.5
Tax benefit	(1.1)	(1.4)
Pension and postretirement costs, net of tax	$3.0	$2.1

Accumulated other comprehensive income (loss) associated with pension and other postretirement liability adjustments are net of tax effects of $60.6 million and $61.6 million as of March 31, 2018 and December 31, 2017, respectively.

Note 13 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017
Numerator
Net income	$47.6	$51.1

Denominator
Weighted average common shares outstanding — basic	91.0	92.4
Dilutive shares	0.2	0.4
Weighted average common and common equivalent shares outstanding — diluted	91.2	92.8

Per common share income
Basic	$0.52	$0.55
Diluted	$0.52	$0.55

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 0.8 million and 0.5 million shares for the three months ended March 31, 2018 and 2017, respectively.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at March 31, 2018 and December 31, 2017 was $0.9 million, and is included in other liabilities and deferred credits on the accompanying consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $11.5 million, translated to U.S. dollars at the March 31, 2018 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Note 15 — Segments of Business

The Company's business activities are organized around and aggregated into its three principal business segments, U.S. Packaging, Latin America Packaging, and Rest of World Packaging, based on their similar economic characteristics, products, production process, types of customers, and distribution methods. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. Intersegment sales (which are not significant) are generally priced to reflect nominal markups.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before restructuring and other costs, general corporate expense, interest expense, other non-operating income, and income taxes.

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately 11 and 10 percent of the Company's sales for the three months ended March 31, 2018 and 2017, respectively. The Company sells to Kraft Heinz primarily through its U.S. Packaging segment.

A summary of the Company’s business activities reported by its three business segments follows:

	Three Months Ended March 31,
Business Segments (in millions)	2018	2017
Sales including intersegment sales:
U.S. Packaging	$676.1	$654.9
Latin America Packaging	170.5	178.8
Rest of World Packaging	196.1	171.6

Intersegment sales:
U.S. Packaging	(10.1)	(6.0)
Latin America Packaging	(1.1)	(0.8)
Rest of World Packaging	(4.1)	(3.1)
Total net sales	$1,027.4	$995.4

Segment operating profit
U.S. Packaging	$87.2	$83.5
Latin America Packaging	8.0	13.6
Rest of World Packaging	16.5	13.6

Restructuring and other costs	13.4	4.4
General corporate expenses	17.8	17.9

Operating income	80.5	88.4

Interest expense	18.9	16.0
Other non-operating income	(0.9)	(1.9)

Income before income taxes	$62.5	$74.3

A summary of the Company’s net sales by geographic area reported by its three business segments follows:

	Three Months Ended March 31, 2018
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$666.0	$—	$59.3	$725.3
Brazil	—	112.1	—	112.1
Other Americas	—	57.3	—	57.3
Europe	—	—	85.4	85.4
Asia-Pacific	—	—	47.3	47.3
Total	$666.0	$169.4	$192.0	$1,027.4

	Three Months Ended March 31, 2017
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$648.9	$—	$54.6	$703.5
Brazil	—	123.2	—	123.2
Other Americas	—	54.8	—	54.8
Europe	—	—	69.2	69.2
Asia-Pacific	—	—	44.7	44.7
Total	$648.9	$178.0	$168.5	$995.4

(1)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2018

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2018		2017
Net sales	$1,027.4	100.0%	$995.4	100.0%
Cost of products sold (1)	829.4	80.7	797.1	80.1
Gross profit	198.0	19.3	198.3	19.9

Operating expenses
Selling, general, and administrative expenses (1)	96.9	9.4	96.0	9.6
Research and development costs	10.0	1.0	12.5	1.3
Restructuring and other costs	13.4	1.3	4.4	0.4
Other operating income	(2.8)	(0.3)	(3.0)	(0.3)
Operating income	80.5	7.8	88.4	8.9

Interest expense	18.9	1.8	16.0	1.6
Other non-operating income (1)	(0.9)	(0.1)	(1.9)	(0.2)
Income before income taxes	62.5	6.1	74.3	7.5

Income tax provision	14.9	1.5	23.2	2.3

Net income	$47.6	4.6%	$51.1	5.1%

Effective income tax rate		23.8%		31.2%

Diluted earnings per share	$0.52		$0.55

Adjusted diluted earnings per share (2)	$0.63		$0.58

(1) Prior year information has been recast to reflect the adoption of pension accounting changes and to conform to our current year presentation. Refer to Note 3 - New Accounting Guidance for further details.

(2) Refer to "Presentation of Non-GAAP Financial Information"

Overview

Bemis Company, Inc. is a major supplier of flexible and rigid plastic packaging used by leading and emerging food, consumer products, healthcare, and other companies worldwide.  Historically, approximately 80 percent of our total net sales are to customers in the food industry.  Sales of our packaging products are widely diversified among food and non-food categories and can be found in nearly every grocery aisle of retail stores.

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

In the U.S., many of our consumer packaged goods customers have seen pressure on their sales volumes during recent years for a variety of reasons, including shifting consumer preferences.  During recent years, we have invested in equipment that is well-suited to on-trend opportunities in this region, and we have developed a more deliberate action plan to align our resources to pursue these pockets of  growth.

Additionally, the political instability and incrementally challenging economic environment in Brazil are impacting our business. As consumers, retailers, and our customers react to the situation in the region, our unit volumes and mix of products sold are adversely impacted. The challenges associated with the economic environment in Brazil have and will continue to put pressure on our sales and earnings. We are executing our cost reduction plan in Latin America to help offset these impacts.

Restructuring

Refer to Note 4 — Restructuring for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

During the second quarter of 2017, we initiated restructuring activities to improve efficiency and profitability that further position us for long-term success.  We announced the remaining details of the 2017 Plan during the third quarter.  The 2017 Plan includes the following actions: the closure of four manufacturing facilities for which business will be relocated to existing facilities, the closure of an additional manufacturing facility for which business will not be relocated, the consolidation of office space, and the reduction of our administrative support cost structure, which includes the elimination of 500 positions. As of March 31, 2018, operations ceased at two of the manufacturing facilities and business has been relocated to existing facilities.  The total program cost is estimated at $110 to $125 million, including $65 to $70 million in total pre-tax restructuring charges, $35 to $45 million in pre-tax other plan-related costs and approximately $10 million in capital investment related to executing the 2017 Plan.  We expect an annual pre-tax savings run rate of $65 million by 2019 from the 2017 Plan.

During the three months ended March 31, 2018, we recorded restructuring charges totaling $5.3 million, which consisted primarily of employee termination and fixed asset related costs. In addition, we recorded $8.1 million in other plan-related costs related to the 2017 Plan which consisted of consulting fees and loss on assets sold.  During 2017, we recorded restructuring charges totaling $47.4 million, of which $8.2 million related to the 2016 Plan. Restructuring charges consisted primarily of employee termination costs and fixed asset write-downs of equipment.  In addition, we recorded $10.3 million in other plan-related costs related to the 2017 Plan which consisted of consulting fees and impairment on assets sold.

The 2017 Plan is expected to be completed by the end of 2019.  Total restructuring and other plan-related cash payments for the 2017 Plan are estimated to be approximately $75 to $85 million.  Cash payments in the three months ended March 31, 2018 were $3.7 million. Cash payments in the twelve months ended December 31, 2017 were $6.8 million. We expect restructuring and other plan-related payments of approximately $50 million in 2018 and the balance in 2019.

Results of Operations — First Quarter 2018

Consolidated Overview

(in millions, except per share amounts)	2018	2017
Net sales	$1,027.4	$995.4
Net income	47.6	51.1
Diluted earnings per share	0.52	0.55
Adjusted diluted earnings per share (1)	0.63	0.58

(1) Refer to "Presentation of Non-GAAP Financial Information"

Net sales for the first quarter of 2018 increased 3.2 percent compared to the same period of 2017. The impact of currency translation increased net sales by 0.7 percent. Organic sales growth of 2.3 percent reflects favorable selling prices and flat unit volumes.

Diluted earnings per share for the first quarter of 2018 were $0.52 compared to $0.55 reported in the same quarter of 2017. Adjusted diluted earnings per share for the first quarter of 2018 were $0.63 compared to $0.58 reported in the same quarter of 2017. Results for 2018 included an $0.11 per share charge for restructuring costs related primarily to planned plant closures in the Latin America and U.S. Packaging segments and reductions in our administrative support cost structure. Results for 2017 included a $0.03 per share charge for restructuring costs related primarily to planned plant closures in Latin America.

U.S. Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$666.0	$648.9
Operating profit	87.2	83.5
Operating profit as a percentage of net sales	13.1%	12.9%

U.S. Packaging net sales of $666.0 million for the first quarter of 2018 represented an increase of 2.6 percent compared to the same period of 2017. The increase in net sales was driven primarily by sales price and mix partially offset by lower unit volumes of approximately 1 percent. Lower unit volumes were driven by our planned shutdown of our Shelbyville, Tennessee facility.

U.S. Packaging operating profit increased to $87.2 million in the first quarter of 2018, or 13.1 percent of net sales, compared to $83.5 million, or 12.9 percent of net sales, in 2017. The increase in U.S. Packaging operating profit was driven by improved operations and cost savings from our Agility plan.

Latin America Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$169.4	$178.0
Operating profit	8.0	13.6
Operating profit as a percentage of net sales	4.7%	7.6%

Latin America Packaging net sales of $169.4 million for the first quarter of 2018 represented a decrease of 4.8 percent compared to the same period of 2017. Currency translation decreased net sales by 4.6 percent. Organic sales were approximately flat reflecting increased selling prices offset by decreased unit volumes of approximately 8 percent. As anticipated, lower unit volumes for the first quarter were driven by the economic environment in Brazil that incrementally degraded starting in the second quarter of the prior year.

Latin America Packaging operating profit for the first quarter was $8.0 million compared to $13.6 million for the same period in 2017. Compared to the prior year, lower profits in Latin America Packaging were driven by the impacts of the challenging economic environment in Brazil, including lower unit volumes.

Rest of World Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$192.0	$168.5
Operating profit	16.5	13.6
Operating profit as a percentage of net sales	8.6%	8.1%

Rest of World Packaging net sales of $192.0 million for the first quarter of 2018 represented an increase of 13.9 percent compared to the same period of 2017. Currency translation increased net sales by 8.8 percent. The acquisition of Evadix increased net sales by 1.1 percent. Organic sales growth of 4.0 percent reflects increased unit volumes across the segment averaging approximately 12 percent partially offset by sales price and mix of products sold. Higher sales in our Asia-Pacific business were the primary driver of unfavorable sales price and mix in the Rest of World segment for the quarter.

Rest of World Packaging operating profit increased to $16.5 million in the first quarter of 2018, or 8.6 percent of net sales, compared to $13.6 million, or 8.1 percent of net sales, in 2017. Improvement in Rest of World Packaging operating profit was driven primarily by increased sales volume in our healthcare packaging business.

Research and Development (R&D) Costs

(dollars in millions)	2018	2017
Research and development (R&D) costs	$10.0	$12.5
R&D as a percentage of net sales	1.0%	1.3%

Reduction in R&D expenses is attributed to certain administrative position reductions and rebalancing of R&D resources to assist with operations implementation of productivity and cost out projects.

Restructuring and Other Costs

(dollars in millions)	2018	2017
Restructuring and other costs	$13.4	$4.4
Restructuring and other costs as a percentage of net sales	1.3%	0.4%

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

Other Operating Income

(dollars in millions)	2018	2017
Other operating income	$(2.8)	$(3.0)

The largest component of other operating income is fiscal incentives, which are associated with our Brazilian operations and are included in the results of our Latin American Packaging segment.  Fiscal incentives totaled $2.3 million in 2018 and $2.8 million in 2017.

Interest Expense

(dollars in millions)	2018	2017
Interest expense	$18.9	$16.0
Effective interest rate	4.8%	4.1%

Interest expense in 2018 increased primarily due to higher interest rates on commercial paper and other variable-rate debt.

Other Non-operating Income

(in millions)	2018	2017
Other non-operating income	$(0.9)	$(1.9)

Other non-operating income in 2018 includes interest income of $0.9 million. Other non-operating income in 2017 includes interest income of $0.9 million and income related to pension benefits of $1.0 million. Refer to Note 3 - New Accounting Guidance for further details on the pension benefit costs.

Consolidated Income Taxes

(dollars in millions)	2018	2017
Income taxes	$14.9	$23.2
Effective tax rate	23.8%	31.2%

The primary difference in the effective income tax rate between the first quarter of 2018 and 2017 is the reduction of the U.S. corporate statutory tax rate as the result of the Tax Cut and Jobs Act (“TCJA”) of 2017 signed on December 22, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for the TCJA. The Company recognized the provisional tax impacts resulting from the TCJA related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be completed within the one year measurement period allowed under SAB 118.

The difference between our overall tax rate and the U.S. statutory rate of 21 percent principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which we operate. In addition, our first quarter results included a discrete income tax expense of approximately $0.4 million, and an income tax benefit of approximately $0.9 million, in 2018 and 2017, respectively, related to employee share-based payment accounting. We expect similar discrete income tax impacts in future years that will vary dependent upon the value of share based payouts in those years.

We expect the effective income tax rate for the full year of 2018 to be approximately 24%.

Presentation of Non-GAAP Information

This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted diluted earnings per share, organic sales growth (decline), and net debt.  These non-GAAP financial measures adjust for factors that are unusual or unpredictable.  These measures exclude the impact of significant tax reform, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation and the write-down of equipment.  These measures also exclude gains or losses on sales of significant property and divestitures, certain litigation matters, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory and order backlog and changes in the fair value of deferred acquisition payments.  This adjusted information should not be construed as an alternative to results determined in accordance with accounting principles generally accepted in the United States of America (GAAP).  Management of the Company uses the non-GAAP measures to evaluate operating performance and believes that these non-GAAP measures are useful to enable investors to perform comparisons of current and historical performance of the Company.

A reconciliation of reported diluted earnings per share to adjusted diluted earnings per share for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31,
	2018	2017
Diluted earnings per share, as reported	$0.52	$0.55

Non-GAAP adjustments per share, net of taxes:
Restructuring and related costs (1)	0.11	0.03

Diluted earnings per share, as adjusted	$0.63	$0.58

(1)
Restructuring and related costs include the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to the business environment in which it operates. Restructuring related costs primarily include professional fees for consultants.

A reconciliation of total debt to net debt at March 31, 2018 and December 31, 2017 follows:
(in millions)	March 31, 2018	December 31, 2017
Current portion of long-term debt	$5.0	$5.0
Short-term borrowings	20.7	16.0
Long-term debt, less current portion	1,544.2	1,542.4
Total debt	1,569.9	1,563.4
Less cash and cash equivalents	(59.7)	(71.1)
Net debt	$1,510.2	$1,492.3

The components of changes in net sales for the three months ended March 31, 2018 follow:

Three Months Ended March 31, 2018
Percent Change YoY
U.S. Packaging:
Organic sales growth (decline)	2.6%
U.S. Packaging	2.6%

Latin America Packaging:
Currency effect	(4.6)%
Organic sales growth (decline)	(0.2)%
Latin America Packaging	(4.8)%

Rest of World Packaging:
Currency effect	8.8%
Acquisition effect	1.1%
Organic sales growth (decline)	4.0%
Rest of World Packaging	13.9%

Total Company:
Currency effect	0.7%
Acquisition effect	0.2%
Organic sales growth (decline)	2.3%
Total change in net sales	3.2%

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

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 54.9 percent and 55.4 percent at March 31, 2018 and December 31, 2017, respectively.  Total debt as of March 31, 2018 and December 31, 2017 was $1.6 billion.

Cash Flow

Net cash provided by operating activities was $54.3 million for the first three months of 2018, compared to $94.5 million for the first three months of 2017. First quarter 2018 results were in line with our expectations and normal seasonality of cash flows. As compared to the prior year, cash flow was lower primarily due to the prior year including the initial benefit of certain extended payment terms that we negotiated with suppliers and have maintained on an on-going basis.

Net cash used in investing activities was $46.1 million for the first three months of 2018 compared to $41.6 million for the same period of 2017. Capital expenditures were $46.2 million for the first three months of 2018 compared to $41.7 million for the first three months of 2017, reflecting planned investment to support productivity improvements in the U.S. Packaging segment and growth initiatives in the Latin America Packaging and Rest of World Packaging segments.

Net cash used in financing activities was $22.5 million for the three months ended March 31, 2018, compared to $79.3 million for the same period of 2017, which included share repurchases of $48.9 million in 2017. Net change in total debt was due to borrowings of $12.3 million and $7.2 million for the three months ended March 31, 2018 and 2017, respectively.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of March 31, 2018, our commercial paper debt outstanding was $247.5 million.

On July 22, 2016, we amended our $1.1 billion revolving credit facility, extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include a minimum net worth calculation and a maximum ratio of debt to total capitalization as defined in our credit agreement.  As of March 31, 2018, there was $247.5 million of debt outstanding supported by this credit facility, leaving $852.5 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Any borrowings under the credit agreement are subject to a variable interest rate. We are in compliance with all debt covenants.

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

New Accounting Pronouncements

Refer to Note 3 — New Accounting Guidance in the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2018.  For additional information, refer to Note 6 and Note 7 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 1A.  RISK FACTORS

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We believe that at March 31, 2018, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our equity securities in the three months ended March 31, 2018. As of March 31, 2018, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 18,187,211 shares of our common stock.

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
Incorporated by Reference
10.1	Agreement by and between Bemis and Starboard, dated March 16, 2018. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 16, 2018 (File No. 1-5277)).	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101	Interactive data files.	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	April 27, 2018	/s/ Michael B. Clauer
Michael B. Clauer, Senior Vice President and Chief Financial Officer