Form 10-Q
period 2018-06-30
BEMIS CO INC
filed 2018-07-27
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 25, 2018, the registrant had 91,015,307 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to:

•	The ability of our foreign operations to maintain working efficiencies, as well as properly adjust to continuing changes in global politics, legislation, and economic conditions;

•	A failure to realize the full potential of our restructuring activities;

•	Changes in the competitive conditions within our markets, as well as changes in the demand for our goods;

•	Changes in the value of our goodwill and other intangible assets;

•	Our ability to retain and build upon the relationships and sales of our key customers;

•	The potential loss of business or increased costs due to customer or vendor consolidation;

•	The costs, availability, and terms of acquiring our raw materials (particularly for polymer resins and adhesives), as well as our ability to pass any price changes on to our customers;

•	Changes in import and export regulation that could subject us to liability or impair our ability to compete in international markets;

•	Variances in key exchange rates that could affect the translation of the financial statements of our foreign entities;

•	Our ability to effectively implement and update our global enterprise resource planning ("ERP") systems;

•	Our ability to realize the benefits of our acquisitions and divestitures, and whether we are able to properly integrate those businesses we have acquired;

•	Fluctuations in interest rates and our borrowing costs, along with other key financial variables;

•	A potential failure in our information technology infrastructure or applications and their ability to protect our key functions from cyber-crime and other malicious content;

•	Changes in our credit rating;

•	Unexpected outcomes in our current and future administrative and litigation proceedings;

•	Changes in governmental regulations, particularly in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment;

•	Our ability to effectively introduce new products into the market and to protect or retain our intellectual property rights;

•	Changes in our ability to attract and retain high performance employees; and

•	Our ability to manage all costs and the funded status associated with our pension plans.

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

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$1,033.3	$1,012.1	$2,060.7	$2,007.5
Cost of products sold (1)	831.6	826.0	1,661.0	1,623.1
Gross profit	201.7	186.1	399.7	384.4

Operating expenses:
Selling, general, and administrative expenses (1)	96.8	98.6	193.7	194.6
Research and development costs	9.4	11.1	19.4	23.6
Restructuring and other costs	21.0	23.8	34.4	28.2
Other operating income	(4.2)	(3.1)	(7.0)	(6.1)

Operating income	78.7	55.7	159.2	144.1

Interest expense	18.7	16.0	37.6	32.0
Other non-operating income (1)	(0.7)	(1.4)	(1.6)	(3.3)

Income before income taxes	60.7	41.1	123.2	115.4

Income tax provision	14.0	13.1	28.9	36.3

Net income	$46.7	$28.0	$94.3	$79.1

Basic earnings per share	$0.51	$0.31	$1.03	$0.86

Diluted earnings per share	$0.51	$0.30	$1.03	$0.85

Cash dividends paid per share	$0.31	$0.30	$0.62	$0.60

(1) Prior year information has been recast to reflect the adoption of pension accounting changes during the first quarter of 2018 and conform to current year presentation. Refer to Note 3 - New Accounting Guidance for further details.

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$46.7	$28.0	$94.3	$79.1
Other comprehensive income (loss):
Translation adjustments	(95.8)	(4.0)	(80.2)	25.9
Pension and other postretirement liability adjustments, net of tax (a)	3.1	2.3	6.1	4.4
Other comprehensive income (loss)	(92.7)	(1.7)	(74.1)	30.3
Total comprehensive income (loss)	$(46.0)	$26.3	$20.2	$109.4

(a) Tax benefit related to pension and other postretirement liability adjustments	$0.9	$1.3	$2.0	$2.7

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2018	December 31, 2017
ASSETS

Cash and cash equivalents	$51.0	$71.1
Trade receivables	480.8	448.7
Inventories	615.8	620.2
Prepaid expenses and other current assets	94.2	97.1
Total current assets	1,241.8	1,237.1

Property and equipment, net	1,272.6	1,318.1

Goodwill	848.7	852.7
Other intangible assets, net	130.6	142.3
Deferred charges and other assets	130.7	149.7
Total other long-term assets	1,110.0	1,144.7

TOTAL ASSETS	$3,624.4	$3,699.9

LIABILITIES

Current portion of long-term debt	$1.8	$5.0
Short-term borrowings	15.4	16.0
Accounts payable	484.3	477.2
Employee-related liabilities	78.9	73.1
Accrued income and other taxes	26.5	30.5
Other current liabilities	61.8	64.3
Total current liabilities	668.7	666.1

Long-term debt, less current portion	1,501.7	1,542.4
Deferred taxes	157.1	153.5
Other liabilities and deferred credits	128.3	136.7
Total liabilities	2,455.8	2,498.7

Commitments and contingencies (See Note 14)

EQUITY

Common stock issued (129.3 and 129.1 shares, respectively)	12.9	12.9
Capital in excess of par value	594.5	590.4
Retained earnings	2,362.2	2,324.8
Accumulated other comprehensive loss	(468.6)	(394.5)
Common stock held in treasury (38.3 shares at cost)	(1,332.4)	(1,332.4)
Total equity	1,168.6	1,201.2

TOTAL LIABILITIES AND EQUITY	$3,624.4	$3,699.9

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$94.3	$79.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.7	85.0
Share-based compensation	9.7	8.8
Deferred income taxes	0.2	2.3
Income of unconsolidated affiliated company	(1.3)	(1.4)
Cash dividends received from unconsolidated affiliated company	2.3	—
Net loss on disposal of property and equipment	2.6	4.7
Changes in working capital, excluding effect of currency	(40.9)	25.2
Changes in other assets and liabilities	8.2	(3.2)

Net cash provided by operating activities	160.8	200.5

Cash flows from investing activities
Additions to property and equipment	(82.9)	(97.2)
Proceeds from sale of property and equipment	1.7	0.5

Net cash used in investing activities	(81.2)	(96.7)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2.2
Repayment of long-term debt	(3.3)	—
Net repayment of commercial paper	(30.6)	(13.3)
Net repayment of short-term debt	(0.2)	(1.6)
Cash dividends paid to shareholders	(57.4)	(56.7)
Common stock purchased for the treasury	—	(48.9)
Stock incentive programs and related tax withholdings	(5.6)	(8.5)

Net cash used in financing activities	(97.1)	(126.8)

Effect of exchange rates on cash and cash equivalents	(2.6)	3.8

Net decrease in cash and cash equivalents	(20.1)	(19.2)

Cash and cash equivalents balance at beginning of year	71.1	74.2

Cash and cash equivalents balance at end of period	$51.0	$55.0

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2016	$12.9	$581.5	$2,341.7	$(447.8)	$(1,228.6)	$1,259.7

Net income			79.1			79.1
Other comprehensive income				30.3		30.3
Cash dividends declared on common stock			(55.8)			(55.8)
Stock incentive programs and related tax withholdings (0.3 shares)		(8.5)				(8.5)
Share-based compensation		8.8				8.8
Purchase of 1.0 shares of common stock for the treasury					(48.9)	(48.9)

Balance at June 30, 2017	$12.9	$581.8	$2,365.0	$(417.5)	$(1,277.5)	$1,264.7

Balance at December 31, 2017	$12.9	$590.4	$2,324.8	$(394.5)	$(1,332.4)	$1,201.2

Net income			94.3			94.3
Other comprehensive income				(74.1)		(74.1)
Cash dividends declared on common stock			(56.9)			(56.9)
Stock incentive programs and related tax withholdings (0.2 shares)		(5.6)				(5.6)
Share-based compensation		9.7				9.7

Balance at June 30, 2018	$12.9	$594.5	$2,362.2	$(468.6)	$(1,332.4)	$1,168.6

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
The Company typically satisfies the obligation to provide packaging to customers at a point in time upon shipment when control is transferred to customers. Revenue is recognized net of allowances for returns and customer claims and any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company does not have contract assets or contract liabilities. The Company disaggregates revenue based on geography. Disaggregation of revenue is presented in Note 15 - Segments of Business.
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

Note 3 — New Accounting Guidance

Recently Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board ("FASB") issued guidance that will change how employers that sponsor defined benefit pension and other postretirement benefit plans present the cost of the benefits in the income statement. Under the new guidance, employers will present only the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost and outside of any subtotal of operating income. Other components of net periodic benefit cost are presented in other non-operating income on the condensed consolidated statement of income. The guidance was adopted by the Company in the first quarter of 2018, using the practical expedient permitting the use of the amounts disclosed in pension and other postretirement benefit plan notes as the estimation basis for the presentation of the prior comparative periods.

The income statement reclassifications are summarized as follows:

	Three Months Ended June 30, 2017
(in millions)	As reported	Reclassification	As reclassified
Income statement:
Cost of products sold	826.2	(0.2)	826.0
Selling, general, and administrative expenses	97.6	1.0	98.6
Other non-operating income	(0.6)	(0.8)	(1.4)

	Six Months Ended June 30, 2017
(in millions)	As reported	Reclassification	As reclassified
Income statement:
Cost of products sold	1,623.7	(0.6)	1,623.1
Selling, general, and administrative expenses	192.2	2.4	194.6
Other non-operating income	(1.5)	(1.8)	(3.3)

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

Note 4 - Restructuring and Other Costs

Restructuring and other costs as reported on the condensed consolidated statement of income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Restructuring costs	$9.5	$23.8	$14.8	$28.2
Restructuring related costs	11.5	—	19.6	—
Total restructuring and other costs	$21.0	$23.8	$34.4	$28.2

Restructuring costs include the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to its environment. Refer to Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Restructuring related costs primarily include professional fees for consultants related to the Company's Agility plan.

Note 5 — Restructuring Plans

2016 Restructuring and Cost Savings Plan ("2016 Plan")

During the second quarter of 2016, the Company initiated a restructuring and cost savings plan to improve efficiencies and reduce fixed costs. As a part of this plan, four Latin American facilities were closed. Most of the production from these facilities was transferred to other facilities. As of June 30, 2018, manufacturing operations had ceased at all four of these manufacturing facilities. Based on current estimates and actual charges to date, the Company expects total pre-tax restructuring costs of approximately $31 million, with approximately $13 million in employee termination costs, approximately $1 million in fixed asset related costs, and $17 million in other costs, which primarily represent the cost to move and re-install equipment.

The estimated 2016 Plan costs are as follows:

(in millions)	Latin America Packaging	Rest of World Packaging	Total
2016 net expense accrued	$20.5	$1.1	$21.6
2017 net expense accrued	8.0	0.2	8.2
2018 first quarter net expense accrued	0.9	(0.1)	0.8
2018 second quarter net expense accrued	0.5	(0.1)	0.4
Expense incurred to date	29.9	1.1	31.0
Estimated future expense	0.4	—	0.4
Estimated costs of program	$30.3	$1.1	$31.4

An analysis of the 2016 Plan accruals follows:

(in millions)	Employee Costs	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2017	$1.1	$4.4	$5.5
Net expense accrued	(0.3)	1.5	1.2
Utilization (cash payments or otherwise settled)	(0.6)	(1.3)	(1.9)
Translation adjustments and other	—	(0.7)	(0.7)
Reserve balance at June 30, 2018	$0.2	$3.9	$4.1

Plant closings associated with the 2016 Plan are complete. Cash payments in 2017 and 2016 totaled $15.4 million and $8.3 million, respectively. Cash payments in the three and six months ended June 30, 2018 totaled $0.9 million and $2.0 million, respectively. Cash payments for the balance of 2018 are expected to be approximately $0.6 million. The costs related to restructuring activities have been recorded on the condensed consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have been recorded on the condensed consolidated balance sheet primarily as other current liabilities.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

On June 30, 2017, the Company announced restructuring activities targeted to improve efficiency and profitability that further positions the Company for long-term success. As a part of this plan, the Company announced the intention to close four production facilities for which business will be relocated to existing facilities and the closure of an additional manufacturing facility for which business will not be relocated. As of June 30, 2018, operations ceased at two of the manufacturing facilities and business has been relocated to existing facilities. In addition, the Company announced it will reduce administrative positions by approximately 500 over three years and consolidate certain administrative offices and take other actions to improve the cost efficiency of a variety of administrative and operational processes.

The Company expects total 2017 Plan pre-tax restructuring costs of approximately $65 to $70 million, which includes $29 to $31 million in employee termination costs, $19 to $20 million in fixed asset related expenses, and $17 to $19 million in other restructuring project costs, including the movement and re-installation of equipment. Expenses in the three and six months ended June 30, 2018 were $9.1 million and $13.5 million, respectively, which consisted primarily of employee termination costs and fixed asset write-downs of equipment.

The estimated 2017 Plan costs are as follows:

(in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Corporate	Total
2017 net expense accrued	$13.4	$20.7	$1.5	$3.5	$39.1
2018 first quarter net expense accrued	2.0	1.2	1.1	0.1	4.4
2018 second quarter net expense accrued	4.0	4.5	0.5	0.1	9.1
Expense incurred to date	19.4	26.4	3.1	3.7	52.6
Estimated future expense	12.9	5.6	0.1	0.3	18.9
Estimated costs of program	$32.3	$32.0	$3.2	$4.0	$71.5

An analysis of the 2017 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2017	$19.2	$—	$2.5	$21.7
Net expense accrued	3.6	7.6	2.3	13.5
Utilization (cash payments or otherwise settled)	(7.8)	(7.7)	(0.8)	(16.3)
Translation adjustments and other	(1.8)	—	(0.6)	(2.4)
Reserve balance at June 30, 2018	$13.2	$(0.1)	$3.4	$16.5

The 2017 Plan is expected to be completed by the end of 2019. Cash payments in the twelve months ended December 31, 2017 were $6.8 million. Cash payments in the three and six months ended June 30, 2018 were $5.8 million and $9.4 million, respectively. The costs related to restructuring activities have been recorded on the condensed consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have primarily been recorded on the condensed consolidated balance sheet as other current liabilities.

Note 6 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At June 30, 2018 and December 31, 2017, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at June 30, 2018 and December 31, 2017 follow:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, less current portion	$1,501.7	$1,508.7	$1,542.4	$1,591.0

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

	Fair Value As of	Fair Value As of
	June 30, 2018	December 31, 2017
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset (liability) position	$(8.4)	$(0.6)

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At June 30, 2018 and December 31, 2017, the Company had outstanding forward exchange contracts with notional amounts of $3.6 million and $2.7 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at June 30, 2018 and December 31, 2017 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	June 30, 2018	December 31, 2017
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	$8.4	$0.6

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2018	2017	2018	2017
Designated as hedges
Interest rate swaps	Interest expense	$(0.1)	$1.0	$(0.7)	$1.9
Not designated as hedges
Forward exchange contracts	Other operating income	0.5	—	0.2	(0.3)
Total		$0.4	$1.0	$(0.5)	$1.6

Note 8 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	June 30, 2018	December 31, 2017
Raw materials and supplies	$187.5	$198.3
Work in process and finished goods	428.3	421.9
Total inventories	$615.8	$620.2

Note 9 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Rest of World Packaging	Total
Reported balance at December 31, 2017	$633.1	$219.6	$852.7
Currency translation	(0.5)	(3.5)	(4.0)
Reported balance at June 30, 2018	$632.6	$216.1	$848.7

Accumulated goodwill impairment losses were $196.6 million as of June 30, 2018 and December 31, 2017 related to the Latin America Packaging segment.

The components of other intangible assets follow:

	June 30, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.6	$(1.6)	$9.9	$(1.6)
Technology based	79.4	(58.7)	79.7	(56.6)
Marketing related	12.9	(8.9)	14.1	(9.3)
Customer based	206.4	(108.5)	210.1	(104.0)
Reported balance	$308.3	$(177.7)	$313.8	$(171.5)

Amortization expense for intangible assets was $8.6 million and $8.4 million during the first six months of 2018 and 2017, respectively. Estimated future amortization expense for intangible assets follows:

(in millions)	Amortization
Remainder of 2018	$8.6
2019	17.0
2020	16.1
2021	13.8
2022	12.4
2023	12.0

Note 10 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension and other postretirement plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2017 Annual Report on Form 10-K are expected to continue unchanged throughout 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost - benefits earned during the period	$1.9	$1.9	$—	$—	$3.8	$3.7	$—	$—
Interest cost on projected benefit obligation	6.7	7.6	—	0.1	13.4	15.2	—	0.1
Expected return on plan assets	(10.8)	(12.1)	—	—	(21.6)	(24.2)	—	—
Settlement loss	—	0.3	—	—	—	0.3	—	—
Amortization:
Prior service cost	0.3	0.2	(0.1)	(0.2)	0.5	0.4	(0.1)	(0.2)
Actuarial net loss (gain)	4.1	3.5	(0.3)	(0.2)	8.3	7.0	(0.6)	(0.4)
Net periodic benefit cost	$2.2	$1.4	$(0.4)	$(0.3)	$4.4	$2.4	$(0.7)	$(0.5)

Service cost is recorded in cost of products sold and selling, general, and administrative expenses in the income statement. All other components are recorded within other non-operating income.

Costs for defined contribution pension plans were $8.0 million and $15.1 million for the three and six months ended June 30, 2018, respectively. Costs for defined contribution pension plans were $7.6 million and $15.5 million for the three and six months ended June 30, 2017, respectively.

Note 11 — Income Taxes

The lower effective income tax rate for the six months ended June 30, 2018 compared to the same period in 2017 is primarily due to the corporate tax rate reduction in the U.S. from enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The difference between the Company's overall tax rate and the U.S. statutory rate of 21 percent principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which the Company operates. In addition, the Company's first quarter results include a discrete income tax expense of approximately $0.4 million and an income tax benefit of approximately $0.9 million, in 2018 and 2017, respectively, related to employee share-based payment accounting.

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

Due to the timing of the new tax law and the substantial changes it brings, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for the TCJA. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The Company has not changed these estimates during the six months ended June 30, 2018. The ultimate impact of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be completed within the one year measurement period allowed under SAB 118.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (loss) are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2016	$(330.7)	$(117.1)	$(447.8)
Other comprehensive income (loss) before reclassifications	25.9	—	25.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.4	4.4
Net current period other comprehensive income (loss)	25.9	4.4	30.3
June 30, 2017	$(304.8)	$(112.7)	$(417.5)

December 31, 2017	$(291.1)	$(103.4)	$(394.5)
Other comprehensive income (loss) before reclassifications	(80.2)	—	(80.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.1	6.1
Net current period other comprehensive income (loss)	(80.2)	6.1	(74.1)
June 30, 2018	$(371.3)	$(97.3)	$(468.6)

The following table summarizes amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Pension and postretirement costs (See Note 10)	$4.0	$3.6	$8.1	$7.1
Tax benefit	(0.9)	(1.3)	(2.0)	(2.7)
Pension and postretirement costs, net of tax	$3.1	$2.3	$6.1	$4.4

Accumulated other comprehensive income (loss) associated with pension and other postretirement liability adjustments are net of tax effects of $59.6 million and $61.6 million as of June 30, 2018 and December 31, 2017, respectively.

Note 13 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Numerator
Net income	$46.7	$28.0	$94.3	$79.1

Denominator
Weighted average common shares outstanding — basic	91.0	92.0	91.0	92.2
Dilutive shares	0.2	0.3	0.2	0.3
Weighted average common and common equivalent shares outstanding — diluted	91.2	92.3	91.2	92.5

Per common share income
Basic	$0.51	$0.31	$1.03	$0.86
Diluted	$0.51	$0.30	$1.03	$0.85

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 0.7 million shares for the three and six months ended June 30, 2018. The excluded stock awards represented an aggregate of 0.6 million shares for the three and six months ended June 30, 2017.

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

Environmental Matters

The Company, or one or more of its affiliates, has been identified as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund") and similar state and foreign laws at 12 sites in the United States and one in Brazil, with respect to which the Company's liability has not yet been finalized pursuant to a settlement agreement.  In addition, the Company or one or more of its affiliates has been identified as a PRP in several other Superfund sites at which the cleanup of the site has been completed or the Company's liability with respect to the site has been resolved pursuant to a settlement (or both). These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at June 30, 2018 and December 31, 2017 was $0.9 million, and is included in other liabilities and deferred credits on the accompanying condensed consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization

                During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $9.9 million, translated to U.S. dollars at the June 30, 2018 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Brazil Investigation

     On September 18, 2007, the Secretariat of Economic Law, a governmental agency in Brazil, which has now been replaced by the General Superintendence of the Administrative Council for Economic Defense ("CADE"), initiated an investigation into possible anti-competitive practices in the Brazilian flexible packaging industry against a number of Brazilian companies including Itap Bemis, a Dixie Toga subsidiary. The investigation relates to periods prior to the Company’s acquisition of control of Dixie Toga and its subsidiaries. In July 2018, after several years of review, CADE voted not to sanction the Company, which closed the case against the Company in a final administrative decision. Notwithstanding the CADE vote, one party has sought a request for clarification and there remains a possible claim for the Company’s joint liability which the Company disputes.  The Company expects the possibility of any liability from this clarification process to be remote and, if the Company is exposed to liability, the amount to be immaterial.  Therefore, the Company will no longer be providing separate reporting of this matter.

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

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately 11 and 10 percent of the Company's sales for the six months ended June 30, 2018 and 2017, respectively. The Company sells to Kraft Heinz primarily through its U.S. Packaging segment.

A summary of the Company’s business activities reported by its three business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Business Segments (in millions)	2018	2017	2018	2017
Sales including intersegment sales:
U.S. Packaging	$694.2	$672.7	$1,370.3	$1,327.6
Latin America Packaging	159.3	172.1	329.8	350.9
Rest of World Packaging	194.1	183.6	390.2	355.2

Intersegment sales:
U.S. Packaging	(10.5)	(11.2)	(20.6)	(17.2)
Latin America Packaging	(0.8)	(1.2)	(1.9)	(2.0)
Rest of World Packaging	(3.0)	(3.9)	(7.1)	(7.0)
Total net sales	$1,033.3	$1,012.1	$2,060.7	$2,007.5

Segment operating profit
U.S. Packaging	$89.9	$80.1	$177.1	$163.6
Latin America Packaging	9.0	2.9	17.0	16.5
Rest of World Packaging	18.7	14.8	35.2	28.4

Restructuring and other costs	21.0	23.8	34.4	28.2
General corporate expenses	17.9	18.3	35.7	36.2

Operating income	78.7	55.7	159.2	144.1

Interest expense	18.7	16.0	37.6	32.0
Other non-operating income	(0.7)	(1.4)	(1.6)	(3.3)

Income before income taxes	$60.7	$41.1	$123.2	$115.4

A summary of the Company’s net sales by geographic area reported by its three business segments follows:

	Three Months Ended June 30, 2018
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$683.7	$—	$62.3	$746.0
Brazil	—	104.3	—	104.3
Other Americas	—	54.2	—	54.2
Europe	—	—	81.2	81.2
Asia-Pacific	—	—	47.6	47.6
Total	$683.7	$158.5	$191.1	$1,033.3

	Six Months Ended June 30, 2018
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$1,349.7	$—	$121.6	$1,471.3
Brazil	—	216.4	—	216.4
Other Americas	—	111.5	—	111.5
Europe	—	—	166.6	166.6
Asia-Pacific	—	—	94.9	94.9
Total	$1,349.7	$327.9	$383.1	$2,060.7

	Three Months Ended June 30, 2017
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$661.5	$—	$58.2	$719.7
Brazil	—	113.2	—	113.2
Other Americas	—	57.7	—	57.7
Europe	—	—	72.3	72.3
Asia-Pacific	—	—	49.2	49.2
Total	$661.5	$170.9	$179.7	$1,012.1

	Six Months Ended June 30, 2017
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$1,310.4	$—	$112.8	$1,423.2
Brazil	—	236.4	—	236.4
Other Americas	—	112.5	—	112.5
Europe	—	—	141.5	141.5
Asia-Pacific	—	—	93.9	93.9
Total	$1,310.4	$348.9	$348.2	$2,007.5

(1)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2018

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions, except per share amounts)	2018		2017		2018		2017
Net sales	$1,033.3	100.0%	$1,012.1	100.0%	$2,060.7	100.0%	$2,007.5	100.0%
Cost of products sold (1)	831.6	80.5	826.0	81.6	1,661.0	80.6	1,623.1	80.9
Gross profit	201.7	19.5	186.1	18.4	399.7	19.4	384.4	19.1

Operating expenses
Selling, general, and administrative expenses (1)	96.8	9.4	98.6	9.7	193.7	9.4	194.6	9.7
Research and development costs	9.4	0.9	11.1	1.1	19.4	0.9	23.6	1.2
Restructuring and other costs	21.0	2.0	23.8	2.4	34.4	1.7	28.2	1.4
Other operating income	(4.2)	(0.4)	(3.1)	(0.3)	(7.0)	(0.3)	(6.1)	(0.3)
Operating income	78.7	7.6	55.7	5.5	159.2	7.7	144.1	7.2

Interest expense	18.7	1.8	16.0	1.6	37.6	1.8	32.0	1.6
Other non-operating income (1)	(0.7)	(0.1)	(1.4)	(0.1)	(1.6)	(0.1)	(3.3)	(0.2)
Income before income taxes	60.7	5.9	41.1	4.1	123.2	6.0	115.4	5.7

Income tax provision	14.0	1.4	13.1	1.3	28.9	1.4	36.3	1.8

Net income	$46.7	4.5%	$28.0	2.8%	$94.3	4.6%	$79.1	3.9%

Effective income tax rate		23.1%		31.9%		23.5%		31.5%

Diluted earnings per share	$0.51		$0.30		$1.03		$0.85

Adjusted diluted earnings per share (2)	$0.68		$0.48		$1.31		$1.06

(1) Prior year information has been recast to reflect the adoption of pension accounting changes during the first quarter of 2018 and conform to our current year presentation. Refer to Note 3 - New Accounting Guidance for further details.

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

2017 Restructuring and Cost Savings Plan ("2017 Plan")

During the second quarter of 2017, we initiated restructuring activities to improve efficiency and profitability that further position us for long-term success.  We announced the remaining details of the 2017 Plan during the third quarter.  The 2017 Plan includes the following actions: the closure of four manufacturing facilities for which business will be relocated to existing facilities, the closure of an additional manufacturing facility for which business will not be relocated, the consolidation of office space, and the reduction of our administrative support cost structure, which includes the elimination of 500 positions. As of June 30, 2018, operations ceased at two of the manufacturing facilities and business has been relocated to existing facilities.  The total program cost is estimated at $110 to $125 million, including $65 to $70 million in total pre-tax restructuring charges, $35 to $45 million in pre-tax other plan-related costs and approximately $10 million in capital investment related to executing the 2017 Plan.  We expect an annual pre-tax savings run rate of $65 million by 2019 from the 2017 Plan.

During the six months ended June 30, 2018, we recorded restructuring charges totaling $14.8 million, of which $1.2 million related to the 2016 Plan. Restructuring charges in 2018 consisted primarily of employee termination and fixed asset related costs. In addition, we recorded $19.6 million in other plan-related costs related to the 2017 Plan, which consisted of consulting fees and loss on assets sold.  During 2017, we recorded restructuring charges totaling $47.4 million, of which $8.2 million related to the 2016 Plan. Restructuring charges consisted primarily of employee termination costs and fixed asset write-downs of equipment.  In addition, we recorded $10.3 million in other plan-related costs related to the 2017 Plan, which consisted of consulting fees and impairment on assets sold.

The 2017 Plan is expected to be completed by the end of 2019.  Total restructuring and other plan-related cash payments for the 2017 Plan are estimated to be approximately $75 to $85 million.  Cash payments in the six months ended June 30, 2018 were $9.4 million. Cash payments in the twelve months ended December 31, 2017 were $6.8 million. We expect restructuring and other plan-related payments of approximately $23 million in 2018 and the balance in 2019.

Results of Operations — Second Quarter 2018

Consolidated Overview

(in millions, except per share amounts)	2018	2017
Net sales	$1,033.3	$1,012.1
Net income	46.7	28.0
Diluted earnings per share	0.51	0.30
Adjusted diluted earnings per share (1)	0.68	0.48

(1) Refer to "Presentation of Non-GAAP Financial Information"

Net sales for the second quarter of 2018 increased 2.1 percent compared to the same period of 2017. The impact of currency translation reduced net sales by 1.9 percent. Organic sales growth of 3.8 percent reflects favorable selling prices partially offset by decreased unit volumes of approximately one percent.

Diluted earnings per share for the second quarter of 2018 were $0.51 compared to $0.30 reported in the same quarter of 2017. Adjusted diluted earnings per share for the second quarter of 2018 were $0.68 compared to $0.48 reported in the same quarter of 2017. Results for 2018 included a $0.17 per share charge for restructuring costs related primarily to planned plant closures in the Latin America and U.S. Packaging segments and reductions in our administrative support cost structure. Results for 2017 included an $0.18 per share charge for restructuring costs related primarily to planned plant closures in the Latin America and U.S. Packaging segments.

U.S. Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$683.7	$661.5
Operating profit	89.9	80.1
Operating profit as a percentage of net sales	13.1%	12.1%

U.S. Packaging net sales of $683.7 million for the second quarter of 2018 represented an increase of 3.4 percent compared to the same period of 2017. The increase in net sales was driven primarily by higher selling prices and mix partially offset by lower unit volumes of approximately one percent. Lower unit volumes were driven by our planned shutdown of infant care business at our Shelbyville, Tennessee facility.

U.S. Packaging operating profit increased to $89.9 million in the second quarter of 2018, or 13.1 percent of net sales, compared to $80.1 million, or 12.1 percent of net sales, in 2017. The increase in U.S. Packaging operating profit was driven by cost savings from our Agility plan and improved operations.

Latin America Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$158.5	$170.9
Operating profit	9.0	2.9
Operating profit as a percentage of net sales	5.7%	1.7%

Latin America Packaging net sales of $158.5 million for the second quarter of 2018 represented a decrease of 7.3 percent compared to the same period of 2017. Currency translation decreased net sales by 16.1 percent. Organic sales growth of 8.8 percent reflects improved sales price and mix partially offset by decreased unit volumes of approximately two percent driven by the nationwide trucker strike in Brazil during the quarter.

Latin America Packaging operating profit increased to $9.0 million in the second quarter of 2018, or 5.7 percent of net sales, compared to $2.9 million, or 1.7 percent of net sales, in 2017. The net impact of currency translation decreased operating profit during the second quarter by $1.5 million. The net increase in Latin America Packaging operating profit was driven by variable and fixed cost savings from operational improvements implemented in light of the challenging economic environment in Brazil and our Agility plan.

Rest of World Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$191.1	$179.7
Operating profit	18.7	14.8
Operating profit as a percentage of net sales	9.8%	8.2%

Rest of World Packaging net sales of $191.1 million for the second quarter of 2018 represented an increase of 6.3 percent compared to the same period of 2017. Currency translation increased net sales by 4.8 percent. The acquisition of Evadix increased net sales by 1.0 percent. Organic sales growth of 0.5 percent reflects increased unit volumes of approximately one percent partially offset by sales price and mix.

Rest of World Packaging operating profit increased to $18.7 million in the second quarter of 2018, or 9.8% of net sales, compared to $14.8 million, or 8.2 percent of net sales, in 2017. The net impact of currency translation increased operating profit during the second quarter by $0.7 million. The increase in operating profit in Rest of World Packaging was driven by increased sales volume and strong performance in healthcare packaging.

Consolidated Gross Profit

(dollars in millions)	2018	2017
Gross profit	$201.7	$186.1
Gross profit as a percentage of net sales	19.5%	18.4%

Consolidated gross profit increased due to improved operations and Agility benefits.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2018	2017
Selling, general, and administrative expenses (SG&A)	$96.8	$98.6
SG&A as a percentage of net sales	9.4%	9.7%

The decrease in SG&A expenses is due primarily to Agility savings partially offset by compensation given that pay-for-performance mechanisms have been re-established in 2018 in line with expected performance improvement.

Restructuring and Other Costs

(dollars in millions)	2018	2017
Restructuring and other costs	$21.0	$23.8
Restructuring and other costs as a percentage of net sales	2.0%	2.4%

Restructuring costs include costs related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning our cost structure to the business environment in which we operate. Refer to Note 4 — Restructuring and Other Costs and Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Interest Expense

(dollars in millions)	2018	2017
Interest expense	$18.7	$16.0
Effective interest rate	4.8%	4.2%

Interest expense in 2018 increased primarily due to higher interest rates on commercial paper and other variable-rate debt.

Other Non-operating Income

(in millions)	2018	2017
Other non-operating income	$(0.7)	$(1.4)

Other non-operating income in 2018 includes interest income of $0.6 million. Other non-operating income in 2017 includes interest income of $0.6 million and income related to pension benefits of $0.8 million. Refer to Note 3 - New Accounting Guidance for further details on the pension benefit costs.

Results of Operations — Six Months Ended June 30, 2018

Consolidated Overview

(in millions, except per share amounts)	2018	2017
Net sales	$2,060.7	$2,007.5
Net income	94.3	79.1
Diluted earnings per share	1.03	0.85
Adjusted diluted earnings per share (1)	1.31	1.06

(1) Refer to "Presentation of Non-GAAP Financial Information"

Net sales for the six months ended June 30, 2018, increased 2.7 percent from the same period of 2017. The impact of currency translation reduced net sales by 0.6 percent. The SteriPack acquisition increased net sales by 0.2 percent. Organic sales growth of 3.1 percent reflects favorable selling prices and mix of products sold partially offset by decreased unit volumes of approximately one percent.

Diluted earnings per share for the six months ended June 30, 2018 were $1.03 compared to $0.85 reported in the same period of 2017. Results for 2018 included a $0.28 per share charge for restructuring costs related primarily to planned plant closures in the Latin America and U.S. Packaging segments and reductions in our administrative support cost structure. Results for 2017 included a $0.21 per share charge for restructuring costs related primarily to planned plant closures in the Latin America and U.S. Packaging segments.

U.S. Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$1,349.7	$1,310.4
Operating profit	177.1	163.6
Operating profit as a percentage of net sales	13.1%	12.5%

U.S. Packaging net sales increased 3.0 percent in the six months ended June 30, 2018, compared to the same period of 2017. The increase in net sales was driven primarily by sales price and mix partially offset by lower unit volumes of approximately one percent. Lower unit volumes were driven by our planned shutdown of our Shelbyville, Tennessee facility.

Operating profit for the six months ended June 30, 2018 was $177.1 million, or 13.1% of net sales, compared to $163.6 million, or 12.5% of net sales, in 2017. The increase in U.S. Packaging operating profit was driven by improved operations and cost savings from our Agility plan.

Latin America Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$327.9	$348.9
Operating profit	17.0	16.5
Operating profit as a percentage of net sales	5.2%	4.7%

Latin America Packaging net sales decreased 6.0 percent in the six months ended June 30, 2018 compared to the same period of 2017.  The impact of currency translation reduced net sales by 10.5 percent. Organic sales growth of 4.5 percent reflects increased selling prices and mix of products sold partially offset by decreased unit volumes of approximately five percent. As anticipated, lower unit volumes in the first quarter of 2018 were driven by the economic environment in Brazil that incrementally degraded starting in the second quarter of the prior year. During the second quarter of 2018, unit volumes were impacted by the nationwide trucker strike in Brazil.

Operating profit for the six months ended June 30, 2018 was $17.0 million, or 5.2% of net sales, compared to $16.5 million, or 4.7% of net sales, in 2017. The net impact of currency translation decreased operating profit during the first six months of 2018 by $1.9 million as compared to the prior year.

Rest of World Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$383.1	$348.2
Operating profit	35.2	28.4
Operating profit as a percentage of net sales	9.2%	8.2%

Rest of World Packaging net sales increased 10.0 percent in the six months ended June 30, 2018 compared to the same period of 2017.  The impact of currency translation increased net sales by 6.7 percent. The Evadix acquisition increased net sales by 1.0 percent. Organic sales growth of 2.3 percent reflects increased unit volumes across the segment averaging approximately seven percent partially offset by sales price and mix of products sold.

Operating profit for the six months ended June 30, 2018 was $35.2 million, or 9.2% of net sales, compared to $28.4 million, or 8.2 percent of net sales, in 2017. The net impact of currency translation increased operating profit during the first six months of 2018 by $1.8 million as compared to the prior year. Improvement in Rest of World Packaging operating profit was driven primarily by increased sales volume in healthcare packaging.

Consolidated Gross Profit

(dollars in millions)	2018	2017
Gross Profit	$399.7	$384.4
Gross profit as a percentage of sales	19.4%	19.1%

Consolidated gross profit increased due to improved operations and Agility benefits.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2018	2017
Selling, general, and administrative expenses (SG&A)	$193.7	$194.6
SG&A as a percentage of net sales	9.4%	9.7%

The decrease in SG&A expenses is due primarily to Agility savings partially offset by compensation given that pay-for-performance mechanisms have been re-established in 2018 in line with expected performance improvement.

Research and Development (R&D) Costs

(dollars in millions)	2018	2017
Research and development (R&D) costs	$19.4	$23.6
R&D as a percentage of net sales	0.9%	1.2%

Reduction in R&D expenses is attributed to certain administrative position reductions and rebalancing of R&D resources to assist with operations implementation of productivity and cost out projects.

Restructuring and Other Costs

(dollars in millions)	2018	2017
Restructuring and other costs	$34.4	$28.2
Restructuring and other costs as a percentage of net sales	1.7%	1.4%

Restructuring costs include costs related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning our cost structure to the business environment in which we operate. Refer to Note 4 — Restructuring and Other Costs and Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Interest Expense

(dollars in millions)	2018	2017
Interest expense	$37.6	$32.0
Effective interest rate	4.9%	4.2%

Interest expense in 2018 increased primarily due to higher interest rates on commercial paper and other variable-rate debt.

Other Non-operating Income

(in millions)	2018	2017
Other non-operating income	$(1.6)	$(3.3)

Other non-operating income in 2018 includes interest income of $1.5 million. Other non-operating income in 2017 includes interest income of $1.5 million and income related to pension benefits of $1.8 million. Refer to Note 3 - New Accounting Guidance for further details on the pension benefit costs.

Consolidated Income Taxes

(dollars in millions)	2018	2017
Income taxes	$28.9	$36.3
Effective tax rate	23.5%	31.5%

The primary difference in the effective income tax rate between the second quarter of 2018 and 2017 is the reduction of the U.S. corporate statutory tax rate as the result of the Tax Cuts and Jobs Act (“TCJA”) of 2017 signed on December 22, 2017.

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

We expect the effective income tax rate for the full year of 2018 to be approximately 23%.

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

A reconciliation of reported diluted earnings per share to adjusted diluted earnings per share for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Diluted earnings per share, as reported	$0.51	$0.30	$1.03	$0.85

Non-GAAP adjustments per share, net of taxes:
Restructuring and related costs (1)	0.17	0.18	0.28	0.21

Diluted earnings per share, as adjusted	$0.68	$0.48	$1.31	$1.06

(1)
Restructuring and related costs include the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to the business environment in which it operates. Restructuring related costs primarily include professional fees for consultants.

A reconciliation of total debt to net debt at June 30, 2018 and December 31, 2017 follows:
(in millions)	June 30, 2018	December 31, 2017
Current portion of long-term debt	$1.8	$5.0
Short-term borrowings	15.4	16.0
Long-term debt, less current portion	1,501.7	1,542.4
Total debt	1,518.9	1,563.4
Less cash and cash equivalents	(51.0)	(71.1)
Net debt	$1,467.9	$1,492.3

The components of changes in net sales for the three and six months ended June 30, 2018 follow:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	Percent Change YoY	Percent Change YoY
U.S. Packaging:
Organic sales growth (decline)	3.4%	3.0%
U.S. Packaging	3.4%	3.0%

Latin America Packaging:
Currency effect	(16.1)%	(10.5)%
Organic sales growth (decline)	8.8%	4.5%
Latin America Packaging	(7.3)%	(6.0)%

Rest of World Packaging:
Currency effect	4.8%	6.7%
Acquisition effect	1.0%	1.0%
Organic sales growth (decline)	0.5%	2.3%
Rest of World Packaging	6.3%	10.0%

Total Company:
Currency effect	(1.9)%	(0.6)%
Acquisition effect	0.2%	0.2%
Organic sales growth (decline)	3.8%	3.1%
Total change in net sales	2.1%	2.7%

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

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 55.7 percent and 55.4 percent at June 30, 2018 and December 31, 2017, respectively.  Total debt as of June 30, 2018 and December 31, 2017 was $1.5 billion and $1.6 billion, respectively.

Cash Flow

Net cash provided by operating activities was $160.8 million for the first six months of 2018, compared to $200.5 million for the first six months of 2017. As compared to the prior year, cash flow during the first quarter of 2018 was lower primarily due to the prior year including the initial benefit of certain extended payment terms that we negotiated with suppliers and have maintained on an on-going basis.

Net cash used in investing activities was $81.2 million for the first six months of 2018 compared to $96.7 million for the same period of 2017. Capital expenditures were $82.9 million for the first six months of 2018 compared to $97.2 million for the first six months of 2017, reflecting planned investment to support productivity improvements in the U.S. Packaging segment and growth initiatives in the Latin America Packaging and Rest of World Packaging segments.

Net cash used in financing activities was $97.1 million for the six months ended June 30, 2018, compared to $126.8 million for the same period of 2017, which included share repurchases of $48.9 million in 2017. Net change in total debt was due to repayments of $34.1 million and $12.7 million for the six months ended June 30, 2018 and 2017, respectively.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of June 30, 2018, our commercial paper debt outstanding was $207.7 million.

On July 22, 2016, we amended our $1.1 billion revolving credit facility, extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include a minimum net worth calculation and a maximum ratio of debt to total capitalization as defined in our credit agreement.  As of June 30, 2018, there was $207.7 million of debt outstanding supported by this credit facility, leaving $892.3 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Any borrowings under the credit agreement are subject to a variable interest rate. We are in compliance with all debt covenants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2018.  For additional information, refer to Note 6 and Note 7 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in the Annual Report on Form 10-K for the years ended December 31, 2017 and 2016, the Company is in the process of implementing a new enterprise resource planning (ERP) system which is being completed in phases. For the most recent phase, which was completed during the second quarter of 2018, the Company's Latin American operations in Brazil implemented certain modules of the new ERP system. The system implementation did not result in material changes in internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 14 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We believe that at June 30, 2018, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our equity securities in the three months ended June 30, 2018. As of June 30, 2018, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 18,187,211 shares of our common stock.

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

BEMIS COMPANY, INC.

Date	July 27, 2018	/s/ Michael B. Clauer
Michael B. Clauer, Senior Vice President and Chief Financial Officer