Form 10-Q
period 2018-09-30
BEMIS CO INC
filed 2018-10-26
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2301 Industrial Drive
Neenah, Wisconsin	54956
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (920) 527-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 24, 2018, the registrant had 91,016,975 shares of Common Stock, $0.10 par value, issued and outstanding.

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

Factors that could cause actual results to differ from those expected include, but are not limited to:

•
Our pending merger with Amcor, including uncertainties as to timing of completion, the risk that the merger may not be completed in a timely manner or at all and the risk that our shareholders cannot be certain of the value of the consideration they will receive.

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

These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and our quarterly reports on Form 10-Q, including the risk factors highlighted in Item 1A of this quarterly report could cause actual future results to differ materially from those projected in the forward-looking statements. In addition, actual future results could differ materially from those projected in the forward-looking statements as a result of changes in the assumptions used in making such forward-looking statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2018	2017	2018	2017
Net sales	$1,026.4	$1,035.1	$3,087.1	$3,042.6
Cost of products sold (1)	821.4	827.1	2,482.4	2,450.2
Gross profit	205.0	208.0	604.7	592.4

Operating expenses:
Selling, general, and administrative expenses (1)	90.9	95.9	284.6	290.5
Research and development costs	9.3	10.0	28.7	33.6
Restructuring and other costs	16.1	12.9	50.5	41.1
Other operating income	(4.4)	(7.8)	(11.4)	(13.9)

Operating income	93.1	97.0	252.3	241.1

Interest expense	18.9	16.7	56.5	48.7
Other non-operating income (1)	(0.5)	(1.7)	(2.1)	(5.0)

Income before income taxes	74.7	82.0	197.9	197.4

Income tax provision	17.2	26.4	46.1	62.7

Net income	$57.5	$55.6	$151.8	$134.7

Basic earnings per share	$0.63	$0.61	$1.66	$1.47

Diluted earnings per share	$0.63	$0.61	$1.66	$1.46

Cash dividends paid per share	$0.31	$0.30	$0.93	$0.90

(1) Prior year information has been recast to reflect the adoption of pension accounting changes during the first quarter of 2018 and conform to current year presentation. Refer to Note 3 - New Accounting Guidance for further details.

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$57.5	$55.6	$151.8	$134.7
Other comprehensive income (loss):
Translation adjustments	(17.9)	31.7	(98.1)	57.6
Pension and other postretirement liability adjustments, net of tax (a)	2.9	2.2	9.0	6.6
Other comprehensive income (loss)	(15.0)	33.9	(89.1)	64.2
Total comprehensive income (loss)	$42.5	$89.5	$62.7	$198.9

(a) Tax benefit related to pension and other postretirement liability adjustments	$1.1	$1.4	$3.1	$4.1

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	September 30, 2018	December 31, 2017
ASSETS

Cash and cash equivalents	$62.3	$71.1
Trade receivables	483.1	448.7
Inventories	627.7	620.2
Prepaid expenses and other current assets	86.1	97.1
Total current assets	1,259.2	1,237.1

Property and equipment, net	1,253.7	1,318.1

Goodwill	846.3	852.7
Other intangible assets, net	125.5	142.3
Deferred charges and other assets	119.7	149.7
Total other long-term assets	1,091.5	1,144.7

TOTAL ASSETS	$3,604.4	$3,699.9

LIABILITIES

Current portion of long-term debt	$1.7	$5.0
Short-term borrowings	10.9	16.0
Accounts payable	513.4	477.2
Employee-related liabilities	98.3	73.1
Accrued income and other taxes	29.6	30.5
Other current liabilities	51.6	64.3
Total current liabilities	705.5	666.1

Long-term debt, less current portion	1,431.4	1,542.4
Deferred taxes	161.3	153.5
Other liabilities and deferred credits	118.9	136.7
Total liabilities	2,417.1	2,498.7

Commitments and contingencies (See Note 14)

EQUITY

Common stock issued (129.3 and 129.1 shares, respectively)	12.9	12.9
Capital in excess of par value	599.3	590.4
Retained earnings	2,391.1	2,324.8
Accumulated other comprehensive loss	(483.6)	(394.5)
Common stock held in treasury (38.3 shares at cost)	(1,332.4)	(1,332.4)
Total equity	1,187.3	1,201.2

TOTAL LIABILITIES AND EQUITY	$3,604.4	$3,699.9

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$151.8	$134.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.5	127.5
Share-based compensation	14.6	13.0
Deferred income taxes	8.8	5.4
Income of unconsolidated affiliated company	(1.9)	(2.3)
Cash dividends received from unconsolidated affiliated company	2.7	—
Net loss on disposal of property and equipment	1.9	4.8
Changes in working capital, excluding effect of currency	(9.5)	8.2
Changes in other assets and liabilities	8.2	8.2

Net cash provided by operating activities	303.1	299.5

Cash flows from investing activities
Additions to property and equipment	(113.0)	(143.0)
Business acquisitions and adjustments, net of cash acquired	—	(3.9)
Proceeds from sale of property and equipment	1.8	6.5

Net cash used in investing activities	(111.2)	(140.4)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2.2
Repayment of long-term debt	(3.8)	—
Net repayment of commercial paper	(99.5)	1.0
Net repayment of short-term debt	(4.3)	(0.4)
Cash dividends paid to shareholders	(85.6)	(84.0)
Common stock purchased for the treasury	—	(103.8)
Stock incentive programs and related tax withholdings	(5.7)	(8.5)

Net cash used in financing activities	(198.9)	(193.5)

Effect of exchange rates on cash and cash equivalents	(1.8)	4.9

Net decrease in cash and cash equivalents	(8.8)	(29.5)

Cash and cash equivalents balance at beginning of year	71.1	74.2

Cash and cash equivalents balance at end of period	$62.3	$44.7

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2016	$12.9	$581.5	$2,341.7	$(447.8)	$(1,228.6)	$1,259.7

Net income			134.7			134.7
Other comprehensive income				64.2		64.2
Cash dividends declared on common stock			(83.4)			(83.4)
Stock incentive programs and related tax withholdings (0.3 shares)		(8.5)				(8.5)
Share-based compensation		13.0				13.0
Purchase of 2.2 shares of common stock for the treasury					(103.8)	(103.8)

Balance at September 30, 2017	$12.9	$586.0	$2,393.0	$(383.6)	$(1,332.4)	$1,275.9

Balance at December 31, 2017	$12.9	$590.4	$2,324.8	$(394.5)	$(1,332.4)	$1,201.2

Net income			151.8			151.8
Other comprehensive income				(89.1)		(89.1)
Cash dividends declared on common stock			(85.5)			(85.5)
Stock incentive programs and related tax withholdings (0.2 shares)		(5.7)				(5.7)
Share-based compensation		14.6				14.6

Balance at September 30, 2018	$12.9	$599.3	$2,391.1	$(483.6)	$(1,332.4)	$1,187.3

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

Definitive Transaction Agreement with Amcor

On August 6, 2018, the Company announced that its Board of Directors, along with the Board of Directors of Amcor Limited (“Amcor”), unanimously approved a definitive agreement (the "Agreement”) under which Bemis will combine with Amcor in an all-stock combination (“the Transaction”).

The Transaction will be effected at a fixed exchange ratio of 5.1 Amcor shares for each share of the Company, resulting in Amcor and Bemis shareholders owning approximately 71% and 29% of the combined company, respectively. Closing of the Transaction is conditional upon the receipt of regulatory approvals, approval by both Amcor and Bemis shareholders, and satisfaction of other customary conditions. Subject to the satisfaction of the conditions to closing, the Transaction is targeted to close in the first quarter of calendar year 2019.

The Agreement contains certain termination rights for both Bemis and Amcor, including if the Transaction is not completed on or before August 6, 2019, subject in certain circumstances to extension to February 6, 2020 if necessary to secure certain regulatory approvals. The Agreement provides that Bemis will pay a $130 million termination fee to Amcor if, among other things, Bemis terminates the Agreement to enter into a superior proposal or if the Agreement is terminated following Bemis’s Board of Directors changing its recommendation or failing to publicly affirm the board recommendation after receipt of a competing proposal. The Agreement also provides that Amcor will pay a $130 million termination fee to Bemis under similar circumstances.

In the third quarter of 2018, in connection with the Transaction, the Company incurred pre-tax expenses of approximately $10.0 million related to professional fees which are recorded in Restructuring and other costs in the condensed consolidated statement of income.

Note 2 — Significant Policies Update - Revenue Recognition

The Company's significant accounting policies are detailed in Note 2 — Significant Accounting Policies of its Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to the accounting policies as a result of adopting the new revenue recognition guidance on January 1, 2018 are discussed below.

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

The Company will not adjust the promised consideration for the time value of money for contracts where the difference between the time of payment and performance is one year or less.

Note 3 — New Accounting Guidance

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued guidance that aligns the requirements for capitalizing cloud computing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance. The guidance was adopted by the Company in the third quarter of 2018 using prospective application and did not have a material impact on our financial statements.

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

The income statement reclassifications are summarized as follows:

	Three Months Ended September 30, 2017
(in millions)	As reported	Reclassification	As reclassified
Income statement:
Cost of products sold	$827.4	$(0.3)	$827.1
Selling, general, and administrative expenses	94.6	1.3	95.9
Other non-operating income	(0.7)	(1.0)	(1.7)

	Nine Months Ended September 30, 2017
(in millions)	As reported	Reclassification	As reclassified
Income statement:
Cost of products sold	$2,451.1	$(0.9)	$2,450.2
Selling, general, and administrative expenses	286.8	3.7	290.5
Other non-operating income	(2.2)	(2.8)	(5.0)

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

In February 2016, the FASB issued guidance that required lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting.  The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  Lease classification will determine how to recognize lease-related revenue and expense.  The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods

The Company has formed a cross-functional implementation project team that is working to identify all lease contracts.  The project team has begun the solution development phase of the project, during which it is developing and implementing new processes required to ensure the requirements of the new guidance are met.  Development of the selected leasing software is ongoing given the software vendor is still working to resolve issues which prevent the solution from generating useful reports which calculate the impact of the new standard.  The timely availability of the lease software solution is critical to ensure an efficient and effective adoption of the standard.  The Company will adopt the guidance in January 2019 when the guidance becomes effective.

Note 4 - Restructuring and Other Costs

Restructuring and other costs as reported on the condensed consolidated statement of income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Restructuring costs	$4.0	$11.1	$18.8	$38.2
Restructuring related costs	2.1	1.0	21.7	1.0
Other charges	10.0	0.8	10.0	1.9
Total restructuring and other costs	$16.1	$12.9	$50.5	$41.1

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

Other charges in 2018 consist primarily of professional fees associated with the Company's announced transaction with Amcor.

Note 5 — Restructuring Plans

2016 Restructuring and Cost Savings Plan ("2016 Plan")

During the second quarter of 2016, the Company initiated a restructuring and cost savings plan to improve efficiencies and reduce fixed costs. As a part of this plan, four Latin American facilities were closed. Most of the production from these facilities was transferred to other facilities. As of September 30, 2018, manufacturing operations had ceased at all four of these manufacturing facilities. Based on current estimates and actual charges to date, the Company expects total pre-tax restructuring costs of approximately $32 million, with approximately $13 million in employee termination costs, approximately $2 million in fixed asset related costs, and $17 million in other costs, which primarily represent the cost to move and re-install equipment.

The 2016 Plan costs are as follows:

(in millions)	Latin America Packaging	Rest of World Packaging	Total
2016 net expense accrued	$20.5	$1.1	$21.6
2017 net expense accrued	8.0	0.2	8.2
2018 first quarter net expense accrued	0.9	(0.1)	0.8
2018 second quarter net expense accrued	0.5	(0.1)	0.4
2018 third quarter net expense accrued	0.6	—	0.6
Expense incurred to date	30.5	1.1	31.6
Estimated future expense	—	—	—
Costs of program	$30.5	$1.1	$31.6

An analysis of the 2016 Plan accruals follows:

(in millions)	Employee Costs	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2017	$1.1	$4.4	$5.5
Net expense accrued	(0.4)	2.2	1.8
Utilization (cash payments or otherwise settled)	(0.7)	(2.1)	(2.8)
Translation adjustments and other	—	(0.9)	(0.9)
Reserve balance at September 30, 2018	$—	$3.6	$3.6

Plant closings associated with the 2016 Plan are complete. Cash payments in 2017 and 2016 totaled $15.4 million and $8.3 million, respectively. Cash payments in the three and nine months ended September 30, 2018 totaled $0.8 million and $2.8 million, respectively. The costs related to restructuring activities have been recorded on the condensed consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have been recorded on the condensed consolidated balance sheet primarily as other liabilities and deferred credits.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

On June 30, 2017, the Company announced restructuring activities targeted to improve efficiency and profitability that further positions the Company for long-term success. As a part of this plan, the Company announced the intention to close four production facilities for which business will be relocated to existing facilities and the closure of an additional manufacturing facility for which business will not be relocated. As of September 30, 2018, operations ceased at three of the four manufacturing facilities and business has been relocated to existing facilities; the additional manufacturing facility for which business was not relocated was also closed. Also as part of this plan, the Company announced it will reduce administrative positions by approximately 500 over three years and consolidate certain administrative offices and take other actions to improve the cost efficiency of a variety of administrative and operational processes.

The Company expects total 2017 Plan pre-tax restructuring costs of approximately $65 to $70 million, which includes $29 to $31 million in employee termination costs, $19 to $20 million in fixed asset related expenses, and $17 to $19 million in other restructuring project costs, including the movement and re-installation of equipment. Expenses in the three and nine months ended September 30, 2018 were $3.5 million and $17.0 million, respectively, which consisted primarily of employee termination costs and fixed asset write-downs of equipment.

The estimated 2017 Plan costs are as follows:

(in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Corporate	Total
2017 net expense accrued	$13.4	$20.7	$1.5	$3.5	$39.1
2018 first quarter net expense accrued	2.0	1.2	1.1	0.1	4.4
2018 second quarter net expense accrued	4.0	4.5	0.5	0.1	9.1
2018 third quarter net expense accrued	2.4	0.6	0.4	0.1	3.5
Expense incurred to date	21.8	27.0	3.5	3.8	56.1
Estimated future expense	8.8	4.9	0.6	0.2	14.5
Estimated costs of program	$30.6	$31.9	$4.1	$4.0	$70.6

An analysis of the 2017 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2017	$19.2	$—	$2.5	$21.7
Net expense accrued	3.7	10.2	3.1	17.0
Utilization (cash payments or otherwise settled)	(10.6)	(10.2)	(1.5)	(22.3)
Translation adjustments and other	(2.3)	—	(0.6)	(2.9)
Reserve balance at September 30, 2018	$10.0	$—	$3.5	$13.5

The 2017 Plan is expected to be completed by the end of 2019. Cash payments in the twelve months ended December 31, 2017 were $6.8 million. Cash payments in the three and nine months ended September 30, 2018 were $3.5 million and $12.9 million, respectively. The costs related to restructuring activities have been recorded on the condensed consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have primarily been recorded on the condensed consolidated balance sheet as other current liabilities.

Note 6 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At September 30, 2018 and December 31, 2017, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at September 30, 2018 and December 31, 2017 follow:

	September 30, 2018		December 31, 2017
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, less current portion	$1,431.4	$1,439.1	$1,542.4	$1,591.0

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

	Fair Value As of	Fair Value As of
	September 30, 2018	December 31, 2017
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset (liability) position	$(9.5)	$(0.6)

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At September 30, 2018 and December 31, 2017, the Company had outstanding forward exchange contracts with notional amounts of $4.4 million and $2.7 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at September 30, 2018 and December 31, 2017 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	September 30, 2018	December 31, 2017
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	$9.5	$0.6

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2018	2017	2018	2017
Designated as hedges
Interest rate swaps	Interest expense	$(0.4)	$0.8	$(1.1)	$2.7
Not designated as hedges
Forward exchange contracts	Other operating income	(0.1)	(0.4)	0.1	(0.7)
Total		$(0.5)	$0.4	$(1.0)	$2.0

Note 8 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	September 30, 2018	December 31, 2017
Raw materials and supplies	$191.6	$198.3
Work in process and finished goods	436.1	421.9
Total inventories	$627.7	$620.2

Note 9 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Rest of World Packaging	Total
Reported balance at December 31, 2017	$633.1	$219.6	$852.7
Currency translation	(0.4)	(6.0)	(6.4)
Reported balance at September 30, 2018	$632.7	$213.6	$846.3

Accumulated goodwill impairment losses were $196.6 million as of September 30, 2018 and December 31, 2017 related to the Latin America Packaging segment.

The components of other intangible assets follow:

	September 30, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.1	$(1.4)	$9.9	$(1.6)
Technology based	79.4	(59.8)	79.7	(56.6)
Marketing related	12.7	(8.9)	14.1	(9.3)
Customer based	205.4	(111.0)	210.1	(104.0)
Reported balance	$306.6	$(181.1)	$313.8	$(171.5)

Amortization expense for intangible assets was $12.7 million and $12.7 million during the first nine months of 2018 and 2017, respectively. Estimated future amortization expense for intangible assets follows:

(in millions)	Amortization
Remainder of 2018	$4.3
2019	16.8
2020	16.0
2021	13.8
2022	12.3
2023	11.9

Note 10 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension and other postretirement plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2017 Annual Report on Form 10-K are expected to continue unchanged throughout 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost - benefits earned during the period	$1.9	$1.8	$—	$—	$5.7	$5.5	$—	$—
Interest cost on projected benefit obligation	6.7	7.7	0.1	—	20.1	22.9	0.1	0.1
Expected return on plan assets	(10.8)	(12.1)	—	—	(32.4)	(36.3)	—	—
Settlement loss	—	—	—	—	—	0.3	—	—
Amortization:
Prior service cost	0.2	0.2	(0.1)	—	0.7	0.6	(0.2)	(0.2)
Actuarial net loss (gain)	4.2	3.4	(0.3)	(0.2)	12.5	10.4	(0.9)	(0.6)
Net periodic benefit cost	$2.2	$1.0	$(0.3)	$(0.2)	$6.6	$3.4	$(1.0)	$(0.7)

Service cost is recorded in cost of products sold and selling, general, and administrative expenses in the income statement. All other components are recorded within other non-operating income.

Costs for defined contribution pension plans were $6.2 million and $20.4 million for the three and nine months ended September 30, 2018, respectively. Costs for defined contribution pension plans were $7.9 million and $23.4 million for the three and nine months ended September 30, 2017, respectively.

Note 11 — Income Taxes

The lower effective income tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 is primarily due to the corporate tax rate reduction in the U.S. from enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The difference between the Company's overall tax rate and the U.S. statutory rate of 21 percent principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which the Company operates. The Company's first quarter results include a discrete income tax expense of approximately $0.4 million and an income tax benefit of approximately $0.9 million, in 2018 and 2017, respectively, related to employee share-based payment accounting.

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

Due to the timing of the new tax law and the substantial changes it brings, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for the TCJA. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The Company has not changed these estimates during the nine months ended September 30, 2018. The ultimate impact of the TCJA may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be completed within the one year measurement period allowed under SAB 118.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (loss) are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2016	$(330.7)	$(117.1)	$(447.8)
Other comprehensive income (loss) before reclassifications	57.6	—	57.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.6	6.6
Net current period other comprehensive income (loss)	57.6	6.6	64.2
September 30, 2017	$(273.1)	$(110.5)	$(383.6)

December 31, 2017	$(291.1)	$(103.4)	$(394.5)
Other comprehensive income (loss) before reclassifications	(98.1)	—	(98.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9.0	9.0
Net current period other comprehensive income (loss)	(98.1)	9.0	(89.1)
September 30, 2018	$(389.2)	$(94.4)	$(483.6)

The following table summarizes amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Pension and postretirement costs (See Note 10)	$4.0	$3.4	$12.1	$10.5
Tax benefit	(1.1)	(1.2)	(3.1)	(3.9)
Pension and postretirement costs, net of tax	$2.9	$2.2	$9.0	$6.6

Accumulated other comprehensive income (loss) associated with pension and other postretirement liability adjustments are net of tax effects of $58.5 million and $61.6 million as of September 30, 2018 and December 31, 2017, respectively.

Note 13 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Numerator
Net income	$57.5	$55.6	$151.8	$134.7

Denominator
Weighted average common shares outstanding — basic	91.0	90.9	91.0	91.8
Dilutive shares	0.6	0.3	0.3	0.3
Weighted average common and common equivalent shares outstanding — diluted	91.6	91.2	91.3	92.1

Per common share income
Basic	$0.63	$0.61	$1.66	$1.47
Diluted	$0.63	$0.61	$1.66	$1.46

     Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. There were no excluded stock awards for the three and nine months ended September 30, 2018. The excluded stock awards represented an aggregate of 0.6 million shares for the three and nine months ended September 30, 2017.

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

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at September 30, 2018 and December 31, 2017 was $0.7 million and $0.9 million, respectively, and is included in other liabilities and deferred credits on the accompanying condensed consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization

During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $9.5 million, translated to U.S. dollars at the September 30, 2018 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately 11 and 10 percent of the Company's sales for the nine months ended September 30, 2018 and 2017, respectively. The Company sells to Kraft Heinz primarily through its U.S. Packaging segment.

A summary of the Company’s business activities reported by its three business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Segments (in millions)	2018	2017	2018	2017
Sales including intersegment sales:
U.S. Packaging	$697.8	$684.5	$2,068.1	$2,012.1
Latin America Packaging	149.0	184.7	478.8	535.6
Rest of World Packaging	191.9	182.2	582.1	537.4

Intersegment sales:
U.S. Packaging	(9.4)	(12.2)	(30.0)	(29.4)
Latin America Packaging	(0.7)	(0.9)	(2.6)	(2.9)
Rest of World Packaging	(2.2)	(3.2)	(9.3)	(10.2)
Total net sales	$1,026.4	$1,035.1	$3,087.1	$3,042.6

Segment operating profit
U.S. Packaging	$93.4	$99.6	$270.5	$263.2
Latin America Packaging	8.0	7.3	25.0	23.8
Rest of World Packaging	22.2	17.3	57.4	45.7

Restructuring and other costs	16.1	12.9	50.5	41.1
General corporate expenses	14.4	14.3	50.1	50.5

Operating income	93.1	97.0	252.3	241.1

Interest expense	18.9	16.7	56.5	48.7
Other non-operating income	(0.5)	(1.7)	(2.1)	(5.0)

Income before income taxes	$74.7	$82.0	$197.9	$197.4

A summary of the Company’s net sales by geographic area reported by its three business segments follows:

	Three Months Ended September 30, 2018
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$688.4	$—	$64.7	$753.1
Brazil	—	99.4	—	99.4
Other Americas	—	48.9	—	48.9
Europe	—	—	75.8	75.8
Asia-Pacific	—	—	49.2	49.2
Total	$688.4	$148.3	$189.7	$1,026.4

	Nine Months Ended September 30, 2018
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$2,038.1	$—	$186.3	$2,224.4
Brazil	—	315.8	—	315.8
Other Americas	—	160.4	—	160.4
Europe	—	—	242.4	242.4
Asia-Pacific	—	—	144.1	144.1
Total	$2,038.1	$476.2	$572.8	$3,087.1

	Three Months Ended September 30, 2017
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$672.3	$—	$55.5	$727.8
Brazil	—	126.5	—	126.5
Other Americas	—	57.3	—	57.3
Europe	—	—	72.8	72.8
Asia-Pacific	—	—	50.7	50.7
Total	$672.3	$183.8	$179.0	$1,035.1

	Nine Months Ended September 30, 2017
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$1,982.7	$—	$168.3	$2,151.0
Brazil	—	362.9	—	362.9
Other Americas	—	169.8	—	169.8
Europe	—	—	214.4	214.4
Asia-Pacific	—	—	144.5	144.5
Total	$1,982.7	$532.7	$527.2	$3,042.6

(1)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2018

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2018		2017		2018		2017
Net sales	$1,026.4	100.0%	$1,035.1	100.0%	$3,087.1	100.0%	$3,042.6	100.0%
Cost of products sold (1)	821.4	80.0	827.1	79.9	2,482.4	80.4	2,450.2	80.5
Gross profit	205.0	20.0	208.0	20.1	604.7	19.6	592.4	19.5

Operating expenses
Selling, general, and administrative expenses (1)	90.9	8.9	95.9	9.3	284.6	9.2	290.5	9.5
Research and development costs	9.3	0.9	10.0	1.0	28.7	0.9	33.6	1.1
Restructuring and other costs	16.1	1.6	12.9	1.2	50.5	1.6	41.1	1.4
Other operating income	(4.4)	(0.4)	(7.8)	(0.8)	(11.4)	(0.4)	(13.9)	(0.5)
Operating income	93.1	9.1	97.0	9.4	252.3	8.2	241.1	7.9

Interest expense	18.9	1.8	16.7	1.6	56.5	1.8	48.7	1.6
Other non-operating income (1)	(0.5)	—	(1.7)	(0.2)	(2.1)	(0.1)	(5.0)	(0.2)
Income before income taxes	74.7	7.3	82.0	7.9	197.9	6.4	197.4	6.5

Income tax provision	17.2	1.7	26.4	2.6	46.1	1.5	62.7	2.1

Net income	$57.5	5.6%	$55.6	5.4%	$151.8	4.9%	$134.7	4.4%

Effective income tax rate		23.0%		32.2%		23.3%		31.8%

Diluted earnings per share	$0.63		$0.61		$1.66		$1.46

Adjusted diluted earnings per share (2)	$0.77		$0.70		$2.08		$1.76

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

Additionally, the political instability and incrementally challenging economic environment in Brazil are impacting our business. As consumers, retailers, and our customers react to the situation in the region, our unit volumes and mix of products sold are adversely impacted. The challenges associated with the economic environment in Brazil have and will continue to put pressure on our sales and earnings. We are executing a cost reduction plan in Latin America to help offset these impacts.

Restructuring

Refer to Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

During the second quarter of 2017, we initiated restructuring activities to improve efficiency and profitability that further position us for long-term success.  We announced the remaining details of the 2017 Plan during the third quarter of 2017.  The 2017 Plan includes the following actions: the closure of four manufacturing facilities for which business will be relocated to existing facilities, the closure of an additional manufacturing facility for which business will not be relocated, the consolidation of office space, and the reduction of our administrative support cost structure, which includes the elimination of 500 positions. As of September 30, 2018, operations ceased at four of the manufacturing facilities. For three of the facilities, business has been relocated to existing facilities; for the remaining facility, business was not relocated, in line with our plan.  The total program cost is estimated at $110 to $125 million, including $65 to $70 million in total pre-tax restructuring charges, $35 to $45 million in pre-tax other plan-related costs and approximately $10 million in capital investment related to executing the 2017 Plan.  We expect an annual pre-tax savings run rate of $65 million by 2019 from the 2017 Plan.

During the nine months ended September 30, 2018, we recorded restructuring charges totaling $18.8 million, of which $1.8 million related to the 2016 Plan. Restructuring charges in 2018 consisted of employee termination and fixed asset related costs and other costs which include costs to move and reinstall equipment. In addition, we recorded $21.7 million in other plan-related costs related to the 2017 Plan, which consisted of consulting fees and loss on assets sold.  During 2017, we recorded restructuring charges totaling $47.4 million, of which $8.2 million related to the 2016 Plan. Restructuring charges consisted primarily of employee termination costs and fixed asset write-downs of equipment.  In addition, we recorded $10.3 million in other plan-related costs related to the 2017 Plan, which consisted of consulting fees and impairment on assets sold.

The 2017 Plan is expected to be completed by the end of 2019.  Total restructuring and other plan-related cash payments for the 2017 Plan are expected to be approximately $75 to $85 million.  Cash payments during the nine months ended September 30, 2018 were $30.7 million. Cash payments during the twelve months ended December 31, 2017 were $8.9 million. We expect restructuring and other plan-related payments of approximately $40 million in 2018 with the balance of total expected cash payments in 2019.

Results of Operations — Third Quarter 2018

Consolidated Overview

(in millions, except per share amounts)	2018	2017
Net sales	$1,026.4	$1,035.1
Net income	57.5	55.6
Diluted earnings per share	0.63	0.61
Adjusted diluted earnings per share (1)	0.77	0.70

(1) Refer to "Presentation of Non-GAAP Financial Information"

Net sales for the third quarter of 2018 decreased 0.8 percent compared to the same period of 2017. The impact of currency translation reduced net sales by 4.3 percent. The acquisition of Evadix increased net sales by 0.2 percent. Organic sales growth of 3.3 percent reflects favorable selling prices and mix of products sold, partially offset by decreased unit volumes of approximately three percent.

Diluted earnings per share for the third quarter of 2018 were $0.63 compared to $0.61 reported in the same quarter of 2017. Adjusted diluted earnings per share for the third quarter of 2018 were $0.77 compared to $0.70 reported in the same quarter of 2017. Diluted earnings per share for 2018 included a $0.05 per share charge for restructuring costs related primarily to plant closures in the Latin America and U.S. Packaging segments and reductions in our administrative support cost structure. Diluted earnings per share for 2018 also included a $0.09 per share charge for other costs related to the pending transaction with Amcor. Results for 2017 included an $0.09 per share charge for restructuring costs related primarily to planned plant closures in the Latin America and U.S. Packaging segments.

U.S. Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$688.4	$672.3
Operating profit	93.4	99.6
Operating profit as a percentage of net sales	13.6%	14.8%

U.S. Packaging net sales of $688.4 million for the third quarter of 2018 represented an increase of 2.4 percent compared to the same period of 2017. The increase in net sales was driven primarily by higher selling prices partially offset by lower unit volumes of two percent. Approximately half of the unit volume decline was driven by the Company’s planned shutdown of infant care business at its Shelbyville, Tennessee facility.

U.S. Packaging operating profit increased to $93.4 million in the third quarter of 2018, or 13.6 percent of net sales, compared to $99.6 million, or 14.8 percent of net sales, in 2017. Prior year U.S. Packaging operating profit included a $4 million benefit from an accrual reversal for unearned customer incentives. Operating profit in the third quarter of 2018 includes the benefits of cost savings from the Company’s Agility plan and improved operations, offset by freight, current-year customer incentives, and the impact of strong results on employee pay-for-performance awards.

Latin America Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$148.3	$183.8
Operating profit	8.0	7.3
Operating profit as a percentage of net sales	5.4%	4.0%

Latin America Packaging net sales of $148.3 million for the third quarter of 2018 represented a decrease of 19.3 percent compared to the same period of 2017. Currency translation and the impact of implementing high inflation accounting in the Company’s business in Argentina decreased net sales by 23.7 percent. Organic sales growth of 4.4 percent reflects improved sales price and mix partially offset by decreased unit volumes of 15 percent driven primarily by the planned decrease of some laundry detergent packaging volume in Brazil that is converting to another format.

Latin America Packaging operating profit increased to $8.0 million in the third quarter of 2018, or 5.4 percent of net sales, compared to $7.3 million, or 4.0 percent of net sales, in 2017. The net impact of currency translation decreased operating profit during the third quarter by $1.7 million. Additionally, the implementation of high inflation accounting in the Company’s Argentina business negatively impacted operating profit by $1.4 million during the third quarter of 2018.  The remaining $3.8 million increase in Latin America Packaging operating profit was driven by variable and fixed cost savings actions implemented in light of the challenging economic environment in Brazil and the Company’s Agility plan, partially offset by the impact of volume.

Rest of World Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$189.7	$179.0
Operating profit	22.2	17.3
Operating profit as a percentage of net sales	11.7%	9.7%

Rest of World Packaging net sales of $189.7 million for the third quarter of 2018 represented an increase of 6.0 percent compared to the same period of 2017. Currency translation reduced net sales by 0.8 percent. The acquisition of Evadix increased net sales by 1.2 percent. Organic sales growth of 5.6 percent reflects increased unit volumes of approximately three percent and increased sales price and mix.

Rest of World Packaging operating profit increased to $22.2 million in the third quarter of 2018, or 11.7% of net sales, compared to $17.3 million, or 9.7 percent of net sales, in 2017. The net impact of currency translation decreased operating profit during the third quarter by $0.2 million. The increase in operating profit in Rest of World Packaging was driven primarily by increased sales volume and strong performance in healthcare packaging.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2018	2017
Selling, general, and administrative expenses (SG&A)	$90.9	$95.9
SG&A as a percentage of net sales	8.9%	9.3%

The decrease in SG&A expenses is due primarily to Agility savings partially offset by normal inflation and the impact of stronger financial performance on annual employee pay-for-performance awards.

Restructuring and Other Costs

(dollars in millions)	2018	2017
Restructuring and other costs	$16.1	$12.9
Restructuring and other costs as a percentage of net sales	1.6%	1.2%

Restructuring costs include costs related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning our cost structure to the business environment in which we operate. Refer to Note 4 — Restructuring and Other Costs and Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category. Restructuring and other costs also include transaction costs associated with the pending merger with Amcor.

Interest Expense

(dollars in millions)	2018	2017
Interest expense	$18.9	$16.7
Effective interest rate	5.1%	4.3%

Interest expense in 2018 increased primarily due to higher interest rates on commercial paper and other variable-rate debt.

Other Non-operating Income

(in millions)	2018	2017
Other non-operating income	$(0.5)	$(1.7)

Other non-operating income in 2018 includes interest income of $0.5 million. Other non-operating income in 2017 includes interest income of $0.7 million and income related to pension benefits of $1.0 million. Refer to Note 3 - New Accounting Guidance for further details on the accounting for pension plans.

Results of Operations — Nine Months Ended September 30, 2018

Consolidated Overview

(in millions, except per share amounts)	2018	2017
Net sales	$3,087.1	$3,042.6
Net income	151.8	134.7
Diluted earnings per share	1.66	1.46
Adjusted diluted earnings per share (1)	2.08	1.76

(1) Refer to "Presentation of Non-GAAP Financial Information"

Net sales for the nine months ended September 30, 2018, increased 1.5 percent from the same period of 2017. The impact of currency translation reduced net sales by 1.7 percent. The Evadix acquisition increased net sales by 0.2 percent. Organic sales growth of 3.0 percent reflects favorable selling prices and mix of products sold partially offset by decreased unit volumes of approximately one percent.

Diluted earnings per share for the nine months ended September 30, 2018 were $1.66 compared to $1.46 reported in the same period of 2017. Diluted earnings per share for 2018 included a $0.33 per share charge for restructuring costs related primarily to plant closures in the Latin America and U.S. Packaging segments and reductions in our administrative support cost structure. Diluted earnings per share for 2018 also included a $0.09 per share charge for other costs related to the pending transaction with Amcor. Results for 2017 included a $0.30 per share charge for restructuring costs related primarily to planned plant closures in the Latin America and U.S. Packaging segments.

U.S. Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$2,038.1	$1,982.7
Operating profit	270.5	263.2
Operating profit as a percentage of net sales	13.3%	13.3%

U.S. Packaging net sales increased 2.8 percent in the nine months ended September 30, 2018, compared to the same period of 2017. The increase in net sales was driven primarily by sales price and mix partially offset by lower unit volumes of approximately one percent, primarily a result of the planned shutdown of our Shelbyville, Tennessee facility.

Operating profit for the nine months ended September 30, 2018 was $270.5 million, or 13.3% of net sales, compared to $263.2 million, or 13.3% of net sales, in 2017. The increase in U.S. Packaging operating profit was driven by improved operations and cost savings from our Agility plan, partially offset by customer incentives and the impact of strong results on annual employee pay-for-performance awards.

Latin America Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$476.2	$532.7
Operating profit	25.0	23.8
Operating profit as a percentage of net sales	5.2%	4.5%

Latin America Packaging net sales decreased 10.6 percent in the nine months ended September 30, 2018 compared to the same period of 2017. The impact of currency translation reduced net sales by 14.2% percent.

Operating profit for the nine months ended September 30, 2018 was $25.0 million, or 5.2% of net sales, compared to $23.8 million, or 4.5% of net sales, in 2017. The net impact of currency translation decreased operating profit during the period by 3.7 million. Additionally, the implementation of high inflation accounting in the Company’s Argentina business during the third quarter of 2018 negatively impacted operating profit by $1.4 million.  The remaining $6.3 million increase in Latin America Packaging operating profit in 2018 was driven by variable and fixed cost savings actions implemented in light of the challenging economic environment in Brazil and the Company’s Agility plan.

Rest of World Packaging Business Segment

(dollars in millions)	2018	2017
Net sales	$572.8	$527.2
Operating profit	57.4	45.7
Operating profit as a percentage of net sales	10.0%	8.7%

Rest of World Packaging net sales increased 8.6 percent in the nine months ended September 30, 2018 compared to the same period of 2017.  The impact of currency translation increased net sales by 4.1 percent. The Evadix acquisition increased net sales by 1.1 percent. Organic sales growth of 3.4 percent primarily reflects increased unit volumes driven by strong organic growth in our healthcare packaging business.

Operating profit for the nine months ended September 30, 2018 was $57.4 million, or 10.0% of net sales, compared to $45.7 million, or 8.7 percent of net sales, in 2017. Improvement in Rest of World Packaging operating profit was driven primarily by the impact of increased sales volume and strong performance in our healthcare packaging business.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2018	2017
Selling, general, and administrative expenses (SG&A)	$284.6	$290.5
SG&A as a percentage of net sales	9.2%	9.5%

The decrease in SG&A expenses is due primarily to Agility savings partially offset by normal inflation and the impact of stronger financial performance on annual employee pay-for-performance awards.

Research and Development (R&D) Costs

(dollars in millions)	2018	2017
Research and development (R&D) costs	$28.7	$33.6
R&D as a percentage of net sales	0.9%	1.1%

Reduction in R&D expenses is attributed to certain administrative position reductions and rebalancing of R&D resources to assist with operations implementation of productivity and cost out projects.

Restructuring and Other Costs

(dollars in millions)	2018	2017
Restructuring and other costs	$50.5	$41.1
Restructuring and other costs as a percentage of net sales	1.6%	1.4%

Restructuring and other costs include costs related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning our cost structure to the business environment in which we operate. Refer to Note 4 — Restructuring and Other Costs and Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category. Restructuring and other costs also include restructuring related costs associated with the 2017 Plan and transaction costs associated with the pending merger with Amcor.

Interest Expense

(dollars in millions)	2018	2017
Interest expense	$56.5	$48.7
Effective interest rate	5.0%	4.2%

Interest expense in 2018 increased primarily due to higher interest rates on commercial paper and other variable-rate debt.

Other Non-operating Income

(in millions)	2018	2017
Other non-operating income	$(2.1)	$(5.0)

Other non-operating income in 2018 includes interest income of $2.0 million. Other non-operating income in 2017 includes interest income of $2.2 million and income related to pension benefits of $2.8 million. Refer to Note 3 - New Accounting Guidance for further details on the accounting for pension plans.

Consolidated Income Taxes

(dollars in millions)	2018	2017
Income taxes	$46.1	$62.7
Effective tax rate	23.3%	31.8%

The primary difference in the effective income tax rate between the third quarter of 2018 and 2017 is the reduction of the U.S. corporate statutory tax rate as the result of the Tax Cuts and Jobs Act (“TCJA”) of 2017 signed on December 22, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for the TCJA. The Company recognized the provisional tax impacts resulting from the TCJA related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The Company expects to finish recording the impact of the TCJA in the fourth quarter.

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

A reconciliation of reported diluted earnings per share to adjusted diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted earnings per share, as reported	$0.63	$0.61	$1.66	$1.46

Non-GAAP adjustments per share, net of taxes:
Restructuring and related costs (1)	0.05	0.09	0.33	0.30
Other costs (2)	0.09	—	0.09	—

Diluted earnings per share, as adjusted	$0.77	$0.70	$2.08	$1.76

(1)
Restructuring and related costs include the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to the business environment in which it operates. Restructuring related costs primarily include professional fees for consultants.

(2)	Other costs include costs related to the pending transaction with Amcor.

A reconciliation of total debt to net debt at September 30, 2018 and December 31, 2017 follows:

(in millions)	September 30, 2018	December 31, 2017
Current portion of long-term debt	$1.7	$5.0
Short-term borrowings	10.9	16.0
Long-term debt, less current portion	1,431.4	1,542.4
Total debt	1,444.0	1,563.4
Less cash and cash equivalents	(62.3)	(71.1)
Net debt	$1,381.7	$1,492.3

The components of changes in net sales for the three and nine months ended September 30, 2018 follow:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	Percent Change YoY	Percent Change YoY
U.S. Packaging:
Organic sales growth (decline)	2.4%	2.8%
U.S. Packaging	2.4%	2.8%

Latin America Packaging:
Currency effect	(23.7)%	(14.2)%
Organic sales growth (decline)	4.4%	3.6%
Latin America Packaging	(19.3)%	(10.6)%

Rest of World Packaging:
Currency effect	(0.8)%	4.1%
Acquisition effect	1.2%	1.1%
Organic sales growth (decline)	5.6%	3.4%
Rest of World Packaging	6.0%	8.6%

Total Company:
Currency effect	(4.3)%	(1.7)%
Acquisition effect	0.2%	0.2%
Organic sales growth (decline)	3.3%	3.0%
Total change in net sales	(0.8)%	1.5%

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

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 53.8 percent and 55.4 percent at September 30, 2018 and December 31, 2017, respectively.  Total debt as of September 30, 2018 and December 31, 2017 was $1.4 billion and $1.6 billion, respectively.

Cash Flow

Net cash provided by operating activities was $303.1 million for the first nine months of 2018, compared to $299.5 million for the first nine months of 2017. Working capital improvements in 2017 reflect the initial benefits of extended payment terms negotiated with suppliers.

Net cash used in investing activities was $111.2 million for the first nine months of 2018 compared to $140.4 million for the same period of 2017. Capital expenditures were $113.0 million for the first nine months of 2018 compared to $143.0 million for the first nine months of 2017. In the nine months ended September 30, 2017, we received approximately $6.5 million in proceeds from sale of property and equipment, primarily reflecting $5.6 million of net proceeds from the sale of land and buildings in the United States related to a previous restructuring program.

Net cash used in financing activities was $198.9 million for the nine months ended September 30, 2018, compared to $193.5 million for the same period of 2017, which included share repurchases of $103.8 million in 2017. Net change in total debt was due to repayments of $107.6 million and borrowings of $2.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of September 30, 2018, our commercial paper debt outstanding was $138.8 million.

On July 22, 2016, we amended our $1.1 billion revolving credit facility, extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include a minimum net worth calculation and a maximum ratio of debt to total capitalization as defined in our credit agreement.  As of September 30, 2018, there was $138.8 million of commercial paper outstanding supported by this credit facility, leaving $961.2 million of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Any borrowings under the credit agreement would be subject to a variable interest rate. We are in compliance with all debt covenants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2018.  For additional information, refer to Note 6 and Note 7 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 1A.  RISK FACTORS

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than as set forth below related to proposed transaction with Amcor, including the merger of the Company with a wholly owned subsidiary of New Amcor (the “Merger”), there have been no material changes to the risk factors disclosed in such Annual Report.

Risks Related to the Proposed Transaction with Amcor.

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business, results of operations and our stock price.
The consummation of the Merger remains conditioned, among other things, on: (i) approval by Amcor shareholders of the Scheme by the requisite majority under the Australian Corporations Act 2001 (Cth) (the “Australian Act”), (ii) approval by our shareholders of the Merger by the requisite majority under the General and Business Corporation Law of Missouri, (iii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust, competition and foreign investment legislation in certain other relevant jurisdictions, (iv) approval of the Scheme by the Federal Court of Australia under the Australian Act, (v) approval from the New York Stock Exchange to the listing of shares of New Amcor to be issued in the Merger and (vi) no events having occurred that would have a material adverse effect on the Company or Amcor.

We cannot predict whether and when these remaining conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, we would remain liable for significant transaction costs without realizing any benefits of the Merger. Certain costs associated with the Merger have already been incurred or may be payable even if the Merger is not consummated. In addition to the above risks, we may be required to pay to Amcor a termination fee of $130 million if the Merger is terminated under certain circumstances, including if, among other things, we terminate the Transaction Agreement with Amcor (the “Transaction Agreement”) to enter into a superior proposal or if the Merger is terminated following our board of directors changing its recommendation or failing to publicly affirm the board recommendation after receipt of a competing proposal. Finally, disruptions to our business resulting from the announcement and uncertain timing of the Merger, including adverse changes in our relationships with our customers, partners, suppliers and employees, could result in the event that the Merger is not consummated.

Our stock price may also fluctuate significantly based on announcements regarding the Merger or based on market perceptions of the likelihood of us satisfying the closing conditions related to the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our stock price to fluctuate or decline. If we do not consummate the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the proposed Merger will be consummated. Any of these events could harm our business, results of operations and financial condition and could cause a decline in the price of our common stock.

Our shareholders cannot be sure of the value of the consideration they will receive in the Merger.
Our shareholders cannot be sure of the precise value of the consideration they will receive in the Merger because the market price of Amcor’s shares will fluctuate prior to the consummation of the Merger. In addition, the number of New Amcor shares our shareholders will receive in the Merger is fixed under the Transaction Agreement and will not be adjusted at closing of the Merger as a result of increases or decreases in the trading price of our common stock or Amcor shares or currency exchange rates following the announcement of the Merger. As a result, we could deliver greater value to the Amcor shareholders than had been anticipated by us should the value of the shares of our common stock increase relative to the value of Amcor shares from the date of execution of the Agreement. Stock price changes may result from a variety of factors, including changes in the respective businesses, operations or prospects, regulatory considerations, governmental actions, legal proceedings and general business, market, industry, political or economic conditions and changes in currency exchange rates between the U.S. dollar and Australian dollar. Market assessments of the benefits of the Merger and the likelihood the Merger will be consummated could also impact the price of our common stock and Amcor’s shares. Many of these factors are beyond either company’s control.

Our shareholders will have a reduced ownership and voting interest in the combined company after the Merger and will exercise less influence over management.
Currently, our shareholders have the right to vote in the election of our board and the power to approve or reject any matters requiring shareholder approval under applicable law and certificate of incorporation and bylaws. Upon completion of the Merger, each of our shareholders who receives shares of the combined company’s common stock pursuant to the Transaction Agreement will become a shareholder of the combined company with a percentage ownership that is smaller than our shareholders’ current percentage ownership of the Company.

Based on the fixed exchange ratio of 5.1 New Amcor shares for every one Bemis share, after the Merger our shareholders are expected to become owners of approximately 29% of the outstanding shares of the combined company. Our shareholders would therefore have a less significant impact on the election of the combined company’s board and on the approval or rejection of future proposals submitted to a shareholder vote.

Lawsuits may be filed against us and our directors in an effort to challenge the Merger, and an adverse ruling in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
Putative class action lawsuits naming us and our directors as defendants may be brought by shareholders challenging the Merger and seeking, among other things, to enjoin consummation of the Merger. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

We have and will continue to incur transaction and merger-related costs in connection with the Merger, which may be in excess of those anticipated by us.
We have incurred and will incur expenses in connection with the negotiation and completion of the Merger, including advisor fees and the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus.

We expect to continue to incur a number of non-recurring costs associated with completing the Merger. These fees and costs may be substantial. The majority of the non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, and severance and benefit costs. We may also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs.

The aforementioned costs, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our equity securities in the three months ended September 30, 2018. As of September 30, 2018, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 18,187,211 shares of our common stock.

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
2
Transaction Agreement, dated as of August 6, 2018, by and among Bemis Company, Inc., Amcor Limited, Arctic Jersey Limited and Arctic Corp.  (Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.) (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 6, 2018 (File No. 1-5277)).
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
Incorporated by Reference
10	Form of Retention Agreement with Certain Executive Officers.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically
32	Section 1350 Certification of CEO and CFO.	Filed Electronically
101	Interactive data files.	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMIS COMPANY, INC.

Date	October 26, 2018	/s/ Michael B. Clauer
Michael B. Clauer, Senior Vice President and Chief Financial Officer