Form 10-K
period 2018-12-31
BEMIS CO INC
filed 2019-02-15
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number 1-5277

BEMIS COMPANY, INC.
(Exact name of Registrant as specified in its charter)

Missouri	43-0178130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2301 Industrial Drive, Neenah, Wisconsin  54956
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (920) 527-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒ NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐  NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant on June 29, 2018, based on a closing price of $42.21 per share as reported on the New York Stock Exchange, was $3,841,516,355.

As of February 13, 2019, the Registrant had 91,165,312 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference
Certain information required by Part III will be included in a definitive proxy statement for the Registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2018, and is incorporated by reference herein.

BEMIS COMPANY, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

Unless otherwise indicated, references to "Bemis Company," the "Company," "we," "our," and "us" in this Annual Report on Form 10-K refer to Bemis Company, Inc. and its consolidated subsidiaries.

This Annual Report contains certain estimates, predictions, and other “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  Forward-looking statements are generally identified with the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” “outlook,” “approximately,” “would,” “likely,” “could,” or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters.  Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), including those of acquired companies, perceived opportunities in the market and statements regarding our strategy and vision.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ from those expected include, but are not limited to:

•
Our pending merger with Amcor Limited ("Amcor"), including uncertainties as to timing of completion, the risk that the merger may not be completed in a timely manner or at all and the risk that our shareholders cannot be certain of the value of the consideration they will receive;

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

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1 — BUSINESS

Bemis Company, Inc., a Missouri corporation (the “Registrant” or “Company”), continues a business formed in 1858.  We were incorporated in 1885 as Bemis Bro. Bag Company with the name changed to Bemis Company, Inc. in 1965.  We are a global manufacturer of packaging products.

Our long-term strategic objectives are to accelerate growth, focus innovation, and continuously improve. During 2017, we launched Agility, our multi-year, three-pronged approach to fix, strengthen, and grow our business. Our vision is: passionate commitment to the growth and success of our customers will make Bemis the clear choice for inspired packaging solutions.

The majority of our products are sold to customers in the food industry.  Other customers include companies in the following types of businesses: chemical, agribusiness, medical, pharmaceutical, personal care, electronics, industrial, and other consumer goods. Further information about our operations in our business segments and geographic areas is available in Note 19 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2018, we had approximately 15,700 employees worldwide. Approximately 7,800 of these employees were in the U.S., with 39 percent of the 5,550 hourly production employees covered by collective bargaining agreements involving six different unions. Of the approximately 7,900 employees who were outside the U.S., over half of the hourly production employees and some of the salaried workforce are covered by collective bargaining agreements and are represented by numerous unions.

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

We are the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of our products, manufacturing processes, and equipment.  We also have a number of trademarks and trademark registrations in the United States and in foreign countries.  Our patents, licenses, and trademarks collectively provide a competitive advantage.  However, the loss of any single patent or license alone would not have a material adverse effect on our results as a whole or those of any of our segments. We also keep certain technology and processes as trade secrets.

Our business activities are organized around our three reportable business segments, U.S. Packaging (66 percent of 2018 net sales), Latin America Packaging (15 percent) and Rest of World Packaging (19 percent). A summary of our business activities reported by our three reportable business segments follows.

Definitive Transaction Agreement with Amcor
On August 6, 2018, we announced that our Board of Directors, along with the Board of Directors of Amcor Limited (“Amcor”), unanimously approved a definitive agreement (the "Agreement”) under which Bemis will combine with Amcor in an all-stock combination (the "Merger”).

The Merger will be effected at a fixed exchange ratio of 5.1 Amcor shares for each share of our stock, resulting in Amcor and Bemis shareholders owning approximately 71% and 29% of the combined company, respectively. Closing of the Merger is conditional upon the receipt of regulatory approvals, approval by both Amcor and Bemis shareholders, and satisfaction of other customary conditions. Subject to the satisfaction of the conditions to closing, we expect the Merger to close in the second quarter of calendar year 2019.

U.S. Packaging Segment
The U.S. Packaging segment represents all food, consumer, and industrial products packaging-related manufacturing operations located in the United States. This segment manufactures multilayer polymer, blown and cast film structures which are then converted to produce packaging for processed and fresh meat, dairy, liquids, frozen foods, cereals, snacks, cheese, coffee, condiments, candy, pet food, bakery, lawn and garden, tissue, fresh produce, personal care and hygiene, and agribusiness.

Latin America Packaging Segment
The Latin America Packaging segment includes all food and non-food packaging-related manufacturing operations located in Latin America. This segment manufactures multilayer polymer, blown and cast film structures to produce packaging sold for a variety of food, medical, pharmaceutical, personal care, electronics, and industrial applications. Additional products include injection molded and thermoformed plastic. These packaging solutions are used for a variety of applications including processed and fresh meat, dairy, liquids, snacks, cheese, coffee, condiments, candy, bakery, tissue, fresh produce, personal care and hygiene, disposable diapers, pet food, pharmaceutical, and medical devices.

Rest of World Packaging Segement
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

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately 11 and 10 percent of our sales in 2018 and 2017, respectively. Business arrangements with them and certain large customers require a large portion of the manufacturing capacity at a few individual manufacturing sites.  Any change in these business arrangements would typically occur over a period of time, which would allow for an orderly transition for both our manufacturing sites and the customer.

The major markets in which we sell our products historically have been, and continue to be, highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include Amcor, Berry Global Group, Inc., Bryce Corporation, Coveris Holdings S.A., Printpack, Inc., Sealed Air Corporation, Sonoco Products Company, Wipak OY, Winpak Ltd, and a variety of other privately held companies.

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

See Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information regarding certain environmental matters.

Available Information
We are a large accelerated filer (as defined in Exchange Act Rule 12b-2) and are also an electronic filer.  Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the Securities and Exchange Commission (SEC) website (http://www.sec.gov). Electronically filed and furnished reports can also be accessed through our own website (http://www.bemis.com), under Investors/SEC Filings or by writing for free information, including SEC filings, to Investor Relations, Bemis Company, Inc., 2301 Industrial Drive, Neenah, Wisconsin 54956, or calling (920) 527-5000.  In addition, our Board Committee charters, Principles of Corporate Governance, and our Code of Conduct can be electronically accessed at our website under About Bemis/Corporate Governance or, free of charge, by writing directly to the Company, Attention:  Corporate Secretary.  We will post any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions on the Investor Relations section of our website (www.bemis.com) promptly following the date of such amendment or waiver.

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
Recyclable packaging — A film manufactured through proprietary methods that allows consumers to recycle through existing How2Recycle store drop-offs.
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

Risks Related to the Proposed Merger Transaction with Amcor

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

Although we currently anticipate the remaining conditions will be satisfied during the second quarter of 2019, we do not know with certainty whether and when these remaining conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, we would remain liable for significant transaction costs without realizing any benefits of the Merger. Certain costs associated with the Merger have already been incurred or may be payable even if the Merger is not consummated. In addition to the above risks, we may be required to pay to Amcor a termination fee of $130 million if the Merger is terminated under certain circumstances, including if, among other things, we terminate the Transaction Agreement with Amcor (the “Transaction Agreement”) to enter into a superior proposal or if the Merger is terminated following our board of directors changing its recommendation or failing to publicly affirm the board recommendation after receipt of a competing proposal. Finally, disruptions to our business resulting from the announcement and uncertain timing of the Merger, including adverse changes in our relationships with our customers, partners, suppliers and employees, could result in the event that the Merger is not consummated.

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

Other Risks

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
In 2018, approximately 28 percent of our sales were generated by entities operating outside of the U.S. Because of this, variations in exchange rates may have a sizable effect on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Brazilian Real, but we also have foreign exchange exposure to the Euro, Argentine Peso, Mexican Peso, British Pound, and other currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive conversion effect on our financial statements. Conversely, a weakening U.S. dollar has an additive translation effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. In short, the volatility of currency exchange rates may impact our operating results.

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
At December 31, 2018, our variable rate borrowings approximated $654.3 million (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap). Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations. Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay. For each one percent increase in variable interest rates, our annual interest expense would increase by approximately $6.5 million on the $654.3 million of variable rate debt outstanding as of December 31, 2018.

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
In addition to using cash provided by operations, we regularly issue commercial paper to meet our short-term liquidity needs. Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase the cost of borrowing or the fees associated with our bank credit facility.

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
We review our goodwill balance for impairment at least once a year using the business valuation methods allowed in accordance with current accounting standards. These methods include the use of a weighted-average cost of capital to calculate the present value of the expected future cash flows of our reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results. If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth. In December 2017, we recorded pre-tax impairment charges totaling $196.6 million ($145.5 million, net of taxes) related to the Latin America Packaging segment. We have identified the valuation of intangible assets and goodwill as a critical accounting estimate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Intangible assets and goodwill” included in Item 7 of this Annual Report on Form 10-K.

Environmental, health, and safety regulations — Changing government regulations in environmental, health, and safety matters may adversely affect our company.
Numerous legislative and regulatory initiatives have been passed and anticipated in response to concerns about Greenhouse Gas emissions and climate change. We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products. Increased environmental legislation or regulation could result in higher costs for us in the form of higher raw material cost, as well as energy and freight costs. It is possible that certain materials might cease to be permitted to be used in our processes. We could also incur additional compliance costs for monitoring and reporting emissions and for maintaining permits. Additionally, a sizable portion of our business comes from healthcare packaging and food packaging, both highly regulated markets. If we fail to comply with these regulatory requirements, our results of operations could be adversely impacted.

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
In December of 2013, new amendments to our U.S. pension plan for salaried and non-union hourly employees were implemented. These amendments have frozen all further benefit accruals for the majority of employees entitled to benefits under the U.S. pension plans. While the amendments reduced some risk related to future service costs, there is still risk associated with ongoing liability re-measurement and plan asset valuations. Accounting standards issued by the Financial Accounting Standards Board ("FASB") require balance sheet recognition of the funded status of our defined benefit pension and postretirement benefit plans. If the fair value of our pension plans’ assets at a future reporting date decreases or if the discount rate used to calculate the projected benefit obligation ("PBO") as of that date decreases, we will be required to record the incremental change in the excess of PBO over the fair value of the assets as a reduction of shareholders’ equity. The resulting non-cash after-tax charge would represent future expense and would be recorded directly as a decrease in the Accumulated Other Comprehensive Income component of stockholders’ equity. While we cannot estimate the future funded status of our pension liability with any certainty at this time, we believe that if the market value of assets or the discount rate used to calculate our pension liability materially decreases, the adjustment could significantly reduce our shareholders’ equity. We have identified pension assumptions as a critical accounting estimate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Judgments — Pension costs” and “— Pension assumptions sensitivity analysis” included in Item 7 of this Annual Report on Form 10-K.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Properties utilized by us at December 31, 2018, were as follows:

U.S. Packaging Segment
This segment has 25 manufacturing plants located in 12 states, of which 24 are owned directly by us or our subsidiaries and one is leased from an outside party.  Initial building lease term provides for a minimum term of 20 years and has one or more renewal options.

Latin America Packaging Segment
This segment has 13 manufacturing plants located in 3 countries, of which 11 are owned directly by us or our subsidiaries and 2 are leased from an outside party. Initial building lease terms provide for minimum terms of 6 to 20 years and have one or more renewal options.

Rest of World Packaging Segment
This segment has 16 manufacturing plants located in two states within the U.S., the Commonwealth of Puerto Rico, and eight other countries, of which 11 are owned directly by us or our subsidiaries and 5 are leased from outside parties.  Initial building lease terms generally provide for minimum terms of 5 to 20 years and have one or more renewal options.

Corporate and General
We consider our plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business.  The manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions.  Our executive offices are located in Neenah, Wisconsin.

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

Environmental Matters
We are a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as “Superfund”) and similar state and foreign laws in proceedings associated with 12 sites around the United States and one in Brazil.  These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require us to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, we expect our liability in these proceedings to be limited to monetary damages. We expect our future liability relative to these sites to be insignificant, individually and in the aggregate.

We are involved in other environmental-related litigation arising in the ordinary course of business. We accrue environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. Our reserve for environmental liabilities at December 31, 2018 and 2017 was $0.3 million and $0.9 million, respectively, and is included in other liabilities and deferred credits on the accompanying consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $9.8 million, translated to U.S. dollars at the December 31, 2018 exchange rate. We expect that tax examinations for years after 2011 will include similar assessments as we continue to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to our consolidated results of operations and/or cash flows.

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

Brazil Tax Credits
During October 2018, Bemis Do Brasil Industria E Comercio De Embalagens Ltda. (“Bemis Brazil”), a Bemis subsidiary, received a final decision from the Brazilian court regarding our claim that certain indirect taxes were incorrectly required to be paid in the years 2001 through 2017.  As a result of this case, Bemis Brazil expects to receive tax credits for the overpaid tax and related interest that can be used to offset various Brazilian federal taxes in future years. The exact methodology to compute the amount of the tax credit is still being determined by the tax authorities. In the fourth quarter of 2018, Bemis Brazil hired an outside consultant to compile documentation required to claim the credit. Bemis Brazil has estimated that it is probable to receive a benefit, net of fees and applicable Brazilian taxes, of $10.1 million (translated into US dollars as of December 31, 2018) for the years 2009-2017.  We reflected the $10.1 million benefit by recording $15.3 million on the consolidated statement of income in other operating income offset by $5.2 million of income tax included within income taxes provision (benefit). Bemis Brazil has not completed the estimation of tax credits for the years 2001 through 2008 given the need to gather and review manual records from this time period. The completion of this estimate is expected in 2019 and will result in recording further benefits. In addition, a taxpayer favorable decision on the methodology to compute the tax credits may result in significantly more tax credits, subject to some limitations, being available to Bemis Brazil.

 ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BMS.  On December 31, 2018, there were 2,849 registered holders of record of our common stock.  We did not repurchase any of our equity securities in the twelve months ended December 31, 2018. As of December 31, 2018, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 18,187,211 shares of our common stock.

The graph below matches the cumulative 5-Year total return of holders of Bemis Company, Inc.'s common stock with the cumulative total returns of the S&P Midcap 400 index and a customized peer group of twenty companies that includes: Albemarle Corp, AptarGroup Inc., Ashland Global Holdings Inc., Avery Dennison Corp, Ball Corp, Berry Global Group Inc., Crown Holdings Inc., Graphic Packaging Holding Co, Greif Inc., Minerals Technologies Inc., Newmarket Corp, Owens-illinois Inc., Packaging Corp Of America, Polyone Corp, RPM International Inc., Sealed Air Corp, Sensient Technologies Corp, Silgan Holdings Inc., Sonoco Products Co and Westrock Co. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2013 and tracks it through 12/31/2018.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Bemis Company, Inc.	100.00	113.42	114.86	125.85	129.18	127.43
S&P Midcap 400	100.00	109.77	107.38	129.65	150.71	134.01
Peer Group	100.00	115.87	111.56	131.89	159.72	132.29

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED REVIEW
(dollars in millions, except per share amounts)

Years Ended December 31,	2018	2017	2016	2015	2014
Operating Data
Net sales	$4,089.9	$4,046.2	$4,004.4	$4,071.4	$4,343.5
Net income	225.7	94.0	236.2	214.9	239.1

Common Share Data
Basic earnings per share from continuing operations	2.48	1.03	2.51	2.50	2.39
Diluted earnings per share from continuing operations	2.47	1.02	2.48	2.47	2.36
Adjusted diluted earnings per share from continuing operations (1)	2.79	2.39	2.69	2.55	2.30
Dividends per share	1.24	1.20	1.16	1.12	1.08
Book value per share	13.36	13.23	13.59	12.70	14.59

Weighted-average shares outstanding for computation of diluted earnings per share	91.5	91.9	95.1	97.9	101.2
Common shares outstanding at December 31,	91.0	90.8	92.7	95.1	98.2

Capital Structure and Other Data
Current ratio	1.8x	1.9x	2.0x	1.9x	2.7x
Working capital	$533.0	$571.0	$589.4	$529.9	$806.4
Total assets	3,571.0	3,699.9	3,715.7	3,489.8	3,610.8
Short-term debt, including current portion of long-term debt	12.0	21.0	17.3	35.4	31.3
Long-term debt	1,348.6	1,542.4	1,527.8	1,353.9	1,311.6
Total equity	1,215.9	1,201.2	1,259.7	1,207.4	1,433.0
Depreciation and amortization	167.6	169.8	162.1	158.1	180.6
Capital expenditures	143.5	188.5	208.3	219.4	185.2

Number of common shareholders	2,849	2,986	3,130	3,154	3,284
Number of employees	15,694	16,582	17,678	17,696	16,944

(1)	Refer to "Presentation on Non-GAAP Financial Information" for reconciliation of adjusted diluted earnings per share.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

Three Years Ended December 31, 2018
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three-year review of results

(dollars in millions, except per share amounts)	2018		2017		2016
Net sales	$4,089.9	100.0%	$4,046.2	100.0%	$4,004.4	100.0%
Cost of products sold	3,284.8	80.3	3,260.0	80.6	3,137.9	78.4
Gross profit	805.1	19.7	786.2	19.4	866.5	21.6

Operating expenses:
Selling, general, and administrative expenses	377.9	9.2	385.2	9.5	390.5	9.8
Research and development costs	38.0	0.9	42.9	1.1	46.5	1.2
Restructuring and other costs	61.9	1.5	60.4	1.5	28.6	0.7
Goodwill impairment charge	—	—	196.6	4.9	—	—
Other operating income	(31.7)	(0.8)	(20.9)	(0.5)	(10.4)	(0.3)
Operating income	359.0	8.8	122.0	3.0	411.3	10.3

Interest expense	76.1	1.9	65.8	1.6	60.2	1.5
Other non-operating (income) loss	(2.8)	(0.1)	3.5	0.1	0.2	—
Income before income taxes	285.7	7.0	52.7	1.3	350.9	8.8

Income tax provision (benefit)	60.0	1.5	(41.3)	(1.0)	114.7	2.9

Net income	$225.7	5.5%	$94.0	2.3%	$236.2	5.9%
					\
Effective income tax rate		21.0%		(78.4)%		32.7%

Diluted earnings per share	$2.47		$1.02		$2.48

Adjusted diluted earnings per share (1)	$2.79		$2.39		$2.69

(1)	Refer to "Presentation of Non-GAAP Financial Information".

Overview
Bemis Company, Inc. is a major supplier of flexible and rigid plastic packaging used by leading and emerging food, consumer products, healthcare, and other companies worldwide. Historically, approximately 80 percent of our total net sales are to customers in the food industry. Sales of our packaging products are widely diversified among food categories and can be found in nearly every retail grocery channel.

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

In the U.S., many of our consumer packaged goods customers have seen pressure on their sales volumes during recent years for a variety of reasons, including shifting consumer preferences.  We have invested in equipment that is well-suited to on-trend opportunities, and we have been implementing deliberate action plans to align our resources to pursue these targeted areas of  growth.

Additionally, the political instability and incrementally challenging economic environment in Brazil have been impacting our business. As consumers, retailers, and our customers react to the situation in the region, our unit volumes and mix of products sold have been adversely impacted. During 2018 and 2017, the challenges associated with the economic environment in Brazil put pressure on our sales and earnings. We are overcoming the profit impact of these headwinds through our cost savings efforts.

Sales by Geography

Sales by Geographic Area (in millions)	2018	2017	2016
United States	$2,948.3	$2,847.3	$2,845.3
Brazil	420.7	482.1	483.5
Other Americas	207.9	229.3	219.6
Europe	321.5	290.0	263.5
Asia-Pacific	191.5	197.5	192.5
Total	$4,089.9	$4,046.2	$4,004.4

Restructuring
Refer to Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

2017 Restructuring and Cost Savings Plan ("2017 Plan")
During the second quarter of 2017, we initiated restructuring activities to improve efficiency and profitability that further position us for long-term success.  We announced the remaining details of the 2017 Plan during the third quarter.  The 2017 Plan includes the following actions: the closure of four manufacturing facilities for which business will be relocated to existing facilities, the closure of an additional manufacturing facility for which business will not be relocated, the consolidation of office space, and the reduction of our administrative support cost structure, which includes the elimination of 500 positions.  The total program cost is estimated at $110 to $125 million, including $65 to $70 million in total pre-tax restructuring charges, $35 to $45 million in pre-tax other plan-related costs and approximately $10 million in capital investment related to executing the 2017 Plan.  We expect an annual pre-tax savings run rate of approximately $65 million by 2019 from the 2017 Plan.

During 2018, we recorded restructuring charges totaling $21.1 million, of which $1.8 million related to the 2016 Restructuring Plan. Restructuring charges consisted primarily of employee termination costs and fixed asset write-downs of equipment.  In addition, we recorded $4.6 million in other plan-related costs related to the 2017 Plan which consisted of consulting fees and impairment on assets sold.

The 2017 Plan is expected to be completed by the end of 2020.  Total restructuring and other plan-related cash payments for the 2017 Plan are estimated to be approximately $75 to $85 million.  Cash payments in the twelve months ended December 31, 2018 were $35.6 million, including $17.4 million of restructuring payments. We expect restructuring and other plan-related payments of approximately $22 million in 2019 and the balance in 2020.

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

Acquisition of SteriPack Group
On April 29, 2016, we acquired the medical device packaging operations and related value-added services of SteriPack Group, a global manufacturer of sterile packaging solutions for medical device and pharmaceutical applications. This acquisition includes a facility in Ireland as well as packaging production assets in Malaysia and the U.S. The cash purchase price was $115.5 million.

Results of Operations

Consolidated Overview

(in millions, except per share amounts)	2018	2017	2016
Net sales	$4,089.9	$4,046.2	$4,004.4
Net income	225.7	94.0	236.2
Diluted earnings per share	2.47	1.02	2.48
Adjusted diluted earnings per share (1)	2.79	2.39	2.69

(1)	Refer to "Presentation of Non-GAAP Financial Information".

 2018 versus 2017
Net sales for the year ended December 31, 2018 increased 1.1 percent from the same period of 2017. The impact of currency translation reduced net sales by 2.4 percent.  The Evadix acquisition increased net sales by 0.2 percent in the current year.

Diluted earnings per share for the year ended December 31, 2018 were $2.47 compared to $1.02 reported in the same period of 2017.  Results for 2018 included a $0.38 per share charge for restructuring and related costs related primarily to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning our cost structure to the business environment in which we operate. The 2018 results also included a $0.09 per share benefit related to the Tax Cuts and Jobs Act of 2017, an $0.11 per share benefit related to a final Brazilian court decision related to indirect taxes previously paid and a $0.14 per share charge comprised of costs related to the pending transaction with Amcor.

Results for 2017 included a $0.42 per share charge for restructuring costs related primarily to planned plant closures in the Latin America Packaging and U.S. Packaging segments. Results also included a $1.59 per share charge related to a non-cash goodwill impairment in the Latin America Packaging segment. This impairment is a result of the impact on profits from the decline in the economic environment in Brazil during 2017 and the slow economic recovery. An $0.08 per share charge related to a pension settlement charge was also included in the 2017 results. We initiated a program during the third quarter of 2017 in which we offered terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as a lump sum. In addition, results included a $0.74 per share benefit related to the Tax Cuts and Jobs Act of 2017. The non-cash benefit recognized is due to the revaluation of deferred tax assets and liabilities from the change in the U.S. Federal statutory tax rate from 35 percent to 21 percent netted against the increase to taxes from the one-time transition tax on unremitted earnings. A $0.02 per share charge comprised of acquisition costs and hurricane-related expenses incurred at our Puerto Rico facility are also included in 2017 results.

2017 versus 2016
Net sales for the year ended December 31, 2017 increased 1.0 percent from the same period of 2016. The impact of currency translation increased net sales by 0.4 percent. The SteriPack and Evadix acquisitions increased net sales by 0.6 percent in the current year.
Diluted earnings per share from continuing operations for the year ended December 31, 2017 were $1.02 compared to $2.48 reported in the same period of 2016. Results for 2017 included a $0.42 per share charge for restructuring costs related primarily to planned plant closures in the Latin America Packaging and U.S. Packaging segments and a $1.59 per share charge related to a non-cash goodwill impairment in the Latin America Packaging segment, as discussed above. An $0.08 per share charge related to a pension settlement charge was also included in the 2017 results. In addition, results included a $0.74 per share benefit related to the Tax Cuts and Jobs Act of 2017. A $0.02 per share charge comprised of acquisition costs and hurricane-related expenses incurred at our Puerto Rico facility are also included in 2017 results.
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

U.S. Packaging Business Segment
Our U.S. Packaging segment represents all food, consumer, and industrial products packaging-related manufacturing operations located in the U.S. Our U.S. Packaging business segment provides packaging for a variety of applications used in packaging meat and cheese, dairy and liquids, confectionery and snack foods, frozen foods, lawn and garden products, pet food, health and hygiene products, beverages, bakery goods, and dry foods.

(dollars in millions)	2018	2017	2016
Net sales	$2,698.5	$2,626.0	$2,621.1
Operating profit	360.2	352.5	400.0
Operating profit as a percentage of net sales	13.3%	13.4%	15.3%

2018 versus 2017
U.S. Packaging net sales of $2.7 billion for the full year 2018 represent an increase of 2.8 percent compared to the same period of 2017. The increase in net sales was driven by price and mix. Compared to the prior year, unit volumes were down approximately one percent, driven by the Company’s planned exit of infant care business at its Shelbyville, Tennessee facility.

 Operating profit increased to $360.2 million for the full year 2018, or 13.3 percent of net sales, compared to $352.5 million, or 13.4 percent of net sales, in 2017. Operating profit in 2018 included the benefit of cost savings from the Company’s Agility plan and improved operations, partially offset by the impact of increased freight costs, customer incentives, and employee pay-for-performance.

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

(dollars in millions)	2018	2017	2016
Net sales	$628.6	$711.4	$703.1
Operating profit	48.1	30.0	50.0
Operating profit as a percentage of net sales	7.7%	4.2%	7.1%

2018 versus 2017
Latin America Packaging net sales of $628.6 million for the full year 2018 represent an decrease of 11.6 percent compared to the full year of 2017. Currency translation and the impact of implementing high inflation accounting in the Company’s business in Argentina decreased net sales by 16.1 percent. Organic sales growth of 4.5 percent reflects improved sales price and mix, partially offset by decreased unit volumes of approximately 10 percent driven primarily by the exit of some laundry detergent packaging volume in Brazil that is converting to another packaging format.

Latin America operating profit increased to $48.1 million for the full year of 2018 compared to $30.0 million in 2017. 2018 results include a $15.3 million benefit connected to a final Brazilian court decision related to indirect taxes previously paid. The net impact of currency translation decreased operating profit during 2018 by $4.8 million. Additionally, the implementation of high inflation accounting in the Company’s Argentina business negatively impacted operating profit by $2.2 million during 2018. The remaining $9.8 million increase in Latin America Packaging operating profit during 2018 was driven by variable and fixed cost savings actions implemented in light of the continued challenging economic environment in Brazil and the Company’s Agility plan, partially offset by the impact of decreased volume.

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

(dollars in millions)	2018	2017	2016
Net sales	$762.8	$708.8	$680.2
Operating profit	81.2	61.1	64.0
Operating profit as a percentage of net sales	10.6%	8.6%	9.4%

2018 versus 2017
Rest of World Packaging net sales of $762.8 million for the full year 2018 represented an increase of 7.6 percent compared to the full year of 2017. Currency translation increased net sales by 2.4 percent. The acquisition of Evadix increased net sales by 0.9 percent. Organic sales growth of 4.3 percent reflects increased price and mix and increased unit volumes of approximately 3 percent, driven by strength in the Company’s healthcare packaging business.

Rest of World operating profit for the full year 2018 was $81.2 million, compared to $61.1 million, for the same period in 2017. The net impact of currency translation increased operating profit during 2018 by $1.2 million. The remaining increase in operating profit in Rest of World Packaging was driven by strong operational performance and increased sales volume in the Company’s healthcare packaging business.

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

Consolidated Gross Profit

(dollars in millions)	2018	2017	2016
Gross profit	$805.1	$786.2	$866.5
Gross profit as a percentage of net sales	19.7%	19.4%	21.6%

Compared to 2017, gross profit in 2018 improved as a result of Agility cost savings and growth in our global healthcare packaging business, partially offset by higher costs related to freight, customer incentives and employee pay-for-performance.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2018	2017	2016
Selling, general, and administrative expenses (SG&A)	$377.9	$385.2	$390.5
SG&A as a percentage of net sales	9.2%	9.5%	9.8%

Selling, general, and administrative expenses ("SG&A") declined in 2018 as a result of the benefits of Agility savings, partially offset by higher employee pay-for-performance costs, that had resulted in minimal expense in 2017 based on Company performance.

Research and Development (R&D)

(dollars in millions)	2018	2017	2016
Research and development (R&D)	$38.0	$42.9	$46.5
R&D as a percentage of net sales	0.9%	1.1%	1.2%

R&D expenses over the periods presented reflect our cost-savings efforts that were initiated while still maintaining the critical innovation and development work to create long-term growth opportunities and improve plant operating performance.

Restructuring and Other Costs

(dollars in millions)	2018	2017	2016
Restructuring and other costs	$61.9	$60.4	$28.6
Restructuring and other costs as a percentage of net sales	1.5%	1.5%	0.7%

Restructuring costs include costs related to the 2016 Restructuring Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning our cost structure to the business environment in which we operate. Refer to Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Other costs include restructuring related costs, a pension settlement charge, acquisition costs, and hurricane-related expenses. Restructuring related costs include professional fees for consultants and asset impairment charges. In 2018, other costs include costs related to the pending transaction with Amcor. In 2017, other costs are comprised of acquisition costs and hurricane-related expenses incurred at the Puerto Rico facility. In 2016, other costs are comprised primarily of acquisition costs associated with the SteriPack acquisitions. Other costs also includes the gain on sale of land and building related to the sale of a plant in Latin America in 2016.

Goodwill Impairment Charge

(dollars in millions)	2018	2017	2016
Goodwill impairment charge	$—	$196.6	$—
Goodwill impairment charge as a percentage of net sales	—%	4.9%	—%

We recognized a non-cash goodwill impairment charge related to the Latin America Packaging segment during 2017. This impairment is a result of the impact on profits from the decline in the economic environment in Brazil during 2017 and the slow economic recovery. The impairment charge recognized was $196.6 million pre-tax ($145.5 million, net of taxes). Refer to Note 2 - Significant Accounting Policies for additional information.

Other Operating Income

(dollars in millions)	2018	2017	2016
Other operating income	$(31.7)	$(20.9)	$(10.4)

In 2018, we recorded a $15.3 million non-cash benefit for Brazil tax credits as a result of a final Brazilian court decision related to indirect taxes previously paid. Excluding the Brazilian tax credits, which include interest income, the largest component of other operating income is fiscal incentives, which are also associated with our Brazilian operations and are included in the results of our Latin American Packaging segment.  Fiscal incentives totaled $8.6 million in 2018, $10.3 million in 2017, and $9.9 million in 2016.

Interest Expense

(dollars in millions)	2018	2017	2016
Interest expense	$76.1	$65.8	$60.2
Effective interest rate	5.2%	4.2%	4.1%

During 2018, interest expense increased, primarily due to higher U.S. variable interest rates.

Interest expense increased in 2017 reflecting the September 2016 refinancing of short-term floating rate debt with long-term fixed rate public bonds with a higher interest rate.

Other Non-operating (Income) Expense

(dollars in millions)	2018	2017	2016
Other non-operating (income) expense	$(2.8)	$3.5	$0.2

In 2018, we recorded interest income of $2.7 million and non-operating pension income of $0.1 million. In 2017, we recorded interest income of $2.8 million, offset by $6.3 million of non-operating pension expense attributable to the initiation of a program during the third quarter of 2017 in which we offered terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as a lump sum. In 2016, we recorded interest income of $2.5 million, foreign exchange losses of $0.7 million, and non-operating pension expenses of $2.0 million.

Income Taxes

(dollars in millions)	2018	2017	2016
Income taxes	$60.0	$(41.3)	$114.7
Effective tax rate	21.0%	(78.4)%	32.7%

Other than the differences noted below, any difference between our overall tax rate for 2018 and the U.S. statutory rate of 21 percent principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which we operate. Our overall tax expense in 2018 is primarily driven by our operations within the United States.

The effective tax rate for 2017 of (78.4%) was impacted primarily by the impairment of the Latin America Packaging reporting unit’s goodwill and new tax legislation in the U.S.  In the fourth quarter of 2017, we recorded a full impairment of the Latin America Packaging reporting unit’s goodwill which included a $51.1 million deferred tax benefit related to tax deductible goodwill.  We also recorded a provisional discrete net tax benefit of $67.2 million related to the Tax Cuts and Jobs Act (TJCA) of 2017 in the period ending December 31, 2017.  This consisted of a $77.8 million net benefit due to the remeasurement of our deferred tax accounts for the corporate rate reduction and a net expense for the transition tax of $10.6 million.  In the fourth quarter of 2018, we finalized the calculations of the impact of the TCJA and recorded a net additional benefit of $8.2 million.

Our 2018 and 2017 first quarter results included discrete income tax expense of $0.4 million and a discrete income tax benefit of approximately $0.9 million corresponding to the adoption of accounting guidance related to employee share-based payment accounting (See Note 3). We expect similar discrete income tax impacts in future years that will vary dependent upon the value of share-based payouts in those years.

Presentation of Non-GAAP Information
This Annual Report on Form 10-K refers to non-GAAP financial measures: adjusted diluted earnings per share, organic sales growth (decline), and net debt.  These non-GAAP financial measures adjust for factors that are unusual or unpredictable.  These measures exclude goodwill impairment charges, costs related to the pending transaction with Amcor, impact of significant tax reform, certain pension settlement charges, the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation and the write-down of equipment.  These measures also exclude gains or losses on sales of significant property and divestitures, certain litigation matters, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory and order backlog and changes in the fair value of deferred acquisition payments.  This adjusted information should not be construed as an alternative to results determined in accordance with accounting principles generally accepted in the United States of America (GAAP).  Management of the Company uses non-GAAP measures to evaluate operating performance and believes that these non-GAAP measures are useful to enable investors to perform comparisons of current and historical performance of the Company.

A reconciliation of reported diluted earnings per share to adjusted diluted earnings per share for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 follows:

	Twelve Months Ended December 31,
	2018	2017	2016	2015	2014
Diluted earnings per share, as reported	$2.47	$1.02	$2.48	$2.47	$2.36

Non-GAAP adjustments per share, net of taxes:
Restructuring and related costs (1)	0.38	0.42	0.16	0.05	—
Goodwill impairment charge (2)	—	1.59	—	—	—
Pension settlement charge (3)	—	0.08	—	—	—
Tax reform (4)	(0.09)	(0.74)	—	—	—
Other charges (5)	0.14	0.02	0.05	0.03	(0.06)
Brazil tax credits (6)	(0.11)	—	—	—	—

Diluted earnings per share, as adjusted	$2.79	$2.39	$2.69	$2.55	$2.30

(1)
Restructuring and related costs include costs primarily related to the 2016 Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to the business environment in which it operates. Restructuring related costs include professional fees for consultants and asset impairment charges. Restructuring and related costs totaled $47.6 million and $57.7 million for the years ended December 31, 2018 and 2017, respectively. Net of taxes, restructuring and related costs totaled approximately $35.2 million and $38.6 million for the years ended December 31, 2018 and 2017, respectively.

(2)
The Company recognized a non-cash goodwill impairment charge related to the Latin America Packaging segment. This impairment charge is a result of the impact on profits from the decline in the economic environment in Brazil during 2017 and the slow economic recovery. The impairment charge was $196.6 million pre-tax and $145.5 million, net of taxes.

(3)
The Company initiated a program during the third quarter of 2017 in which we offered terminated vested participants in the U.S. qualified retirement plans the opportunity to receive their benefits early as a lump sum. The Company recognized a $10.1 million pre-tax pension settlement charge in the fourth quarter of 2017. This charge was $6.8 million, net of taxes.

(4)
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed by the President of the United States and became enacted law. The Company recognized a $67.2 million non-cash tax benefit in the fourth quarter of 2017. This benefit is due to the revaluation of deferred tax assets and liabilities from the change in the U.S. Federal statutory tax rate from 35 percent to 21 percent netted against the increase to taxes from the one-time transition tax on unremitted earnings. Amounts reported in 2018 reflect final refinements related to the impact of the TCJA based upon regulations promulgated during 2018.

(5)
In 2018, other costs include costs related to the pending transaction with Amcor. In 2017, other costs are comprised of acquisition costs and hurricane-related expenses incurred at the Puerto Rico facility. In 2016, other costs are comprised primarily of acquisition costs associated with the SteriPack acquisition. Other costs also includes the gain on sale of land and building related to the sale of a plant in Latin America in 2016. In 2015, other costs are comprised primarily of acquisition costs associated with the Emplal Participações S.A. acquisition and charges related to contingent liabilities associated with a prior acquisition. In 2014, other costs are comprised of the gain on the sale of the Paper Packaging Division.

(6)
In the fourth quarter of 2018, the Company recognized a non-cash benefit for Brazil tax credits as a result of a final Brazilian court decision related to indirect taxes previously paid. The benefit was $15.3 million pre-tax and $10.1 million net of taxes.

A reconciliation of total debt to net debt at December 31, 2018 and December 31, 2017 follows:

(in millions)	December 31, 2018	December 31, 2017
Current portion of long-term debt	$1.8	$5.0
Short-term borrowings	10.2	16.0
Long-term debt, less current portion	1,348.6	1,542.4
Total debt	1,360.6	1,563.4
Less cash and cash equivalents	(76.1)	(71.1)
Net debt	$1,284.5	$1,492.3

The components of changes in net sales for the years ended December 31, 2018, 2017, and 2016 follow:

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
	Percent Change YoY	Percent Change YoY	Percent Change YoY
U.S. Packaging:
Organic sales growth (decline)	2.8%	0.2%	(4.6)%
U.S. Packaging	2.8%	0.2%	(4.6)%

Latin America Packaging:
Currency effect	(16.1)%	4.0%	(15.7)%
Acquisition effect	—%	—%	6.0%
Organic sales growth (decline)	4.5%	(2.8)%	11.1%
Latin America Packaging	(11.6)%	1.2%	1.4%

Rest of World Packaging:
Currency effect	2.4%	(1.7)%	(5.2)%
Acquisition effect	0.9%	3.7%	8.1%
Organic sales growth (decline)	4.3%	2.2%	4.9%
Rest of World Packaging	7.6%	4.2%	7.8%

Total Company:
Currency effect	(2.4)%	0.4%	(3.5)%
Acquisition effect	0.2%	0.6%	2.4%
Organic sales growth (decline)	3.3%	—%	(0.5)%
Total change in net sales	1.1%	1.0%	(1.6)%

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

Liquidity and Capital Resources

Net Debt to Total Capitalization
Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 49.8 percent at December 31, 2018, compared to 53.9 percent at December 31, 2017.  Total debt as of December 31, 2018 and 2017 was approximately $1.4 billion and $1.6 billion, respectively.

Credit Rating
Our capital structure and financial practices have earned us investment grade credit ratings from two nationally recognized credit rating agencies. These credit ratings are important to our ability to issue commercial paper at favorable rates of interest.

During the second quarter of 2018, the Company's long-term credit rating was downgraded to BBB- from BBB by Standard & Poor's. The outlook is stable. The downgrade does not have a material impact on the Company's ability to issue debt at favorable rates of interest.

Cash Flow
Net cash provided by operations totaled $461.5 million for the year ended December 31, 2018, compared to $379.0 million in 2017 and $437.4 million in 2016.  During 2018, increased profit and working capital improvements contributed to the increase in cash flow from operations. Lower cash flow from operations in 2017 reflects lower profit levels, partially offset by the benefits of working capital improvements made during 2017. Net cash provided by operations was reduced by income tax payments of $44.0 million, $73.5 million and $93.1 million during 2018, 2017, and 2016, respectively. Net cash provided by operations was reduced by contributions to our defined benefit pension plans of $2.0 million, $4.0 million and $20.7 million during 2018, 2017, and 2016, respectively. Cash flow from operations included cash used for restructuring and related activities of $38.6 million in 2018 and $24.5 million in 2017.

 Net cash used in investing activities totaled $139.9 million for the year ended December 31, 2018 compared to $177.9 million in 2017 and $311.2 million in 2016. Capital expenditures totaled $143.5 million, $188.5 million, and $208.3 million for 2018, 2017, and 2016, respectively. Cash used for acquisitions totaled $3.9 million for 2017, primarily related to our Evadix acquisition, and $114.5 million for 2016, primarily related to our SteriPack acquisition. In 2017, we received approximately $5.6 million as net proceeds from the sale of land and buildings in the United States related to a previous restructuring program. In 2016, we received approximately $10.1 million as net proceeds from the sales of land and buildings in Brazil and Mexico related to a previous restructuring program.

Net cash used in financing activities for the years ended December 31, 2017 and 2016 included share repurchases of $103.8 million and $143.9 million, respectively. There were no share repurchases during the year ended December 31, 2018. Net change in total debt was due to repayment of $198.5 million in 2018 and borrowings of $16.2 million and $157.1 million for 2017, and 2016, respectively.

Available Financing
In addition to using cash provided by operations, we issue commercial paper to meet our short-term liquidity needs.  At year-end, our commercial paper debt outstanding was $50.0 million.  Based on our current credit rating, we enjoy ready access to the commercial paper markets.

On July 22, 2016, we amended our $1.1 billion revolving credit facility, extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks. Covenants imposed by the revolving credit facility include a minimum net worth calculation and a maximum ratio of debt to total capitalization as defined in our credit agreement. As of December 31, 2018, there was $50.0 million of debt outstanding supported by this credit facility, leaving over $1.0 billion of available credit. If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs. Borrowings under the credit agreement would be subject to a variable interest rate. We are in compliance with all debt covenants.

On September 15, 2016, we issued $300 million aggregate principal amount of senior notes due in 2026 with a fixed interest rate of 3.1 percent. The proceeds were used to repay outstanding commercial paper and for general corporate purposes.

Liquidity Outlook
As of December 31, 2018, cash and cash equivalents outside of the United States was $69.9 million. We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, our participating subsidiaries maintain either a cash deposit or borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. This notional pooling arrangement allows reasonable access to our cash in foreign subsidiaries, and provides a financing option to foreign subsidiaries beyond our multi-currency credit facility.

Management expects cash flow from operations and available liquidity described above to be sufficient to support operations going forward.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.  In addition, increases in raw material costs would increase our short term liquidity needs.

Capital Expenditures
Capital expenditures were $143.5 million during 2018, compared to $188.5 million in 2017, and $208.3 million in 2016.  2018 capital spending reflects slightly lower levels as we were able to absorb the additional assets placed during the prior years. 2017 and 2016 capital spending levels included growth projects and asset recapitalization projects, in line with our strategy. We anticipate future capital spending within the general range of depreciation and amortization.

Dividends

We increased our quarterly cash dividend by 3.3 percent during the first quarter of 2018 to $0.31 per share from $0.30 per share.  This follows increases of 3.4 percent in 2017 and 3.6 percent in 2016.  In February 2019, the Board of Directors approved the 36th consecutive annual increase in the quarterly cash dividend on common stock to $0.32 per share, a 3.2 percent increase.

Share Repurchases
We did not purchase any common stock in 2018, in line with the terms of our agreement supporting the pending combination with Amcor. We purchased 2.2 million, and 3.0 million shares of our common stock in the open market during 2017 and 2016, respectively. As of December 31, 2018, a total of 18.2 million shares remained available on our authorizations to purchase common stock for the treasury.

Contractual Obligations
The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other purchase obligations as of December 31, 2018.  Obligations under capital leases are insignificant.

	Contractual Payments Due by Period
(in millions)	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations (1)	$1,357.7	$451.8	$1.4	$401.4	$201.4	$0.8	$300.9
Interest expense (2)	174.9	55.3	38.6	33.5	14.8	9.4	23.3
Operating leases (3)	61.3	7.7	6.7	6.0	5.6	4.7	30.6
Purchase obligations (4)	1,142.6	591.0	276.7	273.9	1.0	—	—
Postretirement obligations (5)	24.1	1.2	1.2	4.9	1.9	1.4	13.5
Total	$2,760.6	$1,107.0	$324.6	$719.7	$224.7	$16.3	$368.3

(1)
Long-term debt maturing in 2019 is $451.8 million. A $400 million note has been classified as a long-term liability in accordance with our ability and intent to refinance such obligations on a long-term basis.  Additionally, we have $50.0 million of commercial paper outstanding which is backed by a bank credit facility that expires on July 22, 2021. The $50.0 million of commercial paper has been classified as a long-term liability in accordance with our ability and intent to refinance such obligations on a long-term basis.  The remaining $1.8 million is the current portion of long-term debt. See Note 13 to the Consolidated Financial Statements for additional information about our long term debt.

(2)
A portion of the interest expense disclosed is subject to variable interest rates.  The amounts disclosed above that relate to commercial paper, the term loan, and the interest rate swap were calculated using forward-looking rates. All other amounts assume that future variable interest rates are equal to rates at December 31, 2018.

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

(5)
Postretirement obligations represent contracts or commitments for postretirement healthcare benefits and benefit payments for the unfunded Bemis Supplemental Retirement Plan.  See Note 11 to the Consolidated Financial Statements for additional information about our postretirement benefit obligations. Postretirement obligations have been recorded in other current liabilities.

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

A portion of the interest expense on our outstanding debt is subject to short-term interest rates.  As such, increases in short-term interest rates will directly impact the amount of interest we pay.  For each one percent increase in variable interest rates, the annual interest expense on $654.3 million of variable rate debt outstanding (which includes $400 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable rate interest rate swap) would increase by approximately $6.5 million.

We enter into interest-rate swap contracts to economically convert a portion of our fixed-rate debt to variable rate debt.  During the fourth quarter of 2011, we entered into four interest rate swap agreements with a total notional amount of $400 million.  These contracts were designated as hedges of our $400 million 4.50 percent fixed-rate debt due in 2021.  The variable rate for each of the interest rate swaps is based on the six-month London Interbank Offered Rate (LIBOR), set in arrears, plus a fixed spread.  The variable rates are reset semi-annually at each net settlement date.  The net settlement expense in 2018 was $1.7 million. The net settlement benefit to us, which is recorded as a reduction in interest expense, was $3.2 million and $4.7 million in 2017 and 2016, respectively.  At December 31, 2018 and 2017, the fair value of these interest rate swaps was $2.7 million and $0.6 million in the bank's favor, respectively, using discounted cash flow or other appropriate methodologies. Asset positions are included in deferred charges and other assets with a corresponding increase in long-term debt.  Liability positions are included in other liabilities and deferred credits with a corresponding decrease in long-term debt.

Our international operations enter into forward foreign currency exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  At December 31, 2018 and 2017, we had outstanding forward exchange contracts with notional amounts aggregating to $0.3 million and $2.7 million, respectively.  Forward exchange contracts generally have maturities of less than six months.  Counterparties to the forward exchange contracts are major financial institutions.  Credit loss from counterparty nonperformance is not anticipated.  We have not designated these derivative instruments as hedging instruments.  The net settlement amount (fair value) related to the active forward foreign currency exchange contracts is recorded on the balance sheet within current assets or current liabilities and as an element of other operating income which offsets the related transactions gains and losses on the related foreign denominated asset or liability.  Amounts recognized in income related to forward exchange contracts were $1.0 million of expense in the year ended December 31, 2018, and $0.8 million of expense in the years ended December 31, 2017 and 2016.

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

Pension costs
We recognize amounts in our financial statements related to our defined benefit pension plans which are frozen for the majority of participants on an actuarial basis.  The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet.  A substantial portion of our pension amounts relate to our defined benefit plans in the United States.  Net periodic pension cost recorded in 2018 was $8.6 million, compared to pension cost of $14.6 million in 2017 and $10.4 million in 2016. We expect pension expense before the effect of income taxes for 2019 to be approximately $6.4 million.

One element used in determining annual pension income and expense in accordance with accounting rules is the expected return on plan assets. Beginning in 2013, we adopted a liability responsive asset allocation policy that becomes more conservative as the funded status of the plans improve. The majority of pension plan assets relate to U.S. plans and the target allocation is currently to invest approximately 69 percent in long-term corporate fixed income securities and approximately 31 percent in return seeking funds.

To develop the expected long-term rate of return on assets assumption, we considered compound historical returns and future expectations based on our target asset allocation.  For the historical long-term investment periods of 10, 15, 20 and 25 years ending December 31, 2018, our U.S. pension plan assets earned annualized rates of return of 9.4 percent, 5.8 percent, 4.9 percent, and 7.6 percent, respectively.  Using our U.S. target asset allocation of plan assets, our outside actuaries have used their independent economic models to calculate a range of expected long-term rates of return and, based on their results, we have determined our U.S. asset return assumptions to be reasonable. As of January 1, 2019, we determined this rate to be 6.75 percent for our U.S. defined benefit pension plans.

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

At the end of each year, we determine the discount rate to be used to calculate the present value of pension plan liabilities.  This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, we look to changes in rates of return on high quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2018, for our U.S. defined benefit pension plans we determined this rate to be 4.25 percent, an increase of 0.50 percent from the 3.75 percent rate used at December 31, 2017.

For our non-U.S. pension plans, we follow similar methodologies in determining the appropriate expected rates of return on assets and discount rates to be used in our actuarial calculations in each individual country.

U.S.  Pension assumptions sensitivity analysis
The following charts depict the sensitivity of estimated 2019 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount rate	Total increase (decrease) to pension expense from current assumption (in millions)	Rate of Return on Plan Assets	Total increase (decrease) to pension expense from current assumption (in millions)
3.25 percent	$7.3	5.75 percent	$5.9
3.50 percent	5.4	6.00 percent	4.4
3.75 percent	3.5	6.25 percent	3.0
4.00 percent	1.7	6.50 percent	1.5
4.25 percent — Current Assumption	—	6.75 percent — Current Assumption	—
4.50 percent	(1.8)	7.00 percent	(1.5)
4.75 percent	(3.4)	7.25 percent	(3.0)
5.00 percent	(5.1)	7.50 percent	(4.4)
5.25 percent	(6.8)	7.75 percent	(5.9)

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

Total increase (decrease) in Accumulated Other Comprehensive
Discount rate	Income, before taxes, from current assumptions (in millions)
3.25 percent	$(80.8)
3.50 percent	(59.0)
3.75 percent	(38.4)
4.00 percent	(18.7)
4.25 percent — Current Assumption	—
4.50 percent	17.7
4.75 percent	34.6
5.00 percent	50.7
5.25 percent	66.0

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets.  Goodwill is not amortized, but instead tested annually or when events and circumstances indicate an impairment may have occurred. Only two of our three reporting units have goodwill and the goodwill is assessed for potential impairment on an annual basis. All goodwill is assigned to reporting units, which is defined as the operating segment, or one level below the operating segment. We have three reporting units which are aligned with our operating segments.

Goodwill for our reporting units is reviewed for impairment annually in the fourth quarter of each year. During 2018, the Company elected a "Step 0" asssessment. The Step 0 assessment requires the evaluation of certain qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as Company and reporting unit factors. During 2017, the Company elected a one-step assessment of goodwill in accordance with Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. During 2016, the Company performed a two-step assessment of goodwill. Under both a one-step and two-step asessement, the determination of the estimated fair value of the reporting units utilizes both an income valuation method and a market multiple method. Significant inputs to the income valuation method include discount rates, long-term sales growth rates and forecasted operating margins. The market multiple method estimates fair value by comparing the Company to similar public companies.

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

Intangible assets consist primarily of purchased customer relationships, technology, trademarks, and tradenames and are amortized using the straight-line method over their estimated useful lives, which range from one to 30 years.  We review these intangible assets for impairment as changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable.  The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows.  These estimates and projections require judgments as to future events, condition, and amounts of future cash flows. We have no indefinite-lived intangible assets.

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

Our estimates related to uncertain tax positions and provisional tax estimates for the recently passed U.S. tax legislation are described further in Note 15.

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

The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (2013)).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2018.  Item 9A of this Annual Report on Form 10-K contains management’s favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework (2013) criteria.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets quarterly with management, the Acting Vice President of Internal Audit, and independent accountants to review the work of each and to satisfy itself that the respective parties are properly discharging their responsibilities.  PricewaterhouseCoopers LLP and the Acting Vice President of Internal Audit have had and continue to have unrestricted access to the Audit Committee, without the presence of Company management.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bemis Company, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bemis Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A . Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 15, 2019

We have served as the Company’s auditor since at least 1949. We have not been able to determine the specific year we began serving as auditor of the Company.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

For the years ended December 31,	2018	2017	2016
Net sales	$4,089.9	$4,046.2	$4,004.4
Cost of products sold (1)	3,284.8	3,260.0	3,137.9

Gross profit	805.1	786.2	866.5

Operating expenses:
Selling, general, and administrative expenses (1)	377.9	385.2	390.5
Research and development costs	38.0	42.9	46.5
Restructuring and other costs (1)	61.9	60.4	28.6
Goodwill impairment charge	—	196.6	—
Other operating income	(31.7)	(20.9)	(10.4)

Operating income	359.0	122.0	411.3

Interest expense	76.1	65.8	60.2
Other non-operating (income) loss (1)	(2.8)	3.5	0.2

Income from continuing operations before income taxes	285.7	52.7	350.9

Income tax provision (benefit)	60.0	(41.3)	114.7

Net income	$225.7	$94.0	$236.2

Basic earnings per share:
Net income	$2.48	$1.03	$2.51

Diluted earnings per share:
Net income	$2.47	$1.02	$2.48

Cash dividends paid per share	$1.24	$1.20	$1.16

(1)	Prior year information has been recast to reflect the adoption of pension accounting changes during the first quarter of 2018 and conform to current year presentation.

See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

For the years ended December 31,	2018	2017	2016
Net income	$225.7	$94.0	$236.2
Other comprehensive income (loss):
Translation adjustments	(94.3)	39.6	35.8
Pension and other postretirement liability adjustments, net of tax (a)	(16.5)	13.7	26.3
Other comprehensive income (loss)	(110.8)	53.3	62.1
Total comprehensive income	$114.9	$147.3	$298.3

(a) - Tax (expense) benefit related to pension and other postretirement liability adjustments	$5.9	$(9.6)	$(17.8)
See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

As of December 31,	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$76.1	$71.1
Trade receivables	443.3	448.7
Inventories	619.5	620.2
Prepaid expenses and other current assets	95.7	97.1
Total current assets	1,234.6	1,237.1

Property and equipment:
Land and land improvements	54.1	57.3
Buildings and leasehold improvements	652.8	644.5
Machinery and equipment	2,036.5	2,073.5
Total property and equipment	2,743.4	2,775.3
Less accumulated depreciation	(1,493.1)	(1,457.2)
Net property and equipment	1,250.3	1,318.1

Other long-term assets:
Goodwill	845.2	852.7
Other intangible assets, net	121.4	142.3
Deferred charges and other assets	119.5	149.7
Total other long-term assets	1,086.1	1,144.7
TOTAL ASSETS	$3,571.0	$3,699.9

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1.8	$5.0
Short-term borrowings	10.2	16.0
Accounts payable	515.9	477.2
Employee-related liabilities	94.3	73.1
Accrued income and other taxes	33.3	30.5
Other current liabilities	46.1	64.3
Total current liabilities	701.6	666.1

Long-term debt, less current portion	1,348.6	1,542.4
Deferred taxes	166.7	153.5
Other liabilities and deferred credits	138.2	136.7
Total liabilities	2,355.1	2,498.7

Commitments and contingencies (See Note 18)

EQUITY
Bemis Company, Inc. shareholders’ equity:
Common stock, $0.10 par value:
Authorized — 500.0 shares
Issued — 129.3 and 129.1 shares, respectively	12.9	12.9
Capital in excess of par value	604.2	590.4
Retained earnings	2,456.7	2,324.8
Accumulated other comprehensive loss	(525.5)	(394.5)
Common stock held in treasury (38.3 shares at cost)	(1,332.4)	(1,332.4)
TOTAL EQUITY	1,215.9	1,201.2

TOTAL LIABILITIES AND EQUITY	$3,571.0	$3,699.9
See accompanying notes to consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the years ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income	$225.7	$94.0	$236.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167.6	169.8	162.1
Goodwill impairment charge	—	196.6	—
Excess tax benefit from share-based payment arrangements	—	—	(4.5)
Share-based compensation	19.6	17.4	18.1
Deferred income taxes	25.5	(131.2)	26.2
Income of unconsolidated affiliated company	(2.3)	(2.9)	(2.2)
Cash dividends received from unconsolidated affiliated company	2.7	—	2.7
Net loss (gain) on disposal of property and equipment	(0.1)	6.6	(0.1)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	(26.4)	17.3	7.5
Inventories	(19.1)	(64.1)	(7.5)
Prepaid expenses and other current assets	(4.7)	(17.2)	1.0
Accounts payable	60.1	90.8	37.8
Employee-related liabilities	24.4	(7.2)	(15.6)
Accrued income and other taxes	4.5	(0.4)	(0.7)
Other current liabilities	(16.0)	(3.6)	(22.9)
Other liabilities and deferred credits	(6.3)	86.7	17.6
Deferred charges and other assets	6.3	(73.6)	(18.3)
Net cash provided by operating activities	461.5	379.0	437.4

Cash flows from investing activities:
Additions to property and equipment	(143.5)	(188.5)	(208.3)
Business acquisitions and adjustments, net of cash acquired	—	(3.9)	(114.5)
Proceeds from sales of property and equipment	3.6	14.5	11.6
Net cash used in investing activities	(139.9)	(177.9)	(311.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2.2	299.0
Repayment of long-term debt	(4.2)	—	(23.8)
Net borrowing (repayment) of commercial paper	(188.2)	17.0	(110.0)
Net repayment of short-term debt	(6.1)	(3.0)	(8.1)
Cash dividends paid to shareholders	(113.8)	(111.2)	(113.9)
Common stock purchased for the treasury	—	(103.8)	(143.9)
Excess tax benefit from share-based payment arrangements	—	—	4.5
Stock incentive programs and related withholdings	(5.8)	(8.5)	(14.2)
Net cash used in financing activities	(318.1)	(207.3)	(110.4)

Effect of exchange rates on cash and cash equivalents	1.5	3.1	(0.8)

Net increase (decrease) in cash and cash equivalents	5.0	(3.1)	15.0
Cash and cash equivalents balance at beginning of year	71.1	74.2	59.2

Cash and cash equivalents balance at end of year	$76.1	$71.1	$74.2

Interest paid during the year	$74.0	$63.8	$57.4
Income taxes paid during the year	$44.0	$73.5	$93.1
See accompanying notes to consolidated financial statements

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Common Stock Held In Treasury	Total
Balance as of December 31, 2015	$12.8	$573.2	$2,216.0	$(509.9)	$(1,084.7)	$1,207.4

Net income			236.2			236.2
Other comprehensive income				62.1		62.1
Cash dividends declared on common stock			(110.5)			(110.5)
Stock incentive programs and related tax withholdings (0.6 shares)	0.1	(14.3)				(14.2)
Excess tax benefit from share-based compensation arrangements		4.5				4.5
Share-based compensation		18.1				18.1
Purchase of 3.0 shares of common stock for the treasury					(143.9)	(143.9)
Balance as of December 31, 2016	12.9	581.5	2,341.7	(447.8)	(1,228.6)	1,259.7

Net income			94.0			94.0
Other comprehensive income				53.3		53.3
Cash dividends declared on common stock			(110.9)			(110.9)
Stock incentive programs and related tax withholdings (0.3 shares)		(8.5)				(8.5)
Share-based compensation		17.4				17.4
Purchase of 2.2 shares of common stock for the treasury					(103.8)	(103.8)
Balance as of December 31, 2017	12.9	590.4	2,324.8	(394.5)	(1,332.4)	1,201.2

Net income			225.7			225.7
Other comprehensive loss				(110.8)		(110.8)
Cash dividends declared on common stock			(114.0)			(114.0)
Stock incentive programs and related tax withholdings (0.2 shares)		(5.8)				(5.8)
Reclassification due to the adoption of ASU 2018-02			20.2	(20.2)		—
Share-based compensation		19.6				19.6
Balance as of December 31, 2018	$12.9	$604.2	$2,456.7	$(525.5)	$(1,332.4)	$1,215.9
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — BUSINESS DESCRIPTION

Bemis Company, Inc. (the "Company"), a Missouri corporation based in Neenah, Wisconsin, was founded in 1858 and incorporated in 1885 as Bemis Bro. Bag Company.  In 1965 the name was changed to Bemis Company, Inc.  At December 31, 2018, the Company employed approximately 15,700 individuals and had 54 manufacturing facilities.  The Company manufactures and sells packaging products globally.

The Company’s business activities are organized around its three business segments, U.S. Packaging, Latin America Packaging, and Rest of World Packaging.  The Company’s packaging businesses have a strong technical base in polymer chemistry, film extrusion, coating, laminating, printing, and converting.  The Company’s products are primarily sold in the food industry, which accounted for approximately 80 percent of net sales in 2018.  The Company’s packaging products are widely diversified among food categories and can be found in nearly every aisle of the grocery store.  Other markets include chemical, agribusiness, medical, pharmaceutical, personal care products, electronics, industrial, and other consumer goods.  All markets are considered to be highly competitive as to price, innovation, quality, and service.

Definitive Transaction Agreement with Amcor

On August 6, 2018, the Company announced that its Board of Directors, along with the Board of Directors of Amcor Limited (“Amcor”), unanimously approved a definitive agreement (the "Agreement”) under which Bemis will combine with Amcor in an all-stock combination (“the Transaction”).

The Transaction will be effected at a fixed exchange ratio of 5.1 Amcor shares for each share of the Company, resulting in Amcor and Bemis shareholders owning approximately 71% and 29% of the combined company, respectively. Closing of the Transaction is conditional upon the receipt of regulatory approvals, approval by both Amcor and Bemis shareholders, and satisfaction of other customary conditions. Subject to the satisfaction of the conditions to closing, the Transaction is targeted to close in the second quarter of calendar year 2019.

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
During 2018, in connection with the Transaction, the Company incurred pre-tax expenses of $14.3 million related to professional fees which are recorded in Restructuring and other costs in the condensed consolidated statement of income.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany transactions and accounts have been eliminated.  Joint ventures which are not majority controlled are accounted for by the equity method of accounting with earnings of $2.3 million, $2.9 million, and $2.2 million in 2018, 2017, and 2016, respectively, included in other operating income on the accompanying consolidated statement of income.  Investments in joint ventures of $6.9 million and $8.9 million as of December 31, 2018 and 2017, respectively, are included in deferred charges and other assets on the accompanying consolidated balance sheet.

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

Translation of foreign currencies:  The Company considers the local currency to be the functional currency for substantially all foreign subsidiaries.  Assets and liabilities are translated at the exchange rate as of the balance sheet date.  All revenue and expense accounts are translated at average exchange rates in effect during the year.  Translation gains or losses are recorded in the foreign currency translation component in accumulated other comprehensive loss in shareholders’ equity.  Foreign currency transaction losses of $0.3 million and $0.6 million in 2018 and 2017, respectively, and gains of $0.4 million in 2016, are included as a component of other operating income.  Foreign currency transaction losses of $0.7 million were recorded within non-operating income in 2016. There were no foreign currency transaction losses recorded within non-operating income in 2018 or 2017.

During the third quarter of 2018, we began accounting for our operations in Argentina as highly inflationary, as the country’s three-year cumulative inflation rate exceeded 100%. As a result, the functional currency of our Argentine subsidiary became the U.S. dollar.

Revenue recognition:  The Company generates revenue by providing its customers with flexible and rigid plastic packaging serving a variety of markets including food, consumer products and healthcare end markets. The Company enters into a variety of agreements with customers, including quality agreements, pricing agreements and master supply agreements which outline the terms under which the Company does business with a specific customer. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement. All revenue recognized in the income statement is considered to be revenue from contracts with customers.

The Company typically satisfies the obligation to provide packaging to customers at a point in time upon shipment when control is transferred to customers. Revenue is recognized net of allowances for returns and customer claims and any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company does not have contract assets or contract liabilities. The Company disaggregates revenue based on geography. Disaggregation of revenue is presented in Note 19 - Segments of Business.

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

Trade receivables:  Trade accounts receivable are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments.  When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to allowance for doubtful accounts.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to trade receivables.  Trade receivables are presented net of an allowance for doubtful accounts of $16.4 million and $17.7 million at December 31, 2018 and 2017, respectively.

The Company enters into supply chain financing programs from time to time to sell trade receivables without recourse to third-party financial institutions.  Sales of trade receivables are reflected as a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. During both the years ended December 31, 2018 and 2017, the Company sold without recourse trade receivables representing approximately 20 percent of net sales, and the associated discount on sale of trade receivables was not significant.

Inventory valuation:  Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized at December 31, as follows:

(in millions)	2018	2017
Raw materials and supplies	$197.4	$198.3
Work in process and finished goods	422.1	421.9
Total inventories	$619.5	$620.2

Property and equipment:  Property and equipment are stated at cost.  Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.  Plant and equipment are depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of assets as follows:  land improvements, 15-30 years; buildings, 15-45 years; leasehold and building improvements, the lesser of the lease term or 8-20 years; and machinery and equipment, 3-17 years.  For tax purposes, the Company generally uses accelerated methods of depreciation.  The tax effect of the difference between book and tax depreciation has been provided as deferred income taxes.  Depreciation expense was $150.7 million, $152.8 million, and $146.1 million for 2018, 2017, and 2016, respectively.  On sale or retirement, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in other operating income.

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

The Company is in the process of developing and implementing a new Enterprise Resource Planning ("ERP") system.  Certain costs incurred during the application development stage have been capitalized in accordance with authoritative accounting guidance related to accounting for costs of computer software developed or obtained for internal use.  The net book value of capitalized costs for this new ERP system were approximately $47.6 million and $55.0 million as of December 31, 2018 and 2017, respectively. These costs are being amortized over the system’s estimated useful life as the ERP system is placed in service.

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

The Company has two reporting units with goodwill that is assessed for potential impairment. All goodwill is assigned to reporting units, which is defined as the operating segment, or one level below the operating segment. The Company has three reporting units, or operating segments, which align with the Company's reportable segment structure.

Accounting guidance allows the Company to first perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value, referred to as the "Step 0" assessment. The Step 0 assessment requires the evaluation of certain qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit factors. If the Company's Step 0 analysis indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform a quantitative impairment test. The Company applied the Step 0 assessment to its two reporting units with goodwill in 2018 given the reporting units both had fair values significantly in excess of their carrying amounts when tested in 2017. The Company's Step 0 analysis in 2018 of the reporting units concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. Therefore, the quantitative goodwill impairment test for these reporting units was not necessary in 2018.

In assessing goodwill for impairment the Company performed a two-step goodwill impairment test in 2016 and adopted the new accounting guidance for 2017, Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment, which allows for a single step method. Both approaches utilize two valuation approaches, the income approach and the market multiple approach. Under the income approach, the Company estimates the fair value of the reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and EBITDA margins, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size and geography. Under the market multiples approach, the Company estimates fair value based on market multiples of EBITDA derived from publicly traded companies in the Company’s peer group, adjusted to reflect differences in size and growth prospects.

During the second quarter of 2017, the Company initiated an interim impairment analysis of the Latin America Packaging reporting unit given the contraction in this reporting unit’s business late in the second quarter. This review did not result in any impairment of the reporting unit’s goodwill balance. As a result of further deterioration in the forecasted sales and profits of the Latin America Packaging reporting unit from the second quarter outlook and forecasted slow economic recovery, the Company determined in the fourth quarter of 2017 that the fair value of the reporting unit was less than its carrying value. In performing the analysis, the Company used discount rates and terminal growth rates of 11 percent and 3 percent, respectively, to calculate the present value of future cash flows. Accordingly, the Company recorded a noncash goodwill impairment charge of $196.6 million ($145.5 million after-tax) which is recorded in the goodwill impairment charge line of the consolidated income statement.

The annual impairment test indicated the goodwill balances for the U.S. Packaging reporting unit and Rest of World Packaging reporting units were not impaired for the years ended December 31, 2018, 2017 or 2016 and the Company does not have any accumulated impairment losses for these reporting units.

Intangible assets:  Contractual or separable intangible assets that have finite useful lives are amortized against income using the straight-line method over their estimated useful lives, with original periods ranging from one to thirty years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator. The Company completed a test of the Latin America Packaging reporting unit intangibles in the fourth quarter of 2017 which concluded the assets were not impaired. Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

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

Other liabilities and deferred credits:  Other liabilities and deferred credits balances include non-current pension and other postretirement liability amounts of $75.7 million and $47.6 million at December 31, 2018 and 2017, respectively.

Treasury stock:  Treasury stock purchases are stated at cost and presented as a separate reduction of shareholders’ equity.  During 2018, the Company did not purchase any common stock. During 2017, the Company purchased 2.2 million shares of common stock in the open market for $103.8 million.  During 2016, the Company purchased 3.0 million shares of common stock in the open market for $143.9 million.  At December 31, 2018, approximately 18.2 million common shares can be repurchased, at management’s discretion, under authority granted by the Company’s Board of Directors.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3 — NEW ACCOUNTING GUIDANCE

Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income.  The guidance requires the Company to disclose a description of the Company’s accounting policy for releasing income tax effects from accumulated other comprehensive income and whether the Company elects to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act ("TCJA"), along with information about other income tax effects that are reclassified.  The Company elected to early adopt this guidance during the fourth quarter of fiscal 2018. The Company had $20.2 million of net stranded income tax effects in accumulated other comprehensive income within the Consolidated Balance Sheets as a result of the lower U.S. federal corporate tax rate due to the enactment of the TCJA. The adoption of the guidance resulted in the transfer of $20.2 million of net stranded income tax effects out of accumulated other comprehensive income and into retained earnings with no impact to total shareholders’ equity or net income.

In August 2018, the FASB issued guidance that aligns the requirements for capitalizing cloud computing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance. The guidance was adopted by the Company in the third quarter of 2018 using prospective application and did not have a material impact on our financial statements.

In March 2017, the FASB issued guidance that changed how employers that sponsor defined benefit pension and other postretirement benefit plans present the cost of the benefits in the income statement. Under the new guidance, employers will present only the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost and outside of any subtotal of operating income. Other components of net periodic benefit cost are presented in other non-operating income on the condensed consolidated statement of income. The guidance was adopted by the Company in the first quarter of 2018, using the practical expedient permitting the use of the amounts disclosed in pension and other postretirement benefit plan notes as the estimation basis for the presentation of the prior comparative periods.

The income statement reclassifications are summarized as follows:

	Three Months Ended December 31, 2017
(in millions)	As reported	Reclassification	As reclassified
Income statement:
Cost of products sold	$809.9	$(0.1)	$809.8
Selling, general, and administrative expenses	93.6	1.1	94.7
Restructuring and other costs	29.4	(10.1)	19.3
Other non-operating (income) expense	(0.6)	9.1	8.5

	Twelve Months Ended December 31, 2017
(in millions)	As reported	Reclassification	As reclassified
Income statement:
Cost of products sold	$3,261.0	$(1.0)	$3,260.0
Selling, general, and administrative expenses	380.4	4.8	385.2
Restructuring and other costs	70.5	(10.1)	60.4
Other non-operating (income) expense	(2.8)	6.3	3.5

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

Recently Issued Accounting Standards

In August 2017, the FASB issued guidance that amends the hedge accounting rules to better portray the economic results of risk management activities in the financial statements and also to make targeted improvements to simplify the application of hedge accounting guidance. The guidance will be adopted by the Company in the first quarter of 2019. The Company has evaluated the standard and has determined it to have an immaterial impact on its consolidated financial statements.

In February 2016, the FASB issued guidance that required lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting.  The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  Lease classification will determine how to recognize lease-related revenue and expense.  The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.

The Company has formed a cross-functional project team to implement the new guidance.  The project team is working to implement a lease accounting software solution.  Development of the selected leasing software is ongoing given the software vendor is still working to resolve performance and calculation issues.  The timely availability of the lease software solution is critical to ensure an efficient and effective adoption of the standard.  The Company will adopt the guidance in January 2019 when the guidance becomes effective. Based on our current lease portfolio, adoption of the standard will result in an increase in operating lease assets and liabilities in a range of $35 million to $55 million with an immaterial impact on our Consolidated Statement of Income; however, this estimate is subject to change as we finalize our implementation and resolve software issues.

Note 4 - RESTRUCTURING AND OTHER COSTS

Restructuring and other costs as reported on the consolidated statement of income are summarized as follows:

	Twelve Months Ended December 31,
(in millions)	2018	2017	2016
Restructuring costs	$21.1	$47.4	$22.5
Restructuring related costs	26.5	10.3	—
Other charges	14.3	2.7	6.1
Total restructuring and other costs	$61.9	$60.4	$28.6

Restructuring costs include costs related to the 2016 Restructuring Plan focused on plant closures in Latin America and the 2017 Plan focused on aligning the Company's cost structure to its environment. Refer to Note 5 — Restructuring Plans for details for both the 2016 and 2017 Plans regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Other costs include restructuring related costs, costs related to the pending transaction with Amcor, acquisition costs, and hurricane-related expenses. Restructuring related costs include professional fees for consultants and asset impairment charges. In 2018, other costs are comprised of costs incurred related to the pending transaction with Amcor. In 2017, other costs are comprised of Evadix acquisition costs and hurricane-related expenses incurred at the Puerto Rico facility. In 2016, other costs are comprised primarily of acquisition costs associated with the SteriPack acquisition. Other costs also include the gain on sale of land and building related to the sale of a plant in Latin America in 2016.

Note 5 — RESTRUCTURING PLANS

2016 Restructuring and Cost Savings Plan ("2016 Plan")

During the second quarter of 2016, the Company initiated a restructuring and cost savings plan ("2016 Plan") to improve efficiencies and reduce fixed costs. As a part of this plan, four Latin American facilities will be closed. Most of the production from these facilities was transferred to other facilities. As of December 31, 2018, manufacturing operations had ceased at all four of these manufacturing facilities. The total 2016 Plan costs were $31.6 million, comprised of $13.2 million in employee termination costs, $1.4 million in fixed asset related costs, and $17.0 million in other costs which primarily represent the cost to move and re-install equipment. These amounts exclude any potential gain to be recognized on the sale of property.

The 2016 Plan costs are as follows:

(in millions)	Latin America Packaging	Rest of World Packaging	Total
2016 net expense accrued	$20.5	$1.1	$21.6
2017 net expense accrued	8.0	0.2	8.2
2018 net expense accrued	2.0	(0.2)	1.8
Expense incurred to date	30.5	1.1	31.6
Estimated future expense	—	—	—
Estimated costs of program	$30.5	$1.1	$31.6

An analysis of the 2016 program accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2017	$1.1	$—	$4.4	$5.5
Net expense accrued	(0.3)	—	2.1	1.8
Utilization (cash payments or otherwise settled)	(0.6)	—	(2.3)	(2.9)
Translation adjustments and other	(0.2)	—	(0.7)	(0.9)
Reserve balance at December 31, 2018	$—	$—	$3.5	$3.5

Plant closings associated with the 2016 Plan are complete, with the last facility closing in the fourth quarter of 2017. Cash payments in 2018 and 2017 totaled $2.9 million and $15.4 million, respectively. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have been recorded on the consolidated balance sheet primarily as other current liabilities.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

On June 30, 2017, the Company announced restructuring activities targeted to improve efficiency and profitability that further positions the Company for long-term success. As a part of this plan, the Company announced the intention to close four production facilities for which business will be relocated to existing facilities and the closure of an additional manufacturing facility for which business will not be relocated to optimize manufacturing capacity. In addition, the Company announced it will reduce administrative positions by approximately 500 positions and consolidate certain administrative offices and take other actions to improve the cost efficiency of a variety of administrative and operational processes.

The Company expects total 2017 Plan pre-tax restructuring costs of approximately $65 to $70 million, which includes $29 to $31 million in employee termination costs, $19 to $20 million in fixed asset related expenses, and $17 to $19 million in other restructuring project costs, including the movement and re-installation of equipment. Expenses in the twelve months ended December 31, 2018 were $19.3 million, which consisted primarily of employee termination costs and fixed asset write-downs of equipment.

The estimated 2017 Plan costs are as follows:

(in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Corporate	Total
2017 net expense accrued	$13.4	$20.7	$1.5	$3.5	$39.1
2018 net expense accrued	9.6	7.3	1.9	0.5	19.3
Expense incurred to date	23.0	28.0	3.4	4.0	58.4
Estimated future expense	6.7	4.0	0.3	0.1	11.1
Estimated costs of program	$29.7	$32.0	$3.7	$4.1	$69.5

An analysis of the 2017 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2017	$19.2	$—	$2.5	$21.7
Net expense accrued	3.7	11.4	4.5	19.6
Utilization (cash payments or otherwise settled)	(13.6)	(11.4)	(2.5)	(27.5)
Accrual adjustment	(0.2)	—	(0.1)	(0.3)
Translation adjustments and other	(2.2)	—	(0.4)	(2.6)
Reserve balance at December 31, 2018	$6.9	$—	$4.0	$10.9

The 2017 Plan is expected to be completed by the end of 2020. Cash payments in the twelve months ended December 31, 2018 and 2017 were $17.4 million and $6.8 million, respectively. The costs related to restructuring activities have been recorded on the consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have primarily been recorded on the consolidated balance sheet as other current liabilities.

Note 6 — ACQUISITIONS

Evadix
On November 8, 2017, the Company acquired Romanian-based flexible packaging company Evadix.  This small, yet strategic acquisition establishes the Company with its first manufacturing operation in Eastern Europe.  The acquired facility provides a strong converting platform to leverage the Company's expertise and capabilities in film-making from Western Europe to grow sales of meat and cheese packaging throughout Europe.  The cash purchase price was $3.9 million. The allocation of the purchase price resulted in approximately $0.1 million of goodwill for the Rest of World Packaging segment. The fair value and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are:

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

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At December 31, 2018 and 2017, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data. The carrying values and estimated fair values of long-term debt at December 31, 2018 and 2017 follow:

	December 31, 2018		December 31, 2017
	Carrying	Fair Value	Carrying	Fair Value
(in millions)	Value	(Level 2)	Value	(Level 2)
Total long-term debt	$1,348.6	$1,342.0	$1,542.4	$1,591.0

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

	Fair Value As of	Fair Value As of
	December 31, 2018	December 31, 2017
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net (liability) asset position	$(2.7)	$(0.6)

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At December 31, 2018 and 2017, the Company had outstanding forward exchange contracts with notional amounts aggregating to $0.3 million and $2.7 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at December 31, 2018 and 2017 are presented in the table below:

		Fair Value (Level 2) as of
(in millions)	Balance Sheet Location	December 31, 2018	December 31, 2017
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$—	$—
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits	2.7	0.6

The income statement impact of derivatives are presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
(in millions)	Income Statement Location	2018	2017	2016
Designated as hedges
Interest rate swaps	Interest expense	$(1.7)	$3.2	$4.7
Not designated as hedges
Forward exchange contracts	Other operating income	(1.0)	(0.8)	(0.8)
Total		$(2.7)	$2.4	$3.9

Note 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Latin America Packaging Segment	Rest of World Packaging Segment	Total
Reported balance at December 31, 2016	$632.4	$189.0	$207.4	$1,028.8
Acquisition and acquisition adjustments	—	—	0.1	0.1
Impairment charge	—	(196.6)	—	(196.6)
Currency translation	0.7	7.6	12.1	20.4
Reported balance at December 31, 2017	633.1	—	219.6	852.7
Currency translation	(0.8)	—	(6.7)	(7.5)
Reported balance at December 31, 2018	$632.3	$—	$212.9	$845.2

In 2017, acquisition and acquisition adjustments are comprised of opening balance sheet adjustments related to the Evadix acquisition.

The Company reviews goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable.

In 2018, the Company’s annual impairment test of the U.S. Packaging and Rest of World Packaging reporting unit concluded that the estimated fair value of these reporting units exceeded their carrying value and therefore their associated goodwill was not impaired.

In 2017, as part of the Company’s annual assessment of impairment of goodwill conducted with the aid of a third party valuation specialist, the Company determined that the fair value of the Latin America Packaging reporting unit was less than its carrying value by approximately $163 million, primarily related to the Company’s revised expectations for the forecasted recovery in Brazil. This resulted in a full impairment of the Latin America Packaging reporting unit’s goodwill of $196.6 million ($145.5 million after tax). The Company’s annual impairment test of the U.S. Packaging reporting unit and Rest of World Packaging reporting unit in the fourth quarter of 2017 concluded that the estimated fair value of these reporting units exceeded their carrying value and therefore their associated goodwill was not impaired. The Company does not have any other accumulated impairment losses.

The components of amortized intangible assets follow:

	December 31, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.1	$(1.5)	$9.9	$(1.6)
Technology based	79.3	(60.9)	79.7	(56.6)
Marketing related	12.9	(9.1)	14.1	(9.3)
Customer based	205.3	(113.7)	210.1	(104.0)
Reported balance	$306.6	$(185.2)	$313.8	$(171.5)

Amortization expense for intangible assets during 2018, 2017, and 2016 was $16.9 million, $17.0 million, and $16.0 million, respectively.  Estimated future amortization expense for intangible assets follows:

(in millions)	Amortization
2019	$16.7
2020	15.9
2021	13.7
2022	12.2
2023	11.9

Note 10 — PENSION PLANS

Total defined benefit, defined contribution, and multiemployer plan pension expense in 2018, 2017, and 2016 was $36.7 million, $45.0 million, and $32.1 million, respectively.

The Company sponsors 401(k) savings plans (defined contribution plans) for substantially all U.S. employees.  For salaried employees, the Company contributed $1.00 for every pre-tax $1.00 an employee contributed up to seven percent in 2018 and up to eight percent in 2017 and 2016 of eligible compensation.  For non-union hourly employees, the Company matched up to eight percent of eligible compensation in 2018, 2017 and 2016. The Company contributions are invested in target retirement date funds based on employees’ ages and are fully vested after three years of service. In 2016, the Company contributed $0.50 for every pre-tax $1.00 an employee contributed on the first four percent of eligible compensation plus $0.25 for every pre-tax $1.00 an employee contributed on the next four percent of eligible compensation for the plans that included a company match. The Company contributions in these years were invested in Company stock and were fully vested after three years of service.  Total Company contributions for 2018, 2017, and 2016 were $25.1 million, $28.4 million, and $10.6 million, respectively.

For employees not participating in defined benefit pension plans, the Company contributed to profit sharing plans, defined contribution plans which are subject to achievement of certain financial performance goals of the Company. The profit sharing plan covering salaried and non-union hourly employees was terminated for years after 2016.  Total contribution expense for profit sharing plans and other defined contribution plans (including a multiemployer defined contribution plan which the Company exited in 2016, and excluding 401(k) plans above) was $3.0 million in 2018, $2.0 million in 2017, and $11.1 million in 2016.

 Two of the Company's three U.S. defined benefit plans were frozen as of December 31, 2013. The frozen plans are the salaried retirement plan that covered certain salaried employees and the unfunded supplemental retirement plan that provided senior management with benefits in excess of limits under the federal tax law. The Company’s defined benefit pension plans continue to cover a number of U.S. hourly employees, and the non-U.S. defined benefit plans cover select employees at various international locations.  The benefits under the plans are based on years of service and salary levels.  Certain plans covering hourly employees provide benefits of stated amounts for each year of service.  In 2014, the Society of Actuaries released updated mortality tables and a mortality projection scale which the Company adopted to measure defined benefit plan liabilities. In 2017 and 2018, the Society of Actuaries published new mortality projection scales which were used in conjunction with 2014 mortality tables in measuring defined benefit plan liabilities in 2017 and 2018.

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

Net periodic pension cost for defined benefit plans included the following components for the years ended December 31, 2018, 2017, and 2016:

(in millions)	2018	2017	2016
Service cost - benefits earned during the year	$7.6	$7.4	$7.6
Interest cost on projected benefit obligation	26.8	30.2	32.7
Expected return on plan assets	(43.2)	(48.3)	(51.4)
Settlement loss	—	10.6	6.1
Curtailment (gain) loss	(0.2)	(0.3)	—
Amortization of prior service cost	0.9	0.9	0.8
Recognized actuarial net loss	16.7	14.1	14.6
Net periodic pension cost	$8.6	$14.6	$10.4

Changes in benefit obligations and plan assets, and a reconciliation of the funded status at December 31, 2018 and 2017, were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2018	2017	2018	2017
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$685.7	$693.7	$65.6	$56.8
Service cost	4.0	3.8	1.8	1.7
Interest cost	25.0	28.4	1.8	1.8
Plan amendments	1.2	0.3	0.5	—
Plan settlements	—	—	(0.6)	—
Plan curtailments	—	—	(0.3)	(0.3)
Benefits paid	(37.7)	(79.6)	(1.5)	(1.9)
Actuarial (gain) loss	(40.7)	39.1	(10.8)	1.9
Foreign currency exchange rate changes	—	—	(3.0)	5.6
Benefit obligation at the end of the year	$637.5	$685.7	$53.5	$65.6

Accumulated benefit obligation at the end of the year	$637.5	$685.7	$48.8	$59.1

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2018	2017	2018	2017
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$647.3	$641.4	$57.1	$50.2
Actual return on plan assets	(43.9)	82.5	(3.9)	3.0
Employer contributions	0.9	3.0	1.1	1.0
Plan settlements	—	—	(0.6)	—
Benefits paid	(37.7)	(79.6)	(1.5)	(1.9)
Foreign currency exchange rate changes	—	—	(2.8)	4.8
Fair value of plan assets at the end of the year	$566.6	$647.3	$49.4	$57.1

Unfunded status at year end:	$(70.9)	$(38.4)	$(4.2)	$(8.5)

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2018	2017	2018	2017
Amount recognized in consolidated balance sheet consists of:
Prepaid benefit cost, non-current	$—	$—	$0.3	$—
Accrued benefit liability, current	(0.9)	(1.0)	(0.3)	(0.2)
Accrued benefit liability, non-current	(70.0)	(37.4)	(4.2)	(8.3)
Sub-total	(70.9)	(38.4)	(4.2)	(8.5)
Deferred tax asset	47.3	61.8	1.4	2.3
Accumulated other comprehensive loss	138.3	97.9	5.7	9.2
Net amount related to pension plans	$114.7	$121.3	$2.9	$3.0

Accumulated other comprehensive loss related to pension benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
(in millions)	2018	2017	2018	2017
Unrecognized net actuarial losses	$182.0	$156.5	$5.8	$10.6
Unrecognized net prior service costs	3.6	3.2	1.1	0.7
Unrecognized net transition costs	—	—	0.2	0.2
Tax benefit	(47.3)	(61.8)	(1.4)	(2.3)
Accumulated other comprehensive loss, end of year	$138.3	$97.9	$5.7	$9.2

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2019 are as follows:

		Non-U.S.
(in millions)	U.S. Pension Plans	Pension Plans
Net actuarial losses	$10.4	$0.1
Net prior service costs	1.0	0.1
Total	$11.4	$0.2

The accumulated benefit obligation for all defined benefit pension plans was $686.3 million and $751.3 million at December 31, 2018 and 2017, respectively.

Presented below are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2018 and 2017.

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Projected benefit obligation	$637.5	$685.7	$9.6	$65.6	$637.5	$685.7	$9.6	$8.7
Accumulated benefit obligation	637.5	685.7	7.9	59.1	637.5	685.7	7.9	6.9
Fair value of plan assets	566.6	647.3	5.2	57.1	566.6	647.3	5.2	4.1

The Company’s general funding policy is to make contributions as required by applicable regulations and when beneficial to the Company for tax purposes.  The employer contributions for the years ended December 31, 2018 and 2017, were $2.0 million and $4.0 million, respectively.  Total expected cash contributions for 2019 are $2.0 million, which are expected to satisfy plan and regulatory funding requirements.

For the years ended December 31, 2018 and 2017, the U.S. pension plans represented approximately 92 percent and 92 percent, respectively, of the Company’s total plan assets and approximately 92 percent and 91 percent, respectively, of the Company’s total projected benefit obligation.  Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans are separately presented and discussed below.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2018	2017	2018	2017
Weighted-average discount rate	4.25%	3.75%	3.33%	2.80%
Rate of increase in future compensation levels	—	—	3.58%	3.48%

The weighted-average discount rates, expected returns on plan assets, and rates of increase in future compensation levels used to determine the net benefit cost for the years ended December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2018	2017	2016	2018	2017	2016
Weighted-average discount rate	3.75%	4.21%	4.25%	2.80%	3.05%	3.96%
Expected return on plan assets	6.75%	7.25%	7.50%	5.27%	5.30%	6.08%
Rate of increase in future compensation levels	—	—	—	3.48%	3.48%	3.71%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	U.S. Pension Plans	Non-U.S. Pension Plans
2019	$38.4	$1.6
2020	38.8	1.6
2021	43.0	2.2
2022	40.3	2.1
2023	40.2	2.2
Years 2023-2027	202.2	12.0

The Company's ERISA Benefit Plan Committee is responsible for overseeing the investments of the pension plans.  The overall investment strategy is to achieve a long-term rate of return that maintains an adequate funded ratio and minimizes the need for future contributions through diversification of asset types, investment strategies, and investment managers.  A target asset allocation policy is used to balance investments in equity securities with investments in fixed income securities.  Beginning in 2013, the Company adopted a liability responsive asset allocation policy that becomes more conservative as the funded status of the plans improve. The majority of pension plan assets relate to U.S. plans and the target allocation is currently to invest approximately 69 percent in long-term corporate fixed income securities and approximately 31 percent in return seeking funds. The return seeking funds primarily include investments in diversified portfolios of large cap and small cap companies.  Fixed income securities include diversified investments across a broad spectrum of primarily investment-grade debt securities. To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations.  Using the Company’s 2018 target asset allocation based on a liability responsive asset allocation, the Company’s outside actuaries have used their independent economic model to calculate a range of expected long-term rates of return and, based on their results, the Company has determined these assumptions to be reasonable.

The pension plan assets measured at fair value at December 31, 2018 and 2017 follow:

	2018
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6.0	$1.2	$—	$—	$—	$—
Corporate debt securities	—	243.4	—	—	—	—
U.S. government debt securities	5.3	—	—	—	—	—
State and municipal debt securities	—	13.8	—	—	—	—
Registered investment company funds	—	—	—	44.2	—	—
Common trust funds	—	296.9	—	—	3.7	1.5
General insurance account	—	—	—	—	—	—
Balance at December 31, 2018	$11.3	$555.3	$—	$44.2	$3.7	$1.5

	2017
	U.S. Pension Plans			Non-U.S. Pension Plans
	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Quoted Price In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6.5	$2.0	$—	$—	$—	$—
Corporate debt securities	—	257.9	—	—	—	—
U.S. government debt securities	4.0	—	—	—	—	—
State and municipal debt securities	—	16.9	—	—	—	—
Corporate common stock	—	—	—	—	—	—
Registered investment company funds	—	—	—	50.8	—	—
Common trust funds	—	360.0	—	—	4.8	—
General insurance account	—	—	—	—	—	1.5
Balance at December 31, 2017	$10.5	$636.8	$—	$50.8	$4.8	$1.5

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

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017 follows:

(in millions)	General Insurance Account
Fair value of plan assets at December 31, 2016	$1.2
Actual return on plan assets	0.1
Foreign currency exchange rate changes	0.2
Fair value of plan assets at December 31, 2017	1.5
Actual return on plan assets	—
Foreign currency exchange rate changes	—
Fair value of plan assets at December 31, 2018	$1.5

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

Net periodic postretirement benefit costs included the following components for the years ended December 31, 2018, 2017, and 2016:

(in millions)	2018	2017	2016
Interest cost on accumulated postretirement benefit obligation	$0.1	$0.2	$0.2
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Recognized actuarial net gain	(1.1)	(0.8)	(0.7)
Net periodic postretirement benefit income	$(1.3)	$(0.9)	$(0.8)

Changes in benefit obligation and plan assets, and a reconciliation of the funded status at December 31, 2018 and 2017, are as follows:

(in millions)	2018	2017
Change in Benefit Obligation
Benefit obligation at the beginning of the year	$2.3	$4.2
Interest cost	0.1	0.2
Participant contributions	0.6	0.6
Plan amendments	(0.2)	—
Actuarial gain	(0.3)	(1.8)
Benefits paid	(0.8)	(0.9)
Benefit obligation at the end of the year	$1.7	$2.3

Change in Plan Assets
Fair value of plan assets at the beginning of the year	$—	$—
Participant contributions	0.6	0.6
Employer contributions	0.2	0.3
Benefits paid	(0.8)	(0.9)
Fair value of plan assets at the end of the year	$—	$—

Unfunded status at year end:	$(1.7)	$(2.3)

(in millions)	2018	2017
Amount recognized in consolidated balance sheet consists of:
Accrued benefit liability, current	$(0.2)	$(0.3)
Accrued benefit liability, non-current	(1.5)	(2.0)
Sub-total	(1.7)	(2.3)
Deferred tax liability	(1.3)	(2.5)
Accumulated other comprehensive income	(4.0)	(3.7)
Net amount related to postretirement benefit plans	$(7.0)	$(8.5)

Accumulated other comprehensive income related to other postretirement benefit plans is as follows:

(in millions)	2018	2017
Unrecognized net actuarial gains	$(5.0)	$(5.8)
Net prior service credits	(0.3)	(0.4)
Tax expense	1.3	2.5
Accumulated other comprehensive income, end of year	$(4.0)	$(3.7)

Estimated amounts in accumulated other comprehensive income expected to be reclassified to net period cost during 2019 are as follows:

(in millions)
Net actuarial gains	$1.1
Net prior service credits	0.2
Net amount to be reclassified to net period cost	$1.3

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)	Benefit Payments
2019	$0.3
2020	0.2
2021	0.2
2022	0.2
2023	0.2
Years 2023 - 2027	0.7

The employer contributions for the years ended December 31, 2018 and 2017 were $0.2 million and $0.3 million, respectively.  The expected contribution for 2019 is $0.3 million, which is expected to satisfy plan funding requirements.

The health care cost trend rate assumption affects the amounts reported.  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 6.25 percent for 2018 and 6.50 percent for 2017; each year's estimated rate was assumed to decrease 0.25 percent annually to 5.0 percent and remain at that level thereafter.  A one-percentage point change in assumed health care trends would have a nominal effect on both the total of service and interest cost components for 2018 and the post retirement benefit obligations at December 31, 2018.

The Company’s actuarial valuation date is December 31.  The weighted-average discount rate used to determine the actuarial present value of the net postretirement projected benefit obligation for each of the years ended December 31, 2018 and 2017 was 4.25 percent.  The weighted-average discount rates used to determine the net postretirement benefit cost was 3.75 percent for the year ended December 31, 2018, and 4.25 percent for the years ended 2017, and 2016.

Note 12 — STOCK INCENTIVE PLANS

The Company's 2014 Stock Incentive Plan provides for the issuance of up to 3,282,170 shares of common stock to certain employees and the Company's Board of Directors. As of December 31, 2018, 1,290,386 shares were available for future grants under the 2014 Stock Incentive Plan.  Shares subject to awards that are forfeited by an employee under the 2014 Stock Incentive Plan become available for future grants under the 2014 Stock Incentive Plan. Distribution of stock awards is made in the form of shares of the Company’s common stock on a one for one basis.  Distribution of the shares will normally be made three years from the date of the stock award grant to an employee.  Prior to 2016, stock awards for directors were fully vested upon grant.  Beginning in 2016, stock awards for directors generally vest one year from the date of the grant. All other stock awards granted under the plans are subject to restrictions as to continuous employment, except in the case of death, permanent disability, retirement or change in control.

Total compensation expense related to stock incentive plans was $19.6 million in 2018, $17.4 million in 2017, and $18.1 million in 2016. As of December 31, 2018, the unrecorded compensation cost for stock awards was $20.1 million and will be recognized over the remaining vesting period for each grant which ranges between 2019 and 2021.  The remaining weighted-average life of all stock awards outstanding as of December 31, 2018 was 1.01 years.  These awards are considered equity-based awards and are therefore classified as a component of additional paid-in capital.

Cash payments equal to dividends accrued on awards during the vesting period are distributed at the same time as the shares of common stock to which they relate.

Time-Based Stock Awards
The cost of time-based stock awards is based on the fair market value of the Company's common stock on the date of grant and is charged to income on a straight-line basis over the requisite service period. The per share fair value of time-based stock awards granted during the years ended December 31, 2018, 2017 and 2016 was $46.30, $48.10, and $45.56, respectively.

Performance-Based Stock Awards
Grantees of performance-based awards will be eligible to receive shares of the Company's common stock depending upon the Company's total shareholder return, assuming reinvestment of all dividends, relative to the performance of the Company's comparator group over a three-year period. The per share fair value of performance-based awards granted during the years ended December 31, 2018, 2017 and 2016 was $54.10, $53.43, and $48.48, respectively, which the Company determined using a Monte Carlo simulation and the following assumptions:

	2018	2017	2016
Average risk-free interest rate	2.01%	1.50%	1.31%
Expected volatility (Bemis Company, Inc.)	20.0%	17.7%	16.3%

The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected volatilities were determined using daily historical volatility for the most recent three-year period as of the grant date. In 2019, there was an 87.5 percent payout of 2016 awards, and the balance was forfeited. In 2018, there was a 62.5 percent payout of 2015 awards, and the balance was forfeited. In 2017, there was a 94.7 percent payout of 2014 awards, and the balance was forfeited. In 2016, there was a 93.7 percent payout of 2013 awards, and the balance was forfeited.

The following table summarizes stock awards unit activity for the year ended December 31, 2018:

	Time-Based		Performance-Based
	Weighted-average grant date share value	Stock Awards (in thousands)	Weighted-average grant date share value	Stock Awards (in thousands)
Outstanding units granted at the beginning of the year	$45.84	566	$51.35	525
Units granted	46.30	208	54.10	269
Units paid (in shares)	44.92	(271)	53.14	(57)
Units forfeited / canceled	46.80	(21)	52.77	(53)
Outstanding units granted at the end of the year	46.51	482	52.17	684

Note 13 — LONG-TERM DEBT

Debt consisted of the following at December 31,

(dollars in millions)	2018	2017
Commercial paper	$50.0	$238.2
6.8% notes payable in 2019	400.0	400.0
4.5% notes payable in 2021	400.0	400.0
Term loan payable in 2022	200.0	200.0
3.1% notes payable in 2026	300.0	300.0
Other debt, including debt of subsidiaries	7.7	15.8
Interest rate swap of 2021 notes (See Note 8)	(2.7)	(0.6)
Unamortized discounts and debt issuance costs	(4.6)	(6.0)

Total debt	1,350.4	1,547.4
Less current portion	1.8	5.0
Total long-term debt	$1,348.6	$1,542.4

Commercial paper and the 6.8% note payable in 2019 have been classified as long-term debt to the extent of available long-term backup credit agreements, in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis.  The weighted-average interest rate of commercial paper outstanding at December 31, 2018, was 3.1 percent.  The highest amount of commercial paper outstanding during 2018 was $311.3 million, and the average outstanding during 2018 was $216.4 million.  The weighted-average interest rate during 2018 was 2.4 percent.

As of December 31, 2018, the Company had available from its banks a $1.1 billion revolving credit facility.  On July 22, 2016, the Company amended the revolving credit facility extending the terms of the agreement from August 12, 2018 to July 22, 2021.  The revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include limits on the sale of businesses, minimum net worth calculations, and a maximum ratio of debt to total capitalization.  The revolving credit agreement includes a combined $100 million multicurrency limit to support the financing needs of the Company’s international subsidiaries.

The $200 million term loan has an eight-year term and a variable interest rate based on the one-month London Interbank Offered Rate (LIBOR) plus a fixed spread. On September 15, 2016, the Company issued $300 million aggregate principal amount of senior notes due in 2026 with a fixed interest rate of 3.1 percent.

The scheduled maturities of the Company's long-term debt obligations for the next five years as of December 31, 2018, are as follows:

Year	Dollars (in millions)
2019	$451.8
2020	1.4
2021	401.4
2022	201.4
2023	0.8

Commercial paper and the 6.8% note payable in 2019 has been classified as long-term liabilities in accordance with the Company's ability and intent to refinance such obligations on a long-term basis. The Company is in compliance with all debt covenants.

Note 14 — LEASES

The Company has leases for manufacturing plants, land, warehouses, machinery and equipment, and administrative offices that generally expire at various times over the next 20 years.  Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and other expenses related to the leased property.  Total rental expense under operating leases was approximately $9.3 million in 2018, $12.8 million in 2017, and $12.4 million in 2016.

Minimum future obligations on leases in effect at December 31, 2018 were:

Operating
(in millions)	Leases
2019	$7.7
2020	6.7
2021	6.0
2022	5.6
2023	4.7
Thereafter	30.6
Total minimum obligations	$61.3

Note 15 — INCOME TAXES

(in millions)	2018	2017	2016
U.S. income before income taxes	$201.7	$210.9	$283.6
Non-U.S. income (loss) before income taxes	84.0	(158.2)	67.3
Income before income taxes	$285.7	$52.7	$350.9

Income tax expense consists of the following components:
Current tax expense:
U.S. federal	$10.2	$68.1	$63.2
Foreign	22.3	16.2	20.1
State and local	2.0	5.6	5.2
Total current tax expense	34.5	89.9	88.5
Deferred tax expense (benefit):
U.S. federal	14.7	(73.2)	26.7
Foreign	6.9	(58.5)	(3.9)
State and local	3.9	0.5	3.4
Total deferred tax expense (benefit)	25.5	(131.2)	26.2
Total income tax expense (benefit)	$60.0	$(41.3)	$114.7

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below.

(in millions)	2018	2017
Deferred Tax Assets:
Trade receivables, principally due to allowances for returns and doubtful accounts	$2.8	$2.9
Inventories, principally due to additional costs inventoried for tax purposes	14.0	17.7
Employee compensation and benefits accrued for financial reporting purposes	45.5	36.5
Foreign net operating losses	19.4	24.5
Foreign tax credits	15.1	34.1
Other	13.2	16.1
Total deferred tax assets	110.0	131.8
Less valuation allowance	(33.1)	(48.5)
Total deferred tax assets, after valuation allowance	$76.9	$83.3

(in millions)	2018	2017
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	$89.5	$86.4
Goodwill and intangible assets, principally due to differences in amortization	$103.8	$98.9
Prepaid Expenses	13.1	—
Total deferred tax liabilities	206.4	185.3

Deferred tax liabilities, net	$129.5	$102.0

The net deferred tax liabilities are reflected in the balance sheet as follows:

(in millions)	2018	2017
Deferred charges and other assets	$37.2	$51.5
Deferred tax liabilities	166.7	153.5
Net deferred tax liabilities	$129.5	$102.0

The Company’s effective tax rate differs from the federal statutory rate due to the following items:

	2018		2017		2016
(dollars in millions)	Amount	% of Income Before Tax	Amount	% of Income Before Tax	Amount	% of Income Before Tax
Computed “expected” tax expense on income before taxes at federal statutory rate	$60.0	21.0%	$18.5	35.0%	$122.8	35.0%
Increase (decrease) in taxes resulting from:
State and local income taxes net of federal income tax benefit	3.8	1.4	3.3	6.2	5.6	1.6
Foreign tax rate differential	5.8	2.0	(4.7)	(8.9)	(7.4)	(2.1)
Goodwill impairment	—	—	17.7	33.6	—	—
Valuation Allowance	5.2	1.8	—	—	—	—
Tax law change	(8.2)	(2.9)	(67.2)	(127.5)	—	—
Manufacturing tax benefits	—	—	(6.0)	(11.3)	(5.8)	(1.7)
Statute Closings	(7.5)	(2.6)	(3.7)	(6.9)	(1.0)	(0.3)
Share-based payments	0.4	0.1	(0.9)	(1.7)	—	—
Other	0.5	0.2	1.7	3.1	0.5	0.2
Actual income tax expense (benefit)	$60.0	21.0%	$(41.3)	(78.4)%	$114.7	32.7%

In 2018, the Company's overall tax expense is primarily driven by operations within the United States.  The Company's foreign tax rate differential is largely the result of a higher statutory rate in Brazil.

The effective tax rate for 2017 differs from the other years due primarily to the impairment of the Latin America Packaging reporting unit’s goodwill and new tax legislation in the U.S.

In the fourth quarter of 2017, the Company recorded a full impairment of the Latin America Packaging reporting unit’s goodwill which included a $51.1 million deferred tax benefit related to tax deductible goodwill. The tax rate reconciliation schedule reflects the difference between the statutory rates in Latin America and the U.S. as well as the non-deductible portion of the impaired goodwill.

On December 22, 2017, the President of the United States signed comprehensive tax legislation commonly referred to as the TCJA. The TCJA made broad and complex changes to the U.S. tax code which impacted the Company’s years ended 2017 and 2018 including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be paid over eight years, and (3) accelerating expensing of certain capital expenditures. The TCJA reduced the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for the TCJA. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company recorded a provisional discrete net tax benefit of $67.2 million related to the TCJA in the year ended December 31, 2017. This consisted of a $77.8 million net benefit due to the remeasurement of the Company’s deferred tax accounts for the corporate rate reduction and a net expense for the transition tax of $10.6 million. The adjustments to these provisional amounts are discussed below.

Reduction in U.S. Corporate Rate: The TCJA reduced the statutory corporate tax rate to 21 percent for the Company’s tax years ending in 2018 and beyond. While the Company was able to make a reasonable estimate of the impact of the reduction in corporate rate, the Company continued to analyze the temporary differences that existed on the date of enactment throughout 2018. The Company recognized a measurement-period benefit of $5.0 million related to temporary differences. The benefit of the measurement-period adjustment on the 2018 effective tax rate was a benefit of 1.8%. The calculation of the adjustment to temporary differences is now complete and resulted in recording a total net benefit of $5.0 million to income tax expense in 2018.

Transition Tax: The transition tax is a 2017 tax on the previously untaxed accumulated and current earnings and profits ("E&P") of the Company’s foreign subsidiaries. To calculate the transition tax, the Company determined the post-1986 E&P of the subsidiaries, as well as non-U.S. income taxes paid on such earnings, in addition to other factors. E&P is similar to retained earnings of the subsidiary but requires other adjustments to conform to U.S. tax rules. The Company recorded an estimated transition tax obligation expected to be paid over eight years beginning in 2018. These amounts were presented in Accrued income and other taxes and Other liabilities and deferred credits. On the basis of revised E&P computations and published guidance, the Company recognized a measurement-period adjustment of $3.2 million related to the overall transition tax obligation. The effect of the measurement-period adjustment on the 2018 effective tax rate was a benefit of 1.1%. The transition tax, which has now been determined to be complete, resulted in recording a net transition tax obligation of $7.4 million, with a corresponding net benefit of $3.2 million to income tax expense in 2018. Due to IRS rules regarding the application of overpayments, the entire liability was paid in full in 2018.

Global Intangible Low-Taxed Income ("GILTI"): The TCJA includes a provision designed to tax certain low taxed income starting in 2018. The Company currently estimates GILTI will be immaterial for the year ended December 31, 2018, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions.

The Company has $293.8 million of undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of those subsidiaries. As a result of the transition tax mentioned above, the Company estimates that minimal federal and state income tax would be due upon the actual remittance of the undistributed earnings. In addition, the Company also estimates minimal foreign withholding tax on any potential remittance.

As of December 31, 2018, the Company had foreign net operating loss carryovers of approximately $71.0 million that are available to offset future taxable income.  Approximately $12.2 million of the carryover expires over the period 2019-2033.  The remaining balance has no expiration.  In addition, the Company had $15.1 million of foreign tax credit carryover that is available to offset future tax.  This carryover expires over the period 2023-2024.

Current authoritative guidance issued by the FASB requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company has, and continues to generate, both net operating losses and deferred tax assets in certain jurisdictions for which a valuation allowance is required.  The tax rate reconciliation reflects the recording of a valuation allowance of $5.2 million against certain deferred tax assets in Brazil in 2018. In total, the Company’s management has determined that a valuation allowance of $33.1 million and $48.5 million against deferred tax assets primarily associated with the foreign net operating loss carryover and the foreign tax credit carryover was necessary at December 31, 2018 and 2017, respectively.

The Company had total unrecognized tax benefits of $25.1 million and $35.2 million at December 31, 2018 and 2017, respectively. The approximate amount of unrecognized tax benefits that would impact the effective income tax rate if recognized in any future periods was $25.1 million and $35.2 million for the years ended December 31, 2018 and 2017, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions, is as follows:

	2018	2017
Balance at beginning of year	$35.2	$32.9
Additions based on tax positions related to the current year	3.1	3.9
Additions for tax positions of prior years	2.0	4.1
Reductions for tax positions of prior years	(3.0)	(1.1)
Reductions due to a lapse of the statute of limitations	(11.8)	(4.5)
Settlements	(0.4)	(0.1)
Balance at end of year	$25.1	$35.2

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized $0.4 million of net tax benefit, $1.1 million of net tax expense and $1.2 million of net tax benefit related to interest and penalties during the years ended December 31, 2018, 2017 and 2016, respectively. The Company had approximately $11.5 million and $14.5 million accrued for interest and penalties, net of tax benefits, at December 31, 2018 and 2017, respectively.

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

The Company and its subsidiaries are subject to U.S. federal and state income tax as well as income tax in multiple international jurisdictions.  The Company's U.S. federal income tax returns prior to 2015 are no longer subject to examination.  With few exceptions, the Company is no longer subject to examinations by tax authorities for years prior to 2013 in the significant jurisdictions in which it operates.

Note 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and activity of accumulated other comprehensive loss are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustment	Accumulated Other Comprehensive Loss
December 31, 2015	$(366.5)	$(143.4)	$(509.9)
Other comprehensive income (loss) before reclassifications	35.8	13.8	49.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	12.5	12.5
Net current period other comprehensive income (loss)	35.8	26.3	62.1
December 31, 2016	(330.7)	(117.1)	(447.8)
Other comprehensive income (loss) before reclassifications	39.6	(1.3)	38.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	15.0	15.0
Net current period other comprehensive income (loss)	39.6	13.7	53.3
December 31, 2017	(291.1)	(103.4)	(394.5)
Other comprehensive income (loss) before reclassifications	(94.3)	(28.5)	(122.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12.0	12.0
Net current period other comprehensive income (loss)	(94.3)	(16.5)	(110.8)
Reclassification due to the adoption of ASU 2018-02		(20.2)	(20.2)
December 31, 2018	$(385.4)	$(140.1)	$(525.5)

The following table summarizes amounts reclassified from accumulated other comprehensive income (loss):

	Twelve Months Ended December 31,
(in millions)	2018	2017
Pension and postretirement costs (See Notes 10 and 11)	$16.0	$24.2
Tax benefit	(4.0)	(9.2)
Pension and postretirement costs, net of tax	$12.0	$15.0

Accumulated other comprehensive income (loss) associated with pension and other postretirement liability adjustments are net of tax effects of $47.3 million and $61.6 million as of December 31, 2018 and 2017, respectively.

Note 17 — EARNINGS PER SHARE COMPUTATIONS

A reconciliation of basic and diluted earnings per share is below:

(in millions, except per share amounts)	2018	2017	2016
Numerator
Net income	$225.7	$94.0	$236.2

Denominator
Weighted-average common shares outstanding — basic	91.0	91.5	94.3
Dilutive shares	0.5	0.4	0.8
Weighted-average common and common equivalent shares outstanding — diluted	91.5	91.9	95.1

Per common share income
Basic	$2.48	$1.03	$2.51
Diluted	$2.47	$1.02	$2.48

Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect.  There were no anti-dilutive stock awards outstanding December 31, 2018 and 2016. The excluded stock awards represented an aggregate of 0.4 million shares as of December 31, 2017.

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

Environmental Matters
The Company is a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as “Superfund”) and similar state and foreign laws in proceedings associated with 12 sites around the United States and one in Brazil.  These proceedings were instituted by the United States Environmental Protection Agency and certain state and foreign environmental agencies at various times beginning in 1983.  Superfund and similar state and foreign laws create liability for investigation and remediation in response to releases of hazardous substances in the environment. Under these statutes, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault.  Although these regulations could require the Company to remove or mitigate the effects on the environment at various sites, perform remediation work at such sites, or pay damages for loss of use and non-use values, the Company expects its liability in these proceedings to be limited to monetary damages. The Company expects its future liability relative to these sites to be insignificant, individually and in the aggregate.

The Company is involved in other environmental-related litigation arising in the ordinary course of business. The Company accrues environmental costs when it is probable that these costs will be incurred and can be reasonably estimated. The Company's reserve for environmental liabilities at December 31, 2018 and 2017 was $0.3 million and $0.9 million, respectively, and is included in other liabilities and deferred credits on the accompanying consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization
During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga. The income tax assessed for those years is approximately $9.8 million, translated to U.S. dollars at the December 31, 2018 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's consolidated results of operations and/or cash flows.

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

Brazil Tax Credits
During October 2018, Bemis Do Brasil Industria E Comercio De Embalagens Ltda. (“Bemis Brazil”), a Bemis subsidiary, received a final decision from the Brazilian court regarding our claim that certain indirect taxes were incorrectly required to be paid in the years 2001 through 2017.  As a result of this case, Bemis Brazil expects to receive tax credits for the overpaid tax and related interest that can be used to offset various Brazilian federal taxes in future years. The exact methodology to compute the amount of the tax credit is still being determined by the tax authorities. In the fourth quarter of 2018, Bemis Brazil hired an outside consultant to compile documentation required to claim the credit. Bemis Brazil has estimated that it is probable to receive a benefit, net of fees and applicable Brazilian taxes, of $10.1 million (translated into U.S. dollars as of December 31, 2018) for the years 2009-2017.  We reflected the $10.1 million benefit by recording $15.3 million on the consolidated statement of income in other operating income offset by $5.2 million of income tax included within income taxes provision (benefit). Bemis Brazil has not completed the estimation of tax credits for the years 2001 through 2008 given the need to gather and review manual records from this time period. The completion of this estimate is expected in 2019 and will result in recording further benefits. In addition, a taxpayer favorable decision on the methodology to compute the tax credits may result in significantly more tax credits, subject to some limitations, being available to Bemis Brazil.

Note 19 — SEGMENTS OF BUSINESS

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

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating profit, which is defined as profit before restructuring and other costs, general corporate expense, goodwill impairment charges, interest expense, other non-operating income, and income taxes.

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately 11 percent in 2018 and 10 percent in 2017 and 2016. The Company primarily sells to Kraft Heinz Company in the U.S. Packaging segment.

Products produced within the U.S., Latin America and Rest of World Packaging business segments service packaging applications for markets such as food, medical devices, pharma, personal care, agribusiness, chemicals, pet food, and consumer products.

A summary of the Company’s business activities reported by its three business segments follows:

Business Segments (in millions)	2018	2017	2016
Sales including intersegment sales:
U.S. Packaging	$2,739.1	$2,666.0	$2,646.8
Latin America Packaging	631.8	715.2	707.0
Rest of World Packaging	773.9	721.4	696.4

Intersegment sales:
U.S. Packaging	(40.6)	(40.0)	(25.7)
Latin America Packaging	(3.2)	(3.8)	(3.9)
Rest of World Packaging	(11.1)	(12.6)	(16.2)
Total net sales	$4,089.9	$4,046.2	$4,004.4

Segment operating profit
U.S. Packaging	$360.2	$352.5	$400.0
Latin America Packaging	48.1	30.0	50.0
Rest of World Packaging	81.2	61.1	64.0

Restructuring and other costs	61.9	60.4	28.6
Goodwill impairment charge	—	196.6	—
General corporate expenses	68.6	64.6	74.1
Operating income	359.0	122.0	411.3

Interest expense	76.1	65.8	60.2
Other non-operating (income) loss	(2.8)	3.5	0.2

Income before income taxes	$285.7	$52.7	$350.9

Business Segments (in millions)	2018	2017	2016
Total assets (1):
U.S. Packaging	$2,082.5	$2,072.0	$2,007.7
Latin America Packaging	551.9	648.1	779.2
Rest of World Packaging	742.3	784.5	706.1
Corporate assets (2)	194.3	195.3	222.7
Total	$3,571.0	$3,699.9	$3,715.7

Restructuring and other costs (3)(4):
U.S. Packaging	$11.5	$13.3	$—
Latin America Packaging	9.5	28.8	18.9
Rest of World Packaging	1.9	2.7	7.7
Corporate	39.0	15.6	2.0
Total	$61.9	$60.4	$28.6

Depreciation and amortization:
U.S. Packaging	$96.6	$97.9	$93.7
Latin America Packaging	22.6	26.7	26.2
Rest of World Packaging	32.8	30.2	27.9
Corporate	15.6	15.0	14.3
Total	$167.6	$169.8	$162.1

Additions to property and equipment:
U.S. Packaging	$75.5	$101.9	$131.2
Latin America Packaging	32.3	45.2	32.9
Rest of World Packaging	27.2	35.0	36.8
Corporate	8.5	6.4	7.4
Total	$143.5	$188.5	$208.3

Operations by geographic area (in millions)	2018	2017	2016
Long-lived assets (5):
United States	$917.5	$957.4	$949.2
Brazil	191.6	223.6	212.9
Other Americas	48.4	51.9	44.1
Europe	90.7	93.3	75.1
Asia-Pacific	84.6	90.1	81.3
Total	$1,332.8	$1,416.3	$1,362.6

(1)	Total assets by business segment include only those assets that are specifically identified with each segment’s operations.

(2)
Corporate assets are principally cash and cash equivalents, prepaid expenses, prepaid income taxes, prepaid pension benefit costs, and corporate tangible and intangible property. The Company utilizes a global cash pooling arrangement. The Company treats all cash and cash equivalents, including the net cash position in the cash pooling arrangement, as Corporate assets.

(3)	These amounts are excluded from segment operating profit and general corporate expenses.

(4)	Prior year information has been recast to reflect the adoption of pension accounting changes during the first quarter of 2018 and conform to current year presentation.

(5)	Long-lived assets include net property and equipment, long-term receivables, deferred charges, and investment in affiliates.

A summary of the Company’s net sales by geographic area reported by its three business segments follows:

	Twelve Months Ended December 31, 2018
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$2,698.5	$—	$249.8	$2,948.3
Brazil	—	420.7	—	420.7
Other Americas	—	207.9	—	207.9
Europe	—	—	321.5	321.5
Asia-Pacific	—	—	191.5	191.5
Total	$2,698.5	$628.6	$762.8	$4,089.9

	Twelve Months Ended December 31, 2017
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$2,626.0	$—	$221.3	$2,847.3
Brazil	—	482.1	—	482.1
Other Americas	—	229.3	—	229.3
Europe	—	—	290.0	290.0
Asia-Pacific	—	—	197.5	197.5
Total	$2,626.0	$711.4	$708.8	$4,046.2

	Twelve Months Ended December 31, 2016
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$2,621.1	$—	$224.2	$2,845.3
Brazil	—	483.5	—	483.5
Other Americas	—	219.6	—	219.6
Europe	—	—	263.5	263.5
Asia-Pacific	—	—	192.5	192.5
Total	$2,621.1	$703.1	$680.2	$4,004.4

(1)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

Note 20 — QUARTERLY FINANCIAL INFORMATION — UNAUDITED

	Quarter Ended
(in millions, except per share amounts)	March 31	June 30	September 30	December 31	Total
2018
Net sales	$1,027.4	$1,033.3	$1,026.4	$1,002.8	$4,089.9
Gross profit	198.0	201.7	205.0	200.4	805.1
Net income	47.6	46.7	57.5	73.9	225.7

Basic earnings per share:
Net income	0.52	0.51	0.63	0.82	2.48

Diluted earnings per share:
Net income	0.52	0.51	0.63	0.81	2.47

2017
Net sales	$995.4	$1,012.1	$1,035.1	$1,003.6	$4,046.2
Gross profit	198.3	186.1	208.0	193.8	786.2
Net income	51.1	28.0	55.6	(40.7)	94.0

Basic earnings per share:
Net income	0.55	0.31	0.61	(0.44)	1.03

Diluted earnings per share:
Net income	0.55	0.30	0.61	(0.44)	1.02

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

(b)  Management’s Report on Internal Control Over Financial Reporting
The management of Bemis Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework (2013)).  Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page  36 of this Form 10-K.

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

ITEM 9B — OTHER INFORMATION

None.

PART  III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be submitted in response to this item with respect to directors is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held
William F. Austen (60)	President and Chief Executive Officer	2014 to present
	Executive Vice President and Chief Operating Officer	2013 to 2014
	Group President	2012 to 2013
	Vice President — Operations	2004 to 2012
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to 2004

Michael B. Clauer (61)	Senior Vice President and Chief Financial Officer	2017 to present
	Vice President and Chief Financial Officer	2014 to 2016
	Executive Vice President and Chief Financial Officer — BWAY Corporation	2009 to 2014

Sheri H. Edison (62)	Senior Vice President, Chief Legal Officer and Secretary	2017 to present
	Vice President, General Counsel, and Secretary	2010 to 2016
	Senior Vice President and Chief Administrative Officer, Hill-Rom, Inc.	2007 to 2010
	Vice President, General Counsel, and Secretary, Hill-Rom, Inc.	2003 to 2007

Timothy S. Fliss (56)	Senior Vice President and Chief Human Resources Officer	2017 to present
	Vice President — Human Resources	2010 to 2016
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

William E. Jackson (56)	Senior Vice President and Chief Technology Officer	2017 to present
	Vice President and Chief Technology Officer	2013 to 2016
	Vice President of Global Research and Development — Dow Building and Construction	2007 to 2013
	Various management positions — General Electric	1992 to 2007

Jerry S. Krempa (58)	Vice President and Chief Accounting Officer	2017 to present
	Vice President and Controller	2011 to 2016
	Various finance management positions within the Company	1998 to 2011

Fred Stephan (53)	President, Bemis North America	2017 to present
	Senior Vice President & General Manager of the Insulation Systems - Johns Manville	2011 to 2017

(1)	Identified operation was a 100 percent owned subsidiary or division of the Company.

ITEM 11 — EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018, and such information is expressly incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity compensation plans as of December 31, 2018 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,166,757	(1)	N/A	(2)	1,290,386	(3)
Equity compensation plans not approved by security holders	—		N/A		—
Total	1,166,757	(1)	N/A	(2)	1,290,386	(3)

(1)	Includes restricted stock units.

(2)	Restricted stock units do not have an exercise price.

(3)	May be issued as options or restricted stock units.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018, and such information is expressly incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be submitted in response to this item is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018, and such information is expressly incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement or an amendment to this Annual Report on Form 10-K containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018, and such information is expressly incorporated herein by reference.

PART  IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Description	Form of Filing
2	(a)
Transaction Agreement, dated as of August 6, 2018, by and among the Registrant, Amcor Limited, Arctic Jersey Limited and Arctic Corp. Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 6, 2018. (File No. 1-5277)).
Incorporated by Reference
3	(a)
Restated Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. (File No. 1-5277)).
Incorporated by Reference
3	(b)	By-Laws of the Registrant, as amended through October 7, 2016. Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K dated October 7, 2016. (File No. 1-5277)).	Incorporated by Reference
4	(a)
Form of Indenture dated as of June 15, 1995, between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee. Copies of constituent instruments defining rights of holders of long-term debt of the Registrant and subsidiaries, other than the Indenture specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Registrant and subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument. (Incorporated by reference to Exhibit 4(a) to the Registrant’s Current Report on Form 8-K dated June 30, 1995 (File No. 1-5277)).
Incorporated by Reference
4	(b)	Form of 3.100% Note due 2026 Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 15, 2016. (File No. 1-5277)).	Incorporated by Reference

10	(a)
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 22, 2016, by and among the Registrant, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and various financial institutions. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated July 22, 2016 (File No. 1-5277)).
Incorporated by Reference
10	(b)
Bemis Deferred Compensation Plan, as amended effective January 1, 2009.* (Incorporated by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-5277)).
Incorporated by Reference
10	(c)
Bemis Company, Inc. Supplemental Retirement Plan, Amended and Restated as of January 1, 2014.* (Incorporated by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-5277)).
Incorporated by Reference
10	(d)
Bemis Company, Inc. Supplemental Retirement Plan for Senior Officers, Amended and Restated as of January 1, 2014.* (Incorporated by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-5277)).
Incorporated by Reference
10	(e)	Bemis Company, Inc. 2014 Stock Incentive Plan.* (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 18, 2014 (File No. 1-5277)).	Incorporated by Reference
10	(f)
Bemis Supplemental BIPSP (As amended effective January 1, 2014).* (Incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-5277)).
Incorporated by Reference
10	(g)
Bemis Company, Inc. Long Term Deferred Compensation Plan, Amended and Restated as of August 4, 1999.* (Incorporated by reference to Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-5277)).
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
Incorporated by Reference
10	(k)
Agreement, dated as of March 16, 2018, by and among the Registrant, Starboard Value LP and the additional parties thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2018 (File No. 1-5277)).
Incorporated by Reference
10	(l)
Bemis Company, Inc. Form of Retention Agreement with Certain Executive Officers.* (Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 1-5277)).
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

BEMIS COMPANY, INC.

By	/s/ Michael B. Clauer	By	/s/ Jerry S. Krempa
	Michael B. Clauer, Senior Vice President and Chief Financial Officer		Jerry S. Krempa, Vice President and Chief Accounting Officer
	Date February 15, 2019		Date February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael B. Clauer	/s/ Jerry S. Krempa
Michael B. Clauer, Senior Vice President and Chief Financial Officer	Jerry S. Krempa, Vice President and Chief Accounting Officer
Date February 15, 2019	Date February 15, 2019

/s/ William F. Austen	/s/ Katherine C. Doyle
William F. Austen, Director, President, and Chief Executive Officer	Katherine C. Doyle, Director
Date February 15, 2019
Date February 15, 2019

/s/ Adele M. Gulfo	/s/ David S. Haffner
Adele M. Gulfo, Director	David S. Haffner, Director
Date February 15, 2019	Date February 15, 2019

/s/ Timothy M. Manganello	/s/ Arun Nayar
Timothy M. Manganello, Chairman of the Board	Arun Nayar, Director
Date February 15, 2019	Date February 15, 2019

/s/ Guillermo Novo	/s/ Marran H. Ogilvie
Guillermo Novo, Director	Marran H. Ogilvie, Director
Date February 15, 2019	Date February 15, 2019

/s/ David T. Szczupak	/s/ Holly A. Van Deursen
David T. Szczupak, Director	Holly A. Van Deursen, Director
Date February 15, 2019	Date February 15, 2019

/s/ Philip G. Weaver	/s/ George W. Wurtz III
Philip G. Weaver, Director	George W. Wurtz III, Director
Date February 15, 2019	Date February 15, 2019

/s/ Robert H. Yanker
Robert H. Yanker, Director
Date February 15, 2019

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance at	Additions			Foreign			Balance
	Beginning	Charged to			Currency			at Close
Year Ended December 31,	of Year	Profit & Loss		Write-offs	Impact	Other		of Year
RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS, DISCOUNTS, AND ALLOWANCES
2018	$17.7	$28.1		$(27.5)	$(1.9)	$—		$16.4
2017	18.2	30.5		(31.2)	0.2	—		17.7
2016	18.0	27.5		(28.1)	0.1	0.7	(2)	18.2

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2018	$48.5	$(5.8)	(1)	$(9.0)	$(0.6)	$—		$33.1
2017	40.3	6.6	(1)	—	1.6	—		48.5
2016	42.0	(1.1)	(1)	—	(0.6)	—		40.3

(1)	Represents charge to profit and loss, net of valuation allowance reversals, if any.

(2)	Reserve accruals related to acquisition of the SteriPack operations.