Form 10-K/A
period 2018-12-31
BEMIS CO INC
filed 2019-03-22
CIK 11199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Bemis Company, Inc. (the “Company” “our” “us” or “we”) for the year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2019 (the “Original Filing”), and is being filed solely for the purpose of providing certain information required by Items 10, 11, 12, 13, and 14 of Part III.

This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K.  The reference on the cover of the Original Filing to the incorporation by reference to portions of a definitive proxy statement or amendment to our Form 10-K into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only change being the addition of Exhibits 31.3 and 31.4 filed herewith.

Except as specifically set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

BEMIS COMPANY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

i

PART  III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company.  Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period The Position Was Held
William F. Austen (60)	President and Chief Executive Officer	2014 to present
	Executive Vice President and Chief Operating Officer	2013 to 2014
	Group President	2012 to 2013
	Vice President — Operations	2004 to 2012
	President and Chief Executive Officer — Morgan Adhesives Company (1)	2000 to 2004

Michael B. Clauer (61)	Senior Vice President and Chief Financial Officer	2017 to present
	Vice President and Chief Financial Officer	2014 to 2016
	Executive Vice President and Chief Financial Officer — BWAY Corporation	2009 to 2014

Sheri H. Edison (62)	Senior Vice President, Chief Legal Officer and Secretary	2017 to present
	Vice President, General Counsel, and Secretary	2010 to 2016
	Senior Vice President and Chief Administrative Officer, Hill-Rom, Inc.	2007 to 2010
	Vice President, General Counsel, and Secretary, Hill-Rom, Inc.	2003 to 2007

Timothy S. Fliss (56)	Senior Vice President and Chief Human Resources Officer	2017 to present
	Vice President — Human Resources	2010 to 2016
	Executive Vice President — Human Resources, Schneider National, Inc.	2003 to 2009
	Vice President — Human Resources, Schneider National, Inc.	1995 to 2003
	Various operational positions within Schneider National, Inc.	1990 to 1995

William E. Jackson (56)	Senior Vice President and Chief Technology Officer	2017 to present
	Vice President and Chief Technology Officer	2013 to 2016
	Vice President of Global Research and Development — Dow Building and Construction	2007 to 2013
	Various management positions — General Electric	1992 to 2007

Jerry S. Krempa (58)	Vice President and Chief Accounting Officer	2017 to present
	Vice President and Controller	2011 to 2016
	Various finance management positions within the Company	1998 to 2011

Louis “Fred” Stephan (53)	President, Bemis North America	2017 to present
	Senior Vice President & General Manager of the Insulation Systems - Johns Manville	2011 to 2017

(1)         Identified operation was a 100 percent owned subsidiary or division of the Company.

William F. Austen	Background
Age 60 Director Since 2014 Committees: • Executive

William F. Austen is the Company’s President and Chief Executive Officer, a position he was appointed to in 2014. He was previously Executive Vice President and Chief Operating Officer from 2013 to 2014, Group President from 2012 through 2013 and Vice President of Operations from 2004 to 2012. From 2000 to 2004, Mr. Austen served as the President and Chief Executive Officer of Morgan Adhesives Company which, at the time, was a division of the Company. Prior to joining the Company, Mr. Austen held various positions at General Electric Company from 1980 until 2000.

Qualifications

Mr. Austen has an intimate understanding of the Company’s business, operations and customers. His expertise in global manufacturing and operations, together with his experience in international mergers and acquisitions and business integration, contribute invaluable skills and capabilities to the Board.

Other public company boards
Tennant Company (NYSE: TNC)

Katherine C. Doyle	Background
Age 51 Director Since 2017 Independent Committees: • Compensation • Nominating & Corporate Governance

Katherine C. Doyle is Chief Executive Officer of Swanson Health Products, a private equity backed, e-commerce marketer of a full range of healthy living products, a position she has held since April 2016. Prior to her current position, Ms. Doyle was an independent advisor to private equity and venture capital firms from 2014 to 2016. Ms. Doyle was a Corporate Officer of Abbott Laboratories, a global healthcare company, from 2011 to 2014, where she led the $3.2 billion nutrition business across the U.S., Canada and Puerto Rico as the Senior Vice President. In this role, Ms. Doyle had full responsibility for the business’ financial performance, commercial execution (sales and marketing), product innovation and supply chain. Prior to that role, she served as Vice President and General Manager, Pediatric Nutrition. Before joining Abbott, Ms. Doyle was a Senior Partner at McKinsey & Company from 1989 to 2011, working with leading consumer companies across the United States, Europe, Africa and Asia.

Qualifications

Ms. Doyle brings more than 29 years of experience leading and advising consumer and health care companies. Her well-rounded and international professional background provides her with extensive strategy, performance and organizational transformation, commercial execution, innovation and e-commerce expertise, all of which provide valuable contributions to the Board.

Adele M. Gulfo	Background
Age 56 Director Since 2015 Independent Committees: • Audit

Adele M. Gulfo is Chief of Commercial Development at Roivant Sciences, Inc. Prior to her current role, Adele served as EVP & Head of Global Commercial Development and Chief Strategy Officer of Mylan N.V. (NASDAQ: MYL), a leading global pharmaceutical company, from 2014 to 2018. Prior to joining Mylan, Ms. Gulfo spent a total of 14 years at Pfizer, Inc. and legacy companies, most recently as President, Latin America, before that as President and General Manager, U.S. Primary Care, and earlier where she launched LIPITOR in 1997 to become the world’s best-selling medicine. Previously, Ms. Gulfo held leadership positions at AstraZeneca Pharmaceuticals, SpectraTech Inc., and Fischer Scientific. She holds eight patents.

Qualifications

Ms. Gulfo’s experience in the healthcare industry brings valuable marketing, operational and strategic insight to the Board. She has also held various leadership roles with global public companies, giving her valuable strategic experience and perspective in understanding global challenges and opportunities.

Other public company boards
EnPro Industries, Inc. (NYSE: NPO)

David S. Haffner	Background
Age 66 Director Since 2004 Independent Committees: • Audit • Finance and Strategy

David S. Haffner retired as the Chairman and Chief Executive Officer of Leggett & Platt, Inc. (NYSE: LEG), a diversified manufacturing company, at the end of 2015. During his tenure at Leggett & Platt, Mr. Haffner served as Chairman of the Board from 2013, Chief Executive Officer from 2006, and President from 2002 until his retirement, as Chief Operating Officer from 1999 to 2006, and as Executive Vice President from 1995 to 2002.

Qualifications

Mr. Haffner has extensive experience managing the operations of an acquisitive, international, public company, which has been beneficial to us in our international acquisitions and subsequent integration activities. In addition, his experience with manufacturing operations, labor relations, compensation strategy, and financial performance measurement at Leggett & Platt gives Mr. Haffner valuable insight and perspectives.

Other public company boards
Delphi Technologies PLC (NYSE: DLPH)

Timothy M. Manganello	Background
Age 69 Director Since 2004 Chairman of the Board Committees: • Executive (Chair) • Nominating & Corporate Governance

Timothy M. Manganello retired as Chief Executive Officer of BorgWarner Inc. (NYSE: BWA), a leader in highly engineered components and systems for vehicle powertrain applications worldwide, at the end of 2012 and retired as Executive Chairman of the Board of BorgWarner in 2013, having served in these roles since 2003. Mr. Manganello was also President, Chief Operating Officer in 2002 and a board member of BorgWarner from 2002 until 2013. He served as Executive Vice President from 2001 until 2002 and President and General Manager of BorgWarner TorqTransfer Systems from 1999 to 2002.

Qualifications

Mr. Manganello offers the Board valuable experience in international acquisition integration, global operations management, labor relations, engineering-based research and development, long-term strategic planning, capital markets financing, and financial performance measurement. His experience as a director at other public companies contributes a broad array of experiences and perspectives to the Board.

Other public company boards
Delphi Technologies PLC (NYSE: DLPH)

Other public company boards — last five years
Zep Inc. (NYSE: ZEP)

Arun Nayar	Background
Age 68 Director Since 2015 Independent Committees: • Executive • Audit (Chair)

Arun Nayar is currently a senior advisor with McKinsey & Company as well as BC Partners, roles he has held since 2016. Mr. Nayar retired as the Executive Vice President and Chief Financial Officer of Tyco International plc, a fire protection and security company, in 2016, having served in that role since 2012. He joined Tyco in 2008 as the company’s Senior Vice President and Treasurer and later acted as the Chief Financial Officer of Tyco’s ADT Worldwide business and Senior Vice President, Financial Planning & Analysis, Investor Relations and Treasurer. Prior to joining Tyco, Mr. Nayar spent six years at PepsiCo, most recently as Chief Financial Officer of Global Operations, and before that as Vice President and Assistant Treasurer — Corporate Finance.

Qualifications

Mr. Nayar has a career in finance that spans more than 35 years. His global experience and expertise in financial reporting, financial analytics, capital market financing, mergers and acquisitions, and treasury matters provide important insight into the global financial matters of our Company. His extensive finance background makes him well qualified to be the Chair of our Audit Committee.

Other public company boards
TFI International (TSX: TFII)
Rite Aid Corporation (NYE: RAD)

Guillermo Novo	Background
Age 56 Director Since 2018 Independent Committees: • Compensation • Nominating & Corporate Governance

Guillermo Novo is currently President and Chief Executive Officer of Versum Materials, Inc. (NYSE: VSM), a leading and innovative electronic materials supplier to the semiconductor industry, a position he has held since October 2016 when Versum separated from Air Products and Chemicals, Inc. Previously, Mr. Novo served as the Executive Vice President, Materials Technologies for Air Products from 2014 to 2016 and as the Senior Vice President Electronics, Performance Materials, Strategy and Technology from 2012 to 2014. Prior to joining Air Products, Mr. Novo held various leadership positions with Dow Chemical Company, including Group Vice President, Dow Coating Materials.

Qualifications

Mr. Novo has over 30 years of experience in the specialty materials industry. He has a vast array of experience in commercial, marketing and management positions globally. Mr. Novo’s professional experiences provides the Board with valuable leadership experience, familiarity with public company matters and experience with international operations.

Other public company boards
Versum Materials, Inc. (NYSE: VSM)

Marran H. Ogilvie	Background
Age 50 Director Since 2018 Independent Committees: • Finance and Strategy

Marran H. Ogilvie previously served as an Advisor to the Creditors Committee for the Lehman Brothers International (Europe) Administration, a position she held from 2008 to 2018. From 1997 to 2010, Ms. Ogilvie served as a member of Ramius, LLC, an alternative investment management firm, where she served in various capacities, including Chief Operating Officer from 2007 to 2009 and General Counsel from 1997 to 2007, until its merger with Cowen Group, Inc., when she transitioned to Chief of Staff until 2010.

Qualifications

Ms. Ogilvie has extensive experience as a public company director at numerous companies in a variety of industries. Her experience with corporate governance, executive compensation, risk management and investment analysis, combined with her financial background, provides a valuable contribution to the Board.

Other public company boards
Evolution Petroleum Corporation (NYSE: EPM)
Ferro Corporation (NYSE: FOE)
Four Corners Property Trust (NYSE: FCPT)
GCP Applied Technologies Inc. (NYSE: GCP)

Other public company boards — last five years
Seventy Seven Energy Inc. (OTC: SSE)
Southwest Bancorp, Inc. (NASDAQ: OKSB)
Zais Financial Corp (now a private company)
Korea Fund (NYSE: KF)

David T. Szczupak	Background
Age 63 Director Since 2012 Independent Committees: • Compensation (Chair) • Executive

David T. Szczupak served as the Executive Vice President, Global Product Organization, for Whirlpool Corporation (NYSE: WHR), a manufacturer and marketer of major home appliances from 2008 until his retirement in December 2017. In this role, Mr. Szczupak led Whirlpool’s global research, engineering, product business teams and strategic sourcing. From 2006 to 2008, Mr. Szczupak served as Chief Operating Officer of Dura Automotive Systems, an international automotive supplier. While at Dura, he provided strategic direction for product development, purchasing, manufacturing and product quality. Before joining Dura, Mr. Szczupak worked at Ford Motor Company for 22 years in a variety of leadership roles including Group Vice President of Manufacturing.

Qualifications

Mr. Szczupak’s extensive background in product innovation, strategic planning, engineering, and global manufacturing, give him unique and valuable insights and perspective to our global operations, research and development and innovation.

Holly A. Van Deursen	Background
Age 60 Director Since 2008 Independent Committees: • Executive • Compensation • Nominating & Corporate Governance (Chair)

Holly A. Van Deursen was most recently an executive in the petrochemical industry and has held a variety of leadership positions at British Petroleum and Amoco Corporation in Chicago, London, and Hong Kong. She was Group Vice President of Petrochemicals for British Petroleum from 2003 to 2005, and Group Vice President of Strategy, based in London, from 2001 to 2003.

Qualifications

Ms. Van Deursen has extensive experience in the chemical industry from which Bemis buys the majority of its raw materials. She also has an engineering background and personal international experience, which is relevant to our strategic focus on technology and innovation, as well as disciplined international expansion. Her experience in strategic analysis at British Petroleum further enhances her ability to analyze and evaluate our financial risks and opportunities. Additionally, Ms. Van Deursen’s governance experience provides important expertise and knowledge making her well qualified to be the Chair of our Nominating and Corporate Governance Committee.

Other public company boards
Actuant Corporation (NYSE: ATU)
Capstone Turbine Corporation (NASDAQ: CPST)
Synthomer plc (LSE: SYNT)

Other public company boards — last five years
Petroleum Geo-Services (OSE: PGS)

Philip G. Weaver	Background
Age 66 Director Since 2005 Independent Committees: • Executive • Finance and Strategy (Chair)

Philip G. Weaver is presently a consultant to industry and a director of CMC Group, Inc, a private company providing custom printed labels and other imaging products. Until his retirement in 2009, Mr. Weaver served as Vice President and Chief Financial Officer of Cooper Tire & Rubber Company (NYSE: CTB), a global company specializing in the design, manufacture, and sale of passenger car, light truck, medium truck, motorcycle, and racing tires. He previously served as the Vice President of the tire division from 1994 to 1998 and as Controller of the tire division from 1990 to 1994.

Qualifications

Mr. Weaver’s expertise in accounting and finance, and his experience as a chief financial officer of a public company, provide him with a thorough understanding of financial reporting, generally accepted accounting principles, financial analytics, budgeting, capital markets financing, and auditing.

Other public company boards
None

George W. Wurtz III	Background
Age 62 Director Since 2018 Independent Committees: • Audit

George W. Wurtz III is President, Chief Executive Officer and Chairman of Appvion, a manufacturer of coating formulations and application, a position he has held since June 2018. Mr. Wurtz founded George Wurtz & Associates LLC, a boutique consulting firm, in 2006 where he served as President and Chief Executive Officer from October 2011 to March 2012 and again from October 2015 to present. Before rejoining George Wurtz & Associates, Mr. Wurtz co-founded Soundview Paper Company, a manufacturer of towel and tissue products, where he served as President and Chief Executive Officer from March 2012 to October 2014, and as Chairman of the Board of Directors from October 2014 to April 2015. From 2007 to 2011, Mr. Wurtz served as President and Chief Executive Officer of WinCup, Inc., a manufacturer of disposable, polystyrene cups, bowls and other products.

Qualifications

Mr. Wurtz has extensive experience in the paper industry, which has many parallels to the broader packaging industry. His extensive executive leadership experience, as well his corporate governance experience, provides a valuable contribution to the Board.

Other public company boards — last five years
Appvion, Inc. (now a private company)

Robert H. Yanker	Background
Age 60 Director Since 2018 Independent Committees: • Finance and Strategy

Robert H. Yanker is a Director Emeritus at McKinsey & Company, a global management consulting firm. He previously served at McKinsey from 1986 to 2013, where he worked on a full range of issues including strategy, portfolio assessment, sales and operations transformation, restructuring and capability building.

Qualifications

Mr. Yanker’s strong background in advising and consulting for senior management teams provides him with significant managerial and operational expertise, which provides a valuable contribution to the Board.

Other public company boards
Aaron’s, Inc. (NYSE: AAN)

Other public company boards — last five years
Wausau Paper Corp. (acquired by SCA)

Director Independence

The Board has determined that all Directors, except Mr. Austen, are “independent” as that term is defined in the applicable listing standards of the New York Stock Exchange (“NYSE”). In addition, the Board has determined that each member of the Audit, Compensation, and Nominating and Corporate Governance Committees, is independent. In accordance with the NYSE director independence rule, the Board looked at the totality of the circumstances to determine a Director’s independence. To be independent, a Director must be, among other things, able to exercise independent judgment in the discharge of his or her duties without undue influence from management. The Board specifically reviewed the following transactions and concluded that none of these transactions impaired the applicable Director’s independence. In addition, none of these transactions are related person transactions under Item 404 of Regulation S-K as none of the applicable related persons has a direct or indirect material interest in the underlying transaction.

Director	Entity and Relationship	Transactions	Below NYSE Threshold(1)
Katherine C. Doyle(2)	Marsh Clearsight; Spouse — Sr. Vice President, Marsh ClearSight(3)	In 2018, Bemis purchased $140,000 in cloud-based risk management software services from Marsh Clearsight.	Yes

(1)         NYSE threshold is the greater of (1) $1,000,000 or (2) 2 percent of consolidated gross revenues of involved entity.

(2)         Ms. Doyle was not involved in this transaction. The transaction has been reviewed and it has been concluded that the transaction was an arm’s length transaction made in the ordinary course of business.

(3)         Ms. Doyle’s spouse retired from Marsh Clearsight in March of 2018.

Audit Committee

Members:	Responsibilities
Mr. Nayar (Chair)(1)	• Assists the Board of Directors by performing the duties described in the Audit Committee Charter
Ms. Gulfo	• Oversight responsibility for the integrity and fair presentation of our financial reporting
Mr. Haffner	• Responsible for the appointment, compensation, and oversight of our independent registered public accounting firm
Mr. Wurtz	• Meets with the independent registered public accounting firm, without management present, to consult with it and review the scope of its audit

(1)         The Board has determined that all members of the Audit Committee are financially literate and that Director Nayar is a financial expert as defined by the SEC. Each member also meets the independence standards for audit committee membership under the rules of the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that Directors, Executive Officers, and persons who own more than 10 percent of our Common Stock file initial reports of ownership of our Common Stock and changes in such ownership with the SEC. To our knowledge, based solely on a review of copies of forms submitted to us during and with respect to 2018, and on written representations from our Directors and Executive Officers, all required reports were filed on a timely basis during 2018.

The following table lists the beneficial ownership of shares of our Common Stock as of March 1, 2019, by each director, each Named Executive Officer for fiscal year 2018, and all of our current directors and Executive Officers as a group. Percentage of outstanding shares is based on 91,211,989 shares of our Common Stock outstanding as of March 1, 2019.

Beneficial Owner	Direct(1)	Voting or Investment Power(2)	Right to Acquire(3)	Total	Percent of Outstanding Shares
William F. Austen	294,913	45,725	37,467	378,105	*
Michael B. Clauer	26,037	—	8,375	34,412	*
Katherine C. Doyle	2,581	—	3,174	5,755	*
Sheri H. Edison	52,767	—	4,873	57,640	*
Timothy S. Fliss	17,515	17,767	3,357	38,639	*
Adele M. Gulfo	9,113	—	3,174	12,287	*
David S. Haffner	48,872	—	3,174	52,046	*
Timothy M. Manganello	88,647	—	5,494	94,141	*
Arun Nayar	16,106	—	3,174	19,280	*
Guillermo Novo	241	—	3,174	3,415	*
Marran H. Ogilvie	807	—	3,174	3,981	*
Fred Stephan	12,420	—	—	12,420	*
David T. Szczupak	15,337	—	3,174	18,511	*
Holly A. Van Deursen	27,429	—	3,174	30,603	*
Philip G. Weaver	35,635	—	3,174	38,809	*
George W. Wurtz	841	—	3,174	4,015	*
Robert H. Yanker	1,930	—	3,174	5,104	*
All directors and executive officers as a group (19 persons)	722,970	63,492	100,690	887,152	*

*      Less than one percent.

(1)         These shares are held individually or jointly with others, or in the name of a bank, broker, or nominee for the individual’s account. Also included are shares held in 401(k) accounts of executive officers.

(2)         This column identifies shares included under the Direct holdings column over which directors and Executive Officers have or share voting or investment power, including shares directly owned by certain relatives with whom they are presumed to share voting and/or investment power.

(3)         Includes shares that are currently vested or that will vest within 60 days of March 1, 2019 pursuant to the grants made under our 2007 Stock Incentive Plan or 2014 Stock Incentive Plan, representing a pro-rata portion of outstanding units that vest in the event of the director or Executive Officer’s retirement.

The only persons known to us to beneficially own, as of March 1, 2019, more than five percent of outstanding shares of Common Stock are set forth in the following table. Percentage of outstanding shares is based on 91,211,989 shares of our Common Stock outstanding as of March 1, 2019.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
The Vanguard Group, Inc.(1)	9,419,790	10.3%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc.(2)	8,281,577	9.1%
55 East 52nd Street
New York, NY 10022
State Street Corporation(3)	7,024,614	7.7%
One Lincoln Street
Boston, MA 02111
American Century Investment Management, Inc.(4)	2,570,643	2.8%
4500 Main Street
9th Floor
Kansas City, MO 64111

(1)         Based on information contained in a Schedule 13G filed by such beneficial owner with the SEC on February 11, 2019, Vanguard has sole voting power over 42,887 shares, sole dispositive power over 9,371,510 shares, shared voting power over 13,812 shares and shared dispositive power over 48,280 shares.

(2)         Based on information contained in a Schedule 13G filed by such beneficial owner with the SEC on February 4, 2019, BlackRock has sole voting power over 7,904,356 shares and sole dispositive power over 8,281,577 shares.

(3)         Based on information contained in a Schedule 13G filed by such beneficial owner with the SEC on February 13, 2019, State Street Corporation has shared voting over 6,442,082 and shared dispositive power over 7,024,614 shares.

(4)         Based on information contained in a Schedule 13G filed by such beneficial owner with the SEC on February 11, 2019, American Century Investment Management has sole voting power over 2,372,143 shares and sole dispositive power over 2,570,643 shares.

ITEM 11 — EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW AND INTRODUCTION

The Compensation Discussion and Analysis (“CD&A”) identifies and describes the basic principles, philosophies and rationale underlying our compensation decisions and programs as well as the key elements of compensation for our Named Executive Officers identified in the Summary Compensation Table. For 2018, our Named Executive Officers (“NEOs”) identified in the Summary Compensation Table include the following:

Name	Title
William F. Austen	President and Chief Executive Officer
Michael B. Clauer	Senior Vice President and Chief Financial Officer
Fred Stephan	President, Bemis North America
Sheri H. Edison	Senior Vice President, Chief Legal Officer, and Secretary
Timothy S. Fliss	Senior Vice President and Chief Human Resources Officer

The CD&A should be read in conjunction with the applicable compensation tables included later in this document.

2018 Compensation Highlights

As a result of the 2017 Company performance and the Company’s compensation philosophy to align compensation with the middle range of the Total Target Compensation (“TTC”) Comparator Group, the Committee did not adjust base compensation, short-term incentive targets or long-term incentive targets for any of the NEOs in 2018. Consistent with our pay for performance practices, the NEOs received a payout of 74.6 percent of target under the short-term incentive plan for 2018.

Base Salaries

NEOs’ base salaries remained the same from 2017 to 2018, other than Mr. Stephan who received an increase in connection with his promotion to an Executive Officer.

Short-term Cash Incentive

To further incent the Company’s focus on profitable growth, the Committee approved adding Adjusted Net Revenue as a component of the Short-Term Annual Performance-Based Cash Incentive Plan. In 2018, the Bemis Executive Officer Performance Plan (“BEOPP”) incorporated three performance metrics:

•                  Adjusted after-tax return on invested capital (“Adjusted ROIC”), weighted at 50 percent.

•                  Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), weighted at 25 percent.

•                  Adjusted net revenue (“Adjusted Net Revenue”), weighted at 25 percent.

Performance in each of these categories was either at or below the target level, resulting in a 74.6 percent annual cash incentive payout. Actual results compared to target were as follows:

•                  11.7 percent actual result for BEOPP Adjusted ROIC, compared to a target of 11.7 percent.

•                  $584.4 million actual result for BEOPP Adjusted EBITDA, compared to a target of $588 million.

•                  $4,119.2 million actual result for BEOPP Adjusted Net Revenue, compared to a target of $4,163.5 million.

Long-term Incentive

To further promote performance orientation and alignment with shareholder interests, NEOs were granted long-term incentives in the form of share units, 70 percent of which were performance-based share units, and 30 percent of which were time-based share units.

•                  The performance-based share units are measured relative to Bemis’ total shareholder return (“TSR”) versus a comparator group. Actual share unit payout for the 2016 grant, which vested at the end of 2018, was 87.5 percent for relative TSR as compared to target (100 percent).

•                  The weighting of performance-based share units at 70 percent of our long-term incentive awards strongly aligns pay and performance for our Executive Officers.

The following table discloses actual direct compensation paid to our NEOs for the last two fiscal years. As illustrated in this table, our compensation program effectively executes our pay for performance objective.

	Fiscal Year 2017 Actual Compensation					Fiscal Year 2018 Actual Compensation
	Base Salary ($)	Target Annual Incentive ($) (Target %)	Actual Annual Incentive ($)	Long-Term Incentive Grant Value ($)(1)	Total Direct Compensation ($)	Base Salary ($)	Target Annual Incentive ($) (Target %)	Actual Annual Incentive ($)	Long-Term Incentive Grant Value ($)(2)	Total Direct Compensation ($)
William F. Austen	1,090,000	1,308,000	0	5,190,037	6,280,037	1,090,000	1,308,000	962,132	5,190,046	7,242,178
		120%					120%
Michael B. Clauer	585,000	438,750	0	1,160,048	1,745,048	585,000	438,750	322,734	1,160,044	2,067,778
		75%					75%
Fred Stephan(3)						480,137	320,973	272,197	948,981	1,701,315
							70%
Sheri H. Edison	480,000	288,000	0	675,034	1,155,034	480,000	288,000	211,846	675,015	1,366,861
		60%					60%
Timothy S. Fliss	383,000	229,800	0	465,042	848,042	383,000	229,800	169,035	465,038	1,017,073
		60%					60%

(1)         The share price used to determine the number of both time-based and performance-based share units was the average closing share price for the last 20 trading days of 2016, or $49.49.

(2)         The share price used to determine the number of both time-based and performance-based share units was the average closing share price for the last 20 trading days of 2017, or $47.26.

(3)         Mr. Stephan was not an NEO in the proxy statement reporting fiscal 2017 compensation. Upon being promoted to an Executive Officer in May 2018, Mr. Stephan’s base salary increased from $460,000 and he received a short-term incentive target increase from 60 percent to 70 percent.

Compensation Philosophy and Objectives

The Compensation Committee (the “Committee”) has structured the executive compensation program to reward the achievement of specific annual and long-term strategic goals without encouraging undue risk-taking. These programs are reviewed on an annual basis by the Committee to ensure a focus on enhancing shareholder value in the current and forecasted business environments, alignment with goals, and competitive positioning. The key elements of our philosophy are designed to:

•                  Align compensation with shareholder interests;

•                  Attract and retain key leadership talent; and

•                  Motivate individuals to achieve our goals.

Accordingly, the Committee has designed the compensation program to include an appropriate balance of base salary, short-term annual performance-based cash incentives, and long-term incentives in the form of restricted share units, both performance-based and time-based, that align with the key elements listed above.

Our approach is to generally target each element of compensation, as well as the aggregate compensation, for each NEO at or near the 50th percentile of our peers with specific compensation of each NEO ultimately determined by scope of role, performance, key succession planning considerations, retention, and other distinctive factors.

Outlined below are the compensation elements that apply to all Executive Officers.

	Compensation Elements	Type of Performance	Performance Period	How Payout Determined	Most Recent Performance Measures
CASH	Base Salary	Short-term focus	NA	Compensation Committee determination	Individual
	Annual Cash Incentives	Short-term focus (variable)	1 year	Target established by Compensation Committee	Adjusted EBITDA, Adjusted ROIC, Adjusted Net Revenue
EQUITY	Performance Based Units (70 percent)	Long-term focus (variable)	3 years	Target established by Compensation Committee	Relative TSR
	Time Based Units (30 percent)	Long-term focus (time-based)	3 years	Based on time vesting	None but value changes with share price

TARGET COMPENSATION MIX — 2018

Setting Compensation

The Committee makes all final decisions regarding Executive Officer compensation. The Committee considers the following factors when making compensation decisions:

•                  Job responsibilities and complexities;

•                  Performance, experience, and proficiency in the role;

•                  Comparison to external market data;

•                  Merit increase percentages consistent with other Bemis salaried employees;

•                  Potential and succession planning considerations; and

•                  Recommendations of the CEO and Chief Human Resources Officer.

The Committee uses an independent, outside compensation consultant, Willis Towers Watson, to conduct an external market check as an input into the decision-making process. Willis Towers Watson provided unrelated employee benefit services to the Company during 2018 for which we compensated them $365,000. The Committee has evaluated the independence of Willis Towers Watson based on the six factors determined by the SEC and concluded that no conflict of interest exists that would prevent Willis Towers Watson from independently advising the Committee.

Shareholders voted soundly in favor of our executive compensation program at our 2018 Annual Meeting of Shareholders. Specifically, more than 96 percent of the shares voted at the Annual Meeting of Shareholders in 2018 voted in favor of the compensation paid to our NEOs. In light of the positive result of the “say-on-pay” vote, we made no material changes to our program.

Benchmarking Using Peer Groups

Willis Towers Watson conducted a study in late 2016 (“2016 Study”) to evaluate compensation levels for executives in similar roles to our Executive Officers. The 2016 Study is a thorough benchmarking process that uses two external data sources to evaluate the external competitiveness of total target compensation, including base salaries, target short-term annual performance-based cash incentives (non-equity incentive compensation), and target long-term equity compensation. Due to the Company’s efforts to reduce the overall cost structure in 2017 and 2018, we did not have Willis Towers Watson conduct a new study in late 2017. Instead, we aged the market information obtained in the 2016 study, consistent with market practice, as a market check for 2018 compensation decisions.

The first data source in developing our peer group is a customized industry specific survey from the Willis Towers Watson Compensation Databank that includes 40 companies (“Survey Comparator Group”) within the industrial manufacturing and consumer products/non-durable industries. This first data source was significantly larger than in the past due to an increase in the number of companies matching the profile as well as a desire to broaden the group of companies included. The second data source is proxy data that includes 21 companies (“Proxy Comparator Group”), including many within the paper and container packaging industry. Companies included in the data from both sources have annual revenue ranging from $1.4 billion to $11.4 billion. For purposes of analyzing compensation, the Committee combines the Survey Comparator Group and the Proxy Comparator Group and refers to them as the TTC Comparator Group.

The Survey Comparator Group included the following 40 companies:

A.O. Smith Corporation	Hanesbrands Inc.	Nortek Holdings Inc.	Terex Corporation
Ball Corporation	Harley-Davidson, Inc.	Nu Skin Enterprises, Inc.	Timken Company
BorgWarner, Inc.	Hasbro, Inc.	Oshkosh Corporation	Toro Company
Brembo S.P.A.	IDEX Corporation	Owens Corning	Tupperware Brands Corporation
Canadian National Railway Company	Kennametal Inc.	PVH Corp.	USG Corporation
Columbia Sportswear Company	Kinross Gold Corporation	Rockwell Automation, Inc.	Visteon Corporation
Cooper Standard Holdings Inc.	Mattel, Inc.	Scotts Miracle-Gro Company	Vulcan Materials Company
Domtar Corporation	Meritor, Inc.	Sealed Air Corporation	Weyerhaeuser Company
Donaldson Company	Mettler-Toledo International	Sonoco Products Company	Worthington Industries
Federal-Mogul Corporation	Newmont Mining Corporation	SPX FLOW, Inc.	Xylem, Inc.

This group of companies has median revenue of $3.5 billion and the revenue at the 75th percentile is $6.2 billion, which places our 2016 revenue between the median and the 75th percentile.

The Proxy Comparator Group included the following 21 companies:

Albemarle Corporation	Graphic Packaging Holding Company	RPM International, Inc.
AptarGroup, Inc.	Greif, Inc.	Sealed Air Corporation
Ashland Inc.	Minerals Technologies, Inc.	Sensient Technologies Corporation
Avery Dennison Corporation	NewMarket Corporation	Silgan Holdings Inc.
Ball Corporation	Owens-Illinois, Inc.	Sonoco Products Company
Berry Global, Inc.	Packaging Corp. of America	The Valspar Corporation
Crown Holdings, Inc.	PolyOne Corporation	WestRock Company

This group of companies has a median revenue of $4.8 billion and the revenue at the 25th percentile is $3.6 billion, which places our 2016 revenue between the 25th percentile and the median.

The 2016 Study revealed the following important facts as it relates to our executive compensation program:

•                  Competitive pay levels were similar in both data sources.

•                  The executive compensation as a whole for each Executive Officer is also within 20 percent of the median for similarly situated officers; however, the percentile varies by Executive Officer.

Compensation Committee Review and Approval

Using the results of the 2016 Study, the Committee then consulted with Willis Towers Watson regarding recommended compensation adjustments, consistent with market trends and Bemis’ philosophy and affordability. Based on this analysis, the Committee approved freezing all Executive Officers’ compensation from 2017 to 2018.

We believe the design of our compensation program aligns with creating long-term shareholder value and is integral to attract and retain the executive talent necessary to meet our objectives. Additional comments regarding our compensation program are highlighted below.

EXECUTIVE COMPENSATION ELEMENTS

As noted above, the standard elements of our compensation program consist of: base salary, short-term annual performance-based cash incentives, long-term equity incentives, and retirement and other benefit plans. In addition to the annual compensation elements listed above, we have double-trigger “change of control” agreements with our Executive Officers that provide for the payment of compensation and benefits in the event of termination following a change of control (see Potential Payments Upon Termination table).

Base Salary

Base salary is a guaranteed component of annual cash compensation that attracts and retains our Executive Officers. We target base salary at or near the middle range of our TTC Comparator Group. Mr. Stephan was promoted to an Executive Officer in May 2018, at which time his base salary increased from $460,000 to $490,000. All other Executive Officer base salaries remained the same from 2017 to 2018.

Short-Term Annual Performance-Based Cash Incentives (Non-Equity)

The BEOPP is designed to provide incentives to our Executive Officers to produce a superior shareholder return. Amounts paid under the terms of the 2018 BEOPP were intended to qualify as performance-based compensation, within the meaning of Section 162(m) of the Internal Revenue Code as in effect prior to the recent tax reform legislation.

The following components are part of our 2018 short-term incentive program:

•                  No discretion for individual performance;

•                  No discretion by the Committee once the goal criteria is determined, other than the ability to exercise negative discretion;

•                  Target award is a percentage of base salary; and

•                  Payout is based on three components: Adjusted ROIC result as compared to goal (“Adjusted ROIC Goal”), Adjusted EBITDA result as compared to goal (“Adjusted EBITDA Goal”), and Adjusted Net Revenue result as compared to goal (“Adjusted Net Revenue Goal”).

Each Executive Officer’s target percentage is established by the Committee based on the middle range of the TTC Comparator Group benchmarking data and other factors previously discussed. That percent of annual base salary then becomes the target award. The attainment of the predetermined Adjusted ROIC Goal determines payment of 50 percent of the target award. The attainment of the predetermined Adjusted EBITDA Goal determines payment of 25 percent of the target award. The attainment of the predetermined Adjusted Net Revenue Goal determines payment for the remaining 25 percent of the target award. The Committee sets the goals at the beginning of the year to exclude certain unusual or non-recurring factors that may occur during the year.

Mr. Stephan was promoted to an Executive Officer in May 2018, at which time his annual short-term incentive plan changed from the management incentive plan to the BEOPP and his annual short-term incentive target increased from 60 percent to 70 percent. All other Executive Officer annual short-term incentive targets remained the same from 2017 to 2018.

BEMIS EXECUTIVE OFFICER PERFORMANCE PLAN COMPONENTS

ROIC Component

The Committee determined that for 2018, the Adjusted ROIC Goal was 11.7 percent, which was equal to the Adjusted ROIC goal in our 2018 annual operating plan. If this goal was achieved, each Executive Officer would receive 100 percent of the target award for this metric. If the Adjusted ROIC result was less than 10.7 percent, no award would be paid. If the Adjusted ROIC result was at least 12.2 percent, the plan would pay two-times the target award for this metric.

EBITDA Component

The Committee determined that for 2018, the Adjusted EBITDA Goal was $588 million, consistent with the 2018 operating plan. If this goal was achieved, each Executive Officer would receive 100 percent of the target award for this metric. If the Adjusted EBITDA was less than $560.2 million, no award would be paid. At $605 million, the BEOPP would pay two times the target award for this metric.

Net Revenue Component

The Committee determined that for 2018, the Adjusted Net Revenue Goal would be greater than the 2018 operating plan resulting in a target of $4,163.5 million. If this goal was achieved, each Executive Officer would receive 100 percent of the target award for this metric. If the Adjusted Net Revenue was less than $4,163.5 million, no award would be paid. At $4,244.3 million, the BEOPP would pay two times the target award for this metric.

The BEOPP funding scales below indicate the ranges of payouts for Adjusted ROIC, Adjusted EBITDA, and Adjusted Net Revenue:

Results that Impacted 2018 Compensation

In 2018, we achieved 11.7 percent BEOPP Adjusted ROIC performance (BEOPP Adjusted ROIC is calculated using a fixed 24 percent tax rate), resulting in a 100 percent payout for half of each NEO’s target award. BEOPP Adjusted ROIC is defined as adjusted net operating profit after tax divided by the sum of debt, less cash, plus equity. Adjusted net operating profit excludes special one-time items that are reported publicly and identified in our quarterly financial statements.

We achieved BEOPP Adjusted EBITDA of $584.4 million, resulting in a 94.2 percent payout for the EBITDA portion of each NEO’s target award. Adjustments to EBITDA exclude special one-time items that are reported publicly and identified in our quarterly financial statements. For purposes of calculating BEOPP Adjusted EBITDA for compensation, budgeted currency rates were used.

We achieved BEOPP Adjusted Net Revenue of $4,119.2 million, resulting in no payout for the Net Revenue portion of each NEO’s target award. BEOPP Adjusted Net Revenue is calculated based on budgeted currency rates and adjusted for pass through of raw material inflation or deflation.

The result was a 74.6 percent short-term incentive payout for 2018.

Long-Term Incentive Compensation (Equity)

The Bemis Company, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) provides for issuance of equity awards in the form of restricted share units. The Committee uses median peer group benchmark data to determine the target value of restricted share units awarded to our Executive Officers annually, which is positioned at the middle range of our TTC Comparator Group. The number of target restricted share units awarded is determined by dividing the value by a fixed share price (calculated using the average closing share price for the last 20 trading days of the prior fiscal year). The long-term incentive compensation provides the opportunity to acquire meaningful equity ownership and has proven to be critical to attract, incentivize and retain Executive Officers, in alignment with shareholders’ best interests.

Target restricted share units awarded in 2018 are split between performance-based share units which represent 70 percent of the units awarded and time-based share units which represent the other 30 percent of the units awarded.

2018 LONG-TERM INCENTIVE MIX

FOR EXECUTIVE OFFICERS

Award Provisions — 70 Percent Performance-Based Share Units

Payout of performance-based share units is determined by relative TSR against the TSR Comparator Group. The TSR Comparator Group used to calculate this 2016 long-term incentive grant, payable following the end of 2018, consisted of public companies in the S&P 500 Industrials sector.

Performance-based share units are earned on the basis of our TSR measured over a three-year period, relative to our TSR Comparator Group. As it is possible that there will be no payout under the performance-based share units, these awards are completely “at-risk” compensation:

•                  TSR reflects share price appreciation and reinvestment of dividends;

•                  Share price appreciation is measured as the difference between the beginning market price and the ending market price of the shares:

•                  Beginning market price equals the average closing price on the 20 trading days immediately preceding the performance period; and

•                  Ending market price equals the average closing price on the last 20 trading days of the performance period;

•                  Share units are paid out in a range of 0 percent to 200 percent of target;

•                  Dividend equivalents on restricted share units are accrued and will be distributed at the same time and in the same proportion as the shares of common stock to which they relate; and

•                  Share units are paid out linearly between the 25th percentile and 55th percentile. Similarly, the share units are paid out linearly between the 55th percentile and the 75th percentile.

•                  Example: If we perform at a 40th percentile rank, each NEO would receive the number of shares equal to 75 percent of the target award. Further, in order to pay out at the 100 percent target, we must perform above the median of our TSR Comparator Group at the 55th percentile.

The performance-based share units payout chart below indicates the range of payouts:

PERFORMANCE-BASED SHARE UNITS

PAYOUT CHART

Award Provisions — 30 Percent Time-Based Share Units

As described above, time-based share units cliff vest after three years.

Accounting Value of Performance-Based Share Units

The accounting value of performance-based share units utilized in the compensation tables that follow reflects the number of units expected to vest based on the probable outcome determined in accordance with FASB ASC Topic 718. In 2018, the accounting value of each performance-based share unit was 116 percent of the value of each time-based share unit; the value of each NEO’s long-term incentive award was therefore more heavily weighted towards performance-based shares, as reflected in the compensation tables. As a result, 73 percent of the value of each NEO’s long-term incentive award is attributable to performance-based share units.

Results that Impacted 2018 Compensation

Our TSR performance of 11 percent resulted in a percentile rank of 47.5 versus the TSR Comparator Group for the January 1, 2016 through December 31, 2018 performance period. This percentile ranking resulted in a 87.5 percent payout for 2016 performance-based grants.

Retirement and Other Benefits

The available core benefits are the same for all United States employees and Executive Officers and include medical, pharmacy, dental, wellness, disability coverage, and life insurance. In addition, the Bemis 401(k) savings plans, Bemis Investment Incentive Plan (“BIIP”) and our retirement plans provide a reasonable level of retirement income. These plans are generally available to all salaried United States employees, including Executive Officers. We also offer a non-qualified supplemental retirement plan, which provides certain additional retirement benefits, including benefits that cannot be provided through the qualified plan due to various Internal Revenue Service limits. Certain Executive Officers also have accumulated benefits under various Bemis pension plans. Our salaried defined benefit pension plans were amended in September 2013 to freeze all further benefit accruals as of December 31, 2013. The cost of employee benefits is partially borne by the employee, including each Executive Officer.

Perquisites

There are no material perquisites for Executive Officers, including NEOs. Executive Officers do not receive any gross-up adjustments related to income tax for perquisites except for tax reimbursements provided to all employees who participate in our relocation program.

2019 Changes and Definitive Transaction Agreement with Amcor

As a result of improved Company performance in 2018, the Company’s compensation philosophy to align compensation with the middle range of the TTC Comparator Group, and NEOs’ salaries remaining unchanged for two years, the Committee approved a base compensation increase of 3 percent for all Executive Officers in 2019, consistent with market practice. No adjustments were made to short-term incentive targets or long-term incentive targets for any of the Executive Officers.

On August 6, 2018, we announced that our Board of Directors, along with the Board of Directors of Amcor Limited (“Amcor”), unanimously approved a definitive agreement (the “Agreement”) under which Bemis will combine with Amcor in an all-stock combination (the “Merger”).

The Merger will be effected at a fixed exchange ratio of 5.1 Amcor shares for each share of our stock, resulting in Amcor and Bemis shareholders owning approximately 71 percent and 29 percent of the combined company, respectively. Closing of the Merger is conditional upon the receipt of regulatory approvals, approval by both Amcor and Bemis shareholders, and satisfaction of other customary conditions. Subject to the satisfaction of the conditions to closing, we expect the Merger to close in the second quarter of calendar year 2019.

Due to the pending Merger at the time when the Committee was evaluating compensation for fiscal 2019, the Committee determined to keep compensation levels the same for Executive Officers, except for the base salary increases described above.  In addition, due to restrictions under the Agreement that precluded us from granting additional equity awards for the long-term incentive component of our executive compensation, the Committee instead approved long-term incentive awards for all Executive Officers and other eligible employees in the form of awards that payout in cash and vest solely based on time instead of performance metrics.  A pro-rated amount of the award will pay out upon the closing of the Merger, based on the number of days from January 1, 2019 to the date of closing divided by 1,095 days. The remaining amount of the awards will be forfeited, and it is expected that Amcor will grant the Executive Officers who continue their employment with Amcor after the closing a long-term incentive award consistent with such awards granted by Amcor to its other similarly-situated employees.

In addition, in connection with the execution of the Agreement, the Committee approved retention bonus awards for all Executive Officers, other than Mr. Austen and Mr. Clauer.  The retention bonus award will vest and be paid on the one-year anniversary of the closing, subject to the Executive Officer’s continued employment through such date, or such earlier termination of the Executive Officer’s employment by us other than for misconduct or non-performance. As a condition to receiving the retention bonus payment, the Executive Officer must sign and not rescind a general release of claims against us, and not be in breach of any confidentiality, non-competition, non-solicitation or assignment of intellectual property rights obligations under any applicable agreement with us.

Executive Officer Incentive Compensation Recovery Policy

The Company’s Executive Officer Incentive Compensation Recovery Policy (“Clawback Policy”) requires Bemis Executive Officers to reimburse the Company for all or a portion of cash incentive awards that were paid with respect to any fiscal year in which the following factors are present:

•                  A financial restatement is required due to material noncompliance with reporting requirements;

•                  The cash incentive award was determined based on financial results that were subject to the restatement; and

•                  A smaller award would have been paid based upon the restated financial results.

All demands for repayment are subject to Committee discretion based on the facts of the situation. The Clawback Policy is intended to prevent intentional manipulation of Company financial results.

Executive and Director Share Ownership Guidelines

We have established guidelines that require all Executive Officers and Directors to own a minimum number of Bemis shares to emphasize the importance of linking the interests of Executive Officers, Directors, and shareholders. Our share ownership requirement for the CEO is a market value equal to five times the CEO’s annual base salary. Our share ownership requirement for all other Executive Officers is a market value equal to three times their annual base salary. Our share ownership requirement for Directors is four times their annual cash retainer.

Each Executive Officer and Director is expected to achieve the ownership target within five years from the date of election as an Executive Officer or Director. All Named Executive Officers and Directors already meet the guidelines or were on track to meet the guidelines within the specified time if long-term incentive awards had been granted in the form of equity in 2019.

Each Executive Officer is required to hold, for a period of not less than three years from the date of share acquisition, one-half of the net number of shares issued pursuant to our equity compensation plans. This restriction expires after the three-year period or upon termination or retirement. In addition, Executive Officers and Directors are prohibited by our Securities Trading and Information Disclosure Policy from hedging or pledging their shares.

Risk Assessment

As part of their ongoing engagement, Willis Towers Watson routinely provides advice on a variety of topics that helps the Committee to avoid excessive compensation risk. In addition, during 2017 the Company conducted its own compensation risk management assessment of the company-wide incentive practices. The Company has concluded that the risks associated with compensation policies and practices were not reasonably likely to have a material adverse effect on the Company. No changes were made to our executive compensation program in 2018 that would materially impact the risk assessment.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code (the “Code”) precludes us from taking a federal income tax deduction for compensation paid in excess of $1 million to our “covered employees” (which as of 2018 includes the CEO, CFO and our three other most highly-compensated executive officers). Prior to 2018, this deduction limitation did not apply to qualified “performance-based” compensation and a company’s CFO was not considered to be a “covered employee”.  A “covered employee” now includes any person who served as our CEO or CFO at any time during a taxable year, as well as any person identified as a covered employee of the Company in 2017 or any subsequent year. Consequently, compensation paid in 2018 and later years to our NEOs in excess of $1 million will not be deductible unless it qualifies for transitional relief applicable to certain binding, written performance-based compensation arrangements that were in place as of November 2, 2017.

Despite these new limits on the deductibility of performance-based compensation, the Committee continues to believe that a significant portion of our executives’ compensation should be tied to the Company’s performance and that shareholder interests are best served if its discretion and flexibility in structuring and awarding compensation are not restricted, even though some compensation awards may have resulted in the past, and are expected to result in the future, in non-deductible compensation expense to the Company.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the proxy statement.

The Compensation Committee:

David S. Szczupak, Chair
Katherine C. Doyle

Guillermo Novo
Holly A. Van Deursen

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of the independent Directors listed above. No member of the Compensation Committee is a current, or during 2018 was a former officer or employee of the Company or any of its subsidiaries. During 2018, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. In 2018, none of our Executive Officers served on the board of directors or compensation committee of any entity that had one or more of its Executive Officers serving on the Board or the Compensation Committee of the Company.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table for 2018

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(1)	(2)	(3)	(4)	(5)
William F. Austen,	2018	1,090,000	5,822,382	962,132	(184,946)	41,161	7,730,729
President and Chief Executive Officer	2017	1,090,000	5,483,988		40,849	28,166	6,643,003
	2016	1,015,000	4,925,199	781,103	225,585	40,202	6,987,089
Michael B. Clauer,	2018	585,000	1,301,378	322,734		23,441	2,232,553
Senior Vice President and Chief Financial Officer	2017	585,000	1,225,750			27,177	1,837,927
	2016	550,000	1,006,570	264,536		31,691	1,852,797
Fred Stephan,	2018	480,137	1,064,601	272,197		20,413	1,837,348
President, Bemis North America(6)
Sheri H. Edison,	2018	480,000	757,255	211,846		22,590	1,471,691
Senior Vice President, Chief Legal Officer and Secretary	2017	480,000	713,266			25,006	1,218,272
	2016	466,500	704,117	179,500		21,975	1,372,092
Timothy S. Fliss,	2018	383,000	521,697	169,035		21,003	1,094,735
Senior Vice President and Chief Human Resources Officer	2017	383,000	491,382			25,095	899,477
	2016	372,000	485,035	143,138		20,669	1,020,842

(1)         Reflects actual base salary paid in 2018.

(2)         Reflects the grant date fair value of share units granted in the fiscal year, calculated in accordance with FASB ASC Topic 718.  Time-based share units and performance-based share units vest after a three-year period.  Time-based share units are valued at the number of units granted multiplied by the grant date closing price.  Performance-based share units are valued using a Monte Carlo simulation pursuant to FASB ASC Topic 718. For grants made in 2018, the accounting value of each performance-based share unit was 116 percent of the value of each time-based share unit.  Assuming that the performance-based share units vest at the maximum performance level, the grant date fair value of the 2018 performance-based share units at the grant date using the 1/2/18 share price of $47.81 would be: Mr. Austen-$7,350,596; Mr. Clauer-$1,642,943; Mr. Stephan-$1,344,035; Ms. Edison-$956,009; and Mr. Fliss-$658,631.

(3)         The amounts in this column reflect cash awards paid under the BEOPP, which is discussed in further detail in the Compensation Discussion and Analysis. The amount disclosed for Mr. Stephan includes $102,843 of short-term cash incentives paid that was attributable to the portion of the year prior to his promotion to an Executive Officer.

(4)         The amounts in this column reflect the actuarial increase in the present value of the Named Executive Officers’ benefits under all established pension plans as well as any above market earnings on non-qualified deferred compensation plans.  Interest rate and mortality rate assumptions used are consistent with those shown in our financial statements.  Mr. Austen is the only Named Executive Officer who participates in the Company’s defined benefit pension plan.  See 2018 Pension Benefits for more detailed information.

(5)         The amounts in this column include a sum of all other compensation as reported in the following table of All Other Compensation.

(6)         Mr. Stephan was promoted to an Executive Officer in May 2018.

All Other Compensation

Name	Year	401k Match BIIP ($)	Life Insurance ($)	Perquisites ($)	Total ($)
		(a)		(b)
William F. Austen	2018	19,250	7,379	14,532	41,161
Michael B. Clauer	2018	19,250	4,191		23,441
Fred Stephan	2018	19,250	1,163		20,413
Sheri H. Edison	2018	19,250	3,340		22,590
Timothy S. Fliss	2018	19,250	1,753		21,003

(a)         The Bemis Investment Incentive Plan (BIIP) 401(k) is available to all eligible salaried and non-union hourly employees, including all Executive Officers.  Participants contribute by making pre-tax employee contributions that are then matched by the Company in Bemis shares.  The match is 100 percent of the employee contributions up to a 7 percent maximum match of eligible compensation.   Participants are vested after three years of service.

(b)         The $14,532 amount relates entirely to personal use of aircraft that was provided by the Company.

Grants of Plan Based Awards in 2018

		Award	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number	Grant Date
	Eff Grant	(Approval)	Threshold	Target	Max	Threshold	Target	Max	of Shares of Stock	Fair Market
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	Value ($)
				(1)			(2)		(2)	(3)
William F. Austen	01/02/18	11/01/17							32,946	1,575,148
	01/02/18	11/01/17				38,437	76,873	153,746		4,247,233
			654,000	1,308,000	2,616,000
Michael B. Clauer	01/02/18	11/01/17							7,364	352,073
	01/02/18	11/01/17				8,591	17,182	34,364		949,306
			219,375	438,750	877,500
Fred Stephan	01/02/18	11/01/17							4,761	227,623
	05/02/18	05/02/18							1,263	60,384
	01/02/18	11/01/17				5,555	11,109	22,218		613,772
	05/02/18	05/02/18				1,474	2,947	5,894		162,822
			160,486	320,973	641,945
Sheri H. Edison	01/02/18	11/01/17							4,285	204,866
	01/02/18	11/01/17				4,999	9,998	19,996		552,390
			144,000	288,000	576,000
Timothy S. Fliss	01/02/18	11/01/17							2,952	141,135
	01/02/18	11/01/17				3,444	6,888	13,776		380,562
			114,900	229,800	459,600

(1)         The Bemis Executive Officer Performance Plan (BEOPP) is an annual, non-equity cash incentive program.  The BEOPP provides the formula for calculating the annual non-equity incentive-based compensation, subject to the Committee’s oversight and approval.  Each Named Executive Officer has a target award opportunity that is assigned as a percentage of annual base pay.  These annual target awards range from 60 percent of annual base pay to 120 percent of annual base pay (as determined by the Committee).  The short-term, non-equity incentive plan’s measurement for payout is adjusted Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) results against target, adjusted Return on Invested Capital (ROIC) results against target, and adjusted Net Revenue results against target.  The payout is determined by adjusted EBITDA, adjusted ROIC, and adjusted Net Revenue performance, respectively, utilizing a performance scale (see BEOPP Funding Scale in Compensation Discussion and Analysis).  The maximum payout under this plan is $3,000,000. Mr. Stephan joined the BEOPP on May 1, 2018 at which time he received a short-term incentive target increase from 60 percent to 70 percent.

(2)         Reflects the issuance of restricted equity units to the Named Executive Officers.  Time-based share units and performance-based share units vest after a three-year period, subject to accelerated vesting for retirement eligible participants.  Retirement eligible participants for 2018 include: Mr. Austen, Mr. Clauer, Ms. Edison, and Mr. Fliss. The share price used to determine the number of both time-based and performance-based share units granted on 1/2/18 was the average closing share price for the last 20 trading days of December 2017, or $47.26.  The maximum payout for the performance-based share units is two times the target for achieving 75 percent of TSR in comparison to the TSR Comparator Group while achieving the 25th percentile of TSR in comparison to the TSR Comparator Group yields a 50 percent payout.  Below the 25th percentile achievement yields no payout.  All restricted equity units vest in the event of an Executive Officer’s death or disability and in the event of a change of control, with performance-based share units vesting at the target.  In addition, any Executive Officer who retired at or after the age 55 will vest in a prorated amount of the units determined based on the number of months of the vesting or performance period while the Executive Officer was employed.  Upon being promoted to an Executive Officer in May 2018, Mr. Stephan received an additional 2,947 performance-based share units and 1,263 time-based share units.

(3)         Grant date fair market value for the time-based share units is the number of units, multiplied by the closing market price on 1/2/18, which was $47.81.  Grant date fair market value for the performance-based share units is determined using the Monte Carlo simulation in accordance with FASB ASC Topic 718.  The accounting value of each performance-based share unit was 116 percent of the value of each time-based share unit.

Outstanding Equity Awards at 2018 Fiscal Year End

		Stock Awards
		(1)	(2)	(1)		(2)
Name		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William F. Austen	(3)	31,653	1,452,873
	(4)	32,946	1,512,221
				(5)	73,857	3,390,036
				(6)	76,873	3,528,471
Michael B. Clauer	(3)	7,075	324,743
	(4)	7,364	338,008
				(5)	16,508	757,717
				(6)	17,182	788,654
Fred Stephan	(7)	4,575	209,993
	(8)	6,024	276,502
				(9)	10,673	489,891
				(10)	14,056	645,170
Sheri H. Edison	(3)	4,117	188,970
	(4)	4,285	196,682
				(5)	9,606	440,915
				(6)	9,998	458,908
Timothy S. Fliss	(3)	2,836	130,172
	(4)	2,952	135,497
				(5)	6,618	303,766
				(6)	6,888	316,159

(1)         Reflects outstanding time-based share units and performance-based share units that vest after a three-year period. The performance-based share units will vest on 12/31/2019 and 12/31/2020 based on our TSR performance relative to our TSR Comparator Group.  Dividend equivalents are accrued and paid out when the share units fully vest.

(2)         Market value of share units is determined by multiplying the number of units by the 12/31/2018 Bemis closing share price of $45.90.

(3)         Number of time-based share units awarded on 1/3/2017. The units will vest on 12/31/2019.

(4)         Number of time-based share units awarded on 1/2/2018. The units will vest on 12/31/2020.

(5)         Number of performance-based share units awarded on 1/3/2017 that would be earned based on achieving target level of performance.

(6)         Number of performance-based share units awarded on 1/2/2018 that would be earned based on achieving target level of performance.

(7)         Number of time-based share units awarded on 2/20/2017 that will vest on 12/31/2019.

(8)         Number of time-based share units awarded on 1/2/2018 and 5/2/2018 that will vest on 12/31/2020.

(9)         Number of performance-based share units awarded on 2/20/2017 that will vest on 12/31/2019.

(10)  Number of performance-based share units awarded on 1/2/2018 and 5/2/2018 that will vest on 12/31/2020.

Option Exercises and Stock Vested in 2018

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
	(1)
William F. Austen	31,334	1,431,337	(2)
	63,974	3,196,141	(3)
Michael B. Clauer	6,404	292,535	(2)
	13,075	653,227	(3)
Fred Stephan	23,700	1,082,616	(2)

Sheri H. Edison	4,480	204,646	(2)
	9,146	456,934	(3)
Timothy S. Fliss	3,086	140,968	(2)
	6,300	314,748	(3)

(1)         The figures represent the number of shares that vested during 2018 for each Named Executive Officer.  Dollar amount represents the share closing price on the date of vesting multiplied by the number of units vested for time-based shares.

(2)         Time-based share units vested 12/31/2018 and distributed on 1/2/2019 to the Named Executive Officer.

(3)         Performance-based share units vested during 2018 and distributed on 2/6/2019 to the Named Executive Officer.

2018 Pension Benefits

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under each of the Retirement Plans and Supplemental Retirement Plans, determined using interest rate and mortality rate assumptions described below. The pension plans included in this table are frozen as of December 31, 2013.  Any employee hired after January 1, 2005 is not eligible to participate in any of the Bemis Defined Benefit Retirement Programs.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
	(1)(2)		(3)
William F. Austen	Bemis Retirement Plan	5.80	219,360
	Bemis Supplemental Retirement Plan	5.80	777,955
	Bemis Supplemental Retirement Plan for Senior Officers	13.80	4,139,945
	TOTAL		5,137,260

Key Assumptions(3)	12/31/2018	12/31/2017
Discount Rate	4.25%	3.75%
Expected Retirement Age	Earliest unreduced age	Earliest unreduced age
Pre-Retirement Decrements	None	None
Post-Retirement Mortality	RP 2014 adjusted to 2006	RP 2014 adjusted to 2006
Mortality Projection Scale	MP 2018 Generational	MP 2017 Generational
Form of Payment
BRP	Single Life Annuity	Single Life Annuity
Supplemental	Lump Sum	Lump Sum
SERP	Lump Sum	Lump Sum
Lump Sum Assumptions
Interest	3.00%	3.00%
Mortality	IRS 2019 Applicable Mortality Table	IRS 2018 Applicable Mortality Table

(1)         Bemis Retirement Plan (BRP) and Bemis Supplemental Retirement Plan (Supplemental Plan) - Both the BRP and the Supplemental Plan are non-contributory defined benefit plans with an offset for Social Security, which provide benefits determined primarily by final average salary and years of service. Final average salary is determined by using the highest five consecutive years of earnings out of the last fifteen.  Eligible earnings include regular annual base compensation plus any annual non-equity cash incentive earned.  The benefit formula is 50 percent of the final average salary, less 50 percent of the estimated Social Security benefit.  Benefits are generally accrued over a 30-year period.  The Supplemental Plan is a non-qualified defined benefit “excess” plan that provides an additional benefit which would have been provided under the BRP but for the limitations imposed by IRC Section 415 (maximum benefits) and IRC Section 401(a)(17) (maximum compensation).  The provisions of the Supplemental Plan generally mirror the BRP, except the Supplemental Plan provides for a present value lump sum payment option, while the BRP does not.  The only Named Executive Officer that meets the eligibility requirements for early retirement as of December 31, 2018 is Mr. Austen.  Early retirement eligibility is age 55 with 10 years of service.  The early retirement benefits for Mr. Austen equals the normal retirement benefit, reduced by 5 percent each year from age 66 to age 61, then reduced 4 percent each year to age 55.  The BRP and Supplemental Plans are frozen as of December 31, 2013; therefore, no additional benefits will be earned under these plans after December 31, 2013.

(2)         Similar to the BRP and Supplemental Plan, the total benefits under the Bemis Supplemental Retirement Plan for Senior Officers (SERP) is 50 percent of final average earnings, less 50 percent of the estimated Social Security benefit, then offset by the BRP and Supplemental Plan benefit amounts.  However, unlike the BRP and the Supplemental Plan, benefits under the SERP accrue over a 20-year period.  In addition, final average earnings are calculated using the highest five years during the last 15, whether or not they are consecutive.  Benefits under the SERP vest upon attainment of age 50 with 20 years of service, or when combined age and service totals 75 or more.  The early retirement eligibility is the same as the vesting eligibility notes above, except that the Senior Officer cannot commence payment prior to age 55.  The SERP has no early retirement reductions and a present value lump sum form of payment is offered.  The SERP is frozen as of December 31, 2013; therefore, no additional benefits will be earned under this plan after December 31, 2013.

(3)         All assumptions used to calculate the present value of accumulated benefits under the BRP, Supplemental Plan and the SERP, are the same as those used in our financial statements as of December 31, 2018, except for the assumed retirement age.  The assumed retirement age has been changed to reflect the earliest unreduced age under the SERP.  Lump sums under the Supplemental Plan and the SERP were calculated assuming a 3 percent lump sum interest rate and the IRS 2019 Applicable Mortality Table.

Potential Payments upon Termination, Including Following Change of Control for 2018

The following table describes the potential payments and benefits under the Company’s compensation and benefit plans and arrangements to which the Named Executive Officers would be entitled to upon termination of employment, including following a change of control. Except for certain terminations following a change of control of the Company as described below, there are no other agreements, arrangements or plans that entitle Executive Officers to severance, perquisites, or other enhanced benefits upon termination of their employment. Any agreement to provide such payments or benefits to a terminating Executive Officer (other than following a change of control) would be at the discretion of the Compensation Committee.

The amounts shown below for change of control and certain terminations of employment following a change of control reflect payments and benefits under the Management Agreements in connection with any change of control. The amounts shown below do not give effect to other specific arrangements specific to the Merger with Amcor, which are described above under “Executive Compensation Discussion & Analysis — 2019 Changes and Definitive Transaction Agreement with Amcor” and below under “Management Agreements — Arrangements due to Definitive Transaction Agreement with Amcor.”

Name	Event	Cash Severance Payment (salary, bonus, etc.) ($)	Incremental Pension Benefit (present value) ($)	Continuation of Medical/ Welfare Benefits (present value) ($)	Acceleration and Continuation of Equity Awards ($)	Excise Tax Adjustment ($)
			(1)		(2)
William F. Austen	Death and disability				10,275,111
	(3) Voluntary termination				5,125,858
	(3) Voluntary retirement				5,125,858
	(3) Involuntary termination				5,125,858
	Involuntary termination for cause Change of control				10,275,111
	(4) Involuntary or constructive termination after change of control	15,506,660		158,301		11,554,685
Michael B. Clauer	Death and disability				2,297,101
	(3) Voluntary termination				1,145,701
	(3) Voluntary retirement				1,145,701
	(3) Involuntary termination				1,145,701
	Involuntary termination for cause Change of control				2,297,101
	(5) Involuntary or constructive termination after change of control	3,126,000		71,011
Sheri H. Edison	Death and disability				1,336,670
	(3) Voluntary termination				666,680
	(3) Voluntary retirement				666,680
	(3) Involuntary termination				666,680
	Involuntary termination for cause Change of control				1,336,670
	(5) Involuntary or constructive termination after change of control	2,340,000		96,144
Timothy S. Fliss	Death and disability				920,864
	(3) Voluntary termination				459,290
	(3) Voluntary retirement				459,290
	(3) Involuntary termination				459,290
	Involuntary termination for cause Change of control				920,864
	(5) Involuntary or constructive termination after change of control	1,859,800		78,504
Fred Stephan	Death & Disability				1,682,354
	(3) Voluntary termination
	(3) Voluntary retirement
	(3) Involuntary termination
	Involuntary termination for cause Change of control				1,682,354
	(5) Involuntary or constructive termination after change of control	1,960,000		81,157

(1)         Vested pension benefits, if any, for the Named Executive Officers are not listed in this table because they are already provided under Pension Benefits.

(2)         The Acceleration and Continuation of Equity Awards column for a change of control includes the value of all currently non-vested equity units outstanding at 2018 fiscal year-end from the Outstanding Equity Awards Table, including both time and performance-based awards (assuming performance-based awards vest at target levels).

(3)         The Acceleration and Continuation of Equity Awards column for voluntary termination, voluntary retirement, and involuntary termination includes payouts that are pursuant to the terms of the Plan, assuming a 100 percent payout at Target for performance-based share units.

(4)         Involuntary or constructive termination after change of control: provides salary, bonus, and an excise tax adjustment. The cash column represents three (3) times the annual base salary, three (3) times the greater of the current bonus target or the highest bonus paid to the Named Executive Officer during the previous five (5) calendar years, a cash payment equal to the value of the 2018 restricted share award made to the Named Executive Officer, and three (3) times the benefit costs calculated at thirty (30) percent of base pay. The continuation of medical/welfare benefits column represents the estimated cost for Bemis’ portion of health, welfare and life insurance cost for a three (3) year period.

(5)         Involuntary or constructive termination after change of control: provides salary, and bonus (no tax gross-up due to elimination of this benefit as of 1/1/2009). The cash column represents two (2) times the annual base salary, two (2) times the greater of the current bonus target or the highest bonus paid to the Named Executive Officer during the previous five (5) calendar years, and two (2) times the benefit costs calculated at thirty (30) percent of base pay. The continuation of medical/welfare benefits column represents the estimated cost for Bemis’ portion of health, welfare and life insurance cost for a two (2) year period.

MANAGEMENT AGREEMENTS

We have Management Agreements (“Agreements”) with the Executive Officers that become effective only upon a change of control event. A change of control event is deemed to have occurred if (i) any person acquires or becomes a beneficial owner, directly or indirectly, of our securities representing 20 percent or more of our voting securities or 20 percent or more of our outstanding Common Stock, (ii) incumbent directors and directors elected or nominated by the Board cease to constitute a majority of the Board, (iii) consummation of a merger, unless the beneficial owners of our voting securities and outstanding Common Stock beneficially own more than 80 percent of the voting securities and outstanding Common Stock of the surviving corporation in substantially the same proportions, (iv) shareholder approval of a complete liquidation or dissolution of the Company or sale or other disposition of all or substantially all of the assets of the Company unless the beneficial owners of our voting securities and outstanding Common Stock beneficially own more than 80 percent of the voting securities and outstanding Common Stock of the surviving corporation, or (v) the Company enters into a letter of intent or agreement in principle relating to one of the foregoing change of control events that ultimately results in such a change of control event, or a tender or exchange offer or proxy contest is commenced which ultimately results in such a change of control event. If, in connection with a change of control event, an Executive Officer is terminated involuntarily or constructively involuntarily terminated (a “Qualifying Event”), such Executive Officer will be entitled:

(a)         To immediately receive from us or our successor, a lump-sum cash payment in an amount equal to two times (or three times for Executive Officers elected before 2008) the sum of (1) the executive’s annual salary for the previous year, or, if higher, the executive’s annual salary in effect immediately prior to the change of control event; (2) the executive’s target bonus for the current year, or, if higher, the highest annual bonus received by the executive during the previous five years; and (3) the estimated value of fringe benefits and perquisites;

(b)         To immediately receive from us or our successor (for Executive Officers elected before 2007), a lump-sum cash payment in an amount equal to the executive’s most recent annual grant of equity units multiplied by the value of a share of our common stock on the day immediately prior to the change of control event; and

(c)          For two years (or three years for Executive Officers elected before 2008) after the “Involuntary Termination” or “Constructive Involuntary Termination”, to participate in any health, disability, and life insurance plan or program in which the executive was entitled to participate immediately prior to the change of control event; but notwithstanding anything to the contrary above, the executive will not be entitled to benefits under subparagraphs (a), (b) or (c) above for any time following the executive’s sixty-fifth (65th) birthday.

For purposes of the Agreements, “Involuntary Termination” means a termination by us of the executive’s employment that is not a termination for “Cause” and that is not on account of the death or disability of the executive.

“Constructive Involuntary Termination” means any of the following events: (1) reduction of the executive’s title, duties, responsibilities, or authority, other than for Cause or disability; (2) reduction of the executive’s annual base salary; (3) reduction of the aggregate benefits under our pension, profit sharing, retirement, life insurance, medical, health and accident, disability, bonus and incentive plans, and other employee benefit plans and arrangements or reduction of the number of paid vacation days to which the executive is entitled; (4) we fail to obtain assumption of the Agreement by any successor; (5) we require the executive to perform his primary duties at a location that is more than 25 miles further from his primary residence than the location at which he performs his primary duties on the effective date of the Agreement; or (6) a termination of employment with us by the executive after any of the other occurrences listed.

“Cause” means, and is limited to, (1) willful and gross neglect of duties by the executive that has not been substantially corrected within 30 days after his receipt from us of written notice describing the neglect and the steps necessary to substantially correct it, or (2) an act or acts committed by the executive constituting a felony and substantially detrimental to us or our reputation.

In 2008, new Management Agreements were approved for all incoming Executive Officers. These agreements provide for two (2) years of payments (versus the previously executed Management Agreements that provide for three (3) years of payments) and provide no additional payments for any restricted share unit awards. Effective January 1, 2009, the Compensation Committee eliminated the Internal Revenue Code Section 280G excise tax adjustments from payments due under new Management Agreements.

Arrangements due to Definitive Transaction Agreement with Amcor

The Management Agreements described above govern any change of control transaction.  Specific to the Merger with Amcor, certain additional arrangements have been put in place that have payment triggers tied to the Merger, such as the 2019 long-term incentive awards and retention bonus awards described above.  In addition, Amcor has made provisional offers of employment to all Executive Officers, other than Mr. Austen and Mr. Clauer, for employment with the combined company that have been accepted by these Executive Officers. These offers provide for annual compensation (base salary, annual cash bonus, long-term incentives and other benefits) that Amcor believes to be commensurate with the roles the executives would assume with the combined company. These offers preserve the Executives Officers’ eligibility for the existing retention bonus arrangements and provide for the settlement of the Executive Officers’ existing Management Agreements in return for comparable payments at or after closing. The offer letters with two Executive Officers who may experience a Qualifying Event provide for termination of the Executive Officer’s Management Agreement in exchange for certain payments and potential payments in an aggregate amount that is comparable to the severance benefits that would have been payable upon a Qualifying Event under the Management Agreement before any reduction to avoid an excise tax.

Mr. Austen and Mr. Clauer may enter into consulting arrangements with Amcor pursuant to which they will be available to provide limited transition services, if required and as requested by Amcor, for a brief period of time following closings.

Pursuant to the Agreement, Amcor agreed to provide, for a period of one year after the closing, certain benefits to any Bemis employees who continue with the combined company, including (i) base salary or hourly wage and short-term cash incentive bonus opportunity that, in each case, is no less than the base pay or hourly wage and short-term cash incentive bonus opportunity paid or made available to the continuing employee prior to the closing, (ii) subject to certain exceptions, a total direct compensation opportunity for 2019 that is substantially similar to the applicable continuing employee’s total direct compensation for 2018, (iii) severance benefits that are no less favorable to the applicable continuing employee than those applicable immediately prior to the closing and (iv) group employee benefits that are substantially similar in the aggregate to the group employee benefits provided to the continuing employees immediately prior to the closing.

CEO PAY RATIO

We are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of Mr. Austen, our Chief Executive Officer (“CEO”):

For 2018:

•                   the annual total compensation of our median employee was $45,084; and

•                   the annual total compensation of our CEO, as reported in the Summary Compensation Table included on page 22 of this proxy statement, was $7,730,729.

Based on this information for fiscal year 2018, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was approximately 171:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K.

We identified our median employee based on fiscal 2018 annual base compensation (salary and hourly wages) for all employees within our organization (including global full-time, part-time and temporary employees), other than our CEO, who were employed on October 1, 2018. More than one employee had the same annual base compensation. To select an employee from this group, we calculated total compensation as defined for purposes of the Summary Compensation Table for each employee in the group and selected the median employee.

When calculating annual total compensation of the median employee, we included all elements of compensation included in the Summary Compensation Table, including base pay, shift differential, overtime, bonus, 401(k) match, perquisites and similar other compensation elements.

2018 Director Compensation

Director compensation is approved by the Compensation Committee. The Committee determines appropriate pay levels in reliance on the expertise of, and data supplied by, Willis Towers Watson. The components of Director pay include cash or shares in lieu of cash, share awards, and an additional cash payment and share award for Non-Executive Chairman of the Board (or Independent Lead Director, if applicable) and for Directors who serve as Chairs on the Committees. For 2018, annual board compensation remained the same as 2017, consisting of $95,000 in cash or shares in lieu of cash and restricted stock unit awards valued at $130,000. In addition, the Committee Chairs received a payment of cash or shares in lieu of cash in the amount of $18,000. Director Manganello received an annual fee of $95,000 and restricted stock unit awards valued at $95,000 for services as Non-Executive Chairman of the Board.

The table below reflects shares granted for the term beginning at the 2018 Annual Shareholder Meeting.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
		(1)
Katherine C. Doyle	95,000	132,937		227,937
Ronald J. Floto(3)	32,102			32,102
Adele M. Gulfo(2)		228,032		228,032
David S. Haffner	101,082	132,937		234,020
Timothy M. Manganello	190,000	230,053		420,053
William L. Mansfield(2)(3)		32,132		32,132
Arun Nayar	113,000	132,937		245,937
Guillermo Novo(4)	75,472	132,937		208,409
Marran H. Ogilvie(4)	75,472	132,937		208,409
David T. Szczupak(2)		239,914		239,914
Holly A. Van Deursen	113,000	132,937		245,937
Philip G. Weaver	109,300	132,937		242,237
George W. Wurtz III(4)	75,472	132,937		208,409
Robert H. Yanker(2)(4)		208,507		208,507

(1)         Each Director elected at the 2018 Annual Meeting of Shareholders was granted Restricted Stock Units (RSUs) for 3,095 shares with a grant date fair value computed in accordance with FASB ASC Topic 718 of $130,021 (3,095 shares multiplied by the stock closing price on 5/3/18 or $42.01).  These RSUs will have a one-year vesting period and will vest in full on the earlier of the first anniversary of the date of grant or at the next Annual Meeting of Shareholders.  Any Director whose service terminates prior to an Annual Meeting of Shareholders will vest in a prorated number of share units for the portion of the year served.

(2)         Directors Gulfo, Mansfield, Szczupak, and Yanker elected to receive their entire annual retainer in the form of Bemis shares in lieu of cash.

(3)         Directors Floto and Mansfield retired from the Board on May 3, 2018.

(4)         Directors Novo, Ogilvie, Wurtz, and Yanker were appointed to the Board effective March 16, 2018.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE TRANSACTIONS WITH RELATED PERSONS

Our Board of Directors has approved a written policy whereby the Audit Committee must approve any transaction with a related person, as defined in Item 404 of Regulation S-K (“Related Person Transaction”), before commencement of such transaction; provided, however, that if the transaction is identified after it commences, it shall be brought to the Audit Committee for ratification. The Related Person Transaction should be presented to the Audit Committee by an Executive Officer requesting that the Audit Committee consider the Related Person Transaction at its next meeting. The Executive Officer presenting the transaction must advise the Audit Committee of all material terms of the transaction.

The Audit Committee has delegated authority to the Audit Committee Chairman to, upon request of an Executive Officer, approve Related Person Transactions if they arise between Audit Committee meetings. The Chairman may take any action with respect to such Related Person Transaction that the Audit Committee would be authorized to take, or, in his or her discretion, require that the matter be brought before the full Audit Committee. Any action taken by the Chairman shall be reported to the Audit Committee at its next regularly scheduled meeting.

Standards for Approval of Transactions

The Audit Committee will analyze the following factors, in addition to any other factors the Committee deems appropriate, in determining whether to approve a Related Person Transaction:

•                   Whether the terms of the transaction are fair;

•                   Whether the transaction is material to us;

•                   The role the related person has played in arranging the Related Person Transaction;

•                   The structure of the Related Person Transaction; and

•                   The interests of all related persons in the Related Person Transaction.

A Related Person Transaction will only be approved by the Audit Committee if the Audit Committee determines that the Related Person Transaction is beneficial to us and the terms of the Related Person Transaction are fair.

Approval Process

The Audit Committee may, in its sole discretion, approve or deny any Related Person Transaction. Approval of a Related Person Transaction may be conditioned upon us and the related person taking any or all of the following additional actions, or any other actions that the Audit Committee deems appropriate:

•                   Requiring the related person to resign from, or change position within, an entity that is involved in the Related Person Transaction;

•                   Assuring that the related person will not be directly involved in negotiating the terms of the Related Person Transaction or in the ongoing relationship between us and the other persons or entities involved in the Related Person Transaction;

•                   Limiting the duration or magnitude of the Related Person Transaction;

•                   Requiring that information about the Related Person Transaction be documented and that reports reflecting the nature and amount of the Related Person Transaction be delivered to the Audit Committee on a regular basis;

•                   Requiring that we have the right to terminate the Related Person Transaction by giving a specified period of advance notice; or

•                   Appointing a Company representative to monitor various aspects of the Related Person Transaction.

In the case of any transaction for which ratification is sought, the Audit Committee may require amendment or termination of the transaction, or implementation of the above actions, if the Audit Committee does not ratify the transaction.

Transactions with Related Persons during Fiscal Year 2018

Item 404 of Regulation S-K requires that we disclose any transactions between us and any related persons, as defined by Item 404, in which the amount involved exceeds $120,000 and in which any related party had or will have a direct or indirect material interest. During fiscal year 2018, there were no Related Person Transactions meeting the requirements of Item 404 of Regulation S-K.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for other services rendered by PwC during those periods.

	2018	2017
Audit Fees(1)	$3,464,508	$3,356,806
Audit-Related Fees(2)	214,900	152,203
Tax Fees(3)	132,066	95,457
Other Fees(4)	973,300	738,395
TOTAL FEES	$4,784,774	$4,342,861

(1)         Audit Fees — These are fees for professional services performed by PwC for the integrated audits of the Company’s annual financial statements and reviews of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)         Audit-Related Fees — These are fees for the assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of the Company’s financial statements.  For 2018, this included amounts related to the adoption of the lease accounting standard.  For 2017, the fees primarily related to additional work for the adoption of the revenue recognition standard.

(3)         Tax Fees — These are fees for professional services performed by PwC with respect to tax compliance, tax advice and tax planning. This includes review and/or preparation of certain foreign tax returns and tax consulting.

(4)         Other Fees — The 2018 and 2017 fees paid to PwC were primarily for transaction due diligence.

The Audit Committee approved all audit and non-audit services provided to the Company by PwC in accordance with its policy, prior to management engaging the auditor for that purpose.  The Committee’s current practice is to consider for pre-approval quarterly all audit and non-audit services that management recommends to be provided by PwC.  In making its recommendation to appoint PwC as the Company’s independent registered public accounting firm, the Audit Committee has considered whether the provision of the non-audit services rendered by PwC is compatible with maintaining that firm’s independence.

PART  IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Pages in Original Filing
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

Incorporated by Reference

4	(b)	Form of 3.100% Note due 2026 Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2016. (File No. 1-5277)).	Incorporated by Reference

10	(a)

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

Incorporated by Reference

21		Subsidiaries of the Registrant. (Previously filed as Exhibit 21 to the Original Filing).	Previously Filed with Original Filing

23		Consent of PricewaterhouseCoopers LLP (Previously filed as Exhibit 23 to the Original Filing).	Previously Filed with Original Filing

31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO (Previously filed as Exhibit 31.1 to the Original Filing).	Previously Filed with Original Filing

31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO (Previously filed as Exhibit 31.2 to the Original Filing).	Previously Filed with Original Filing

31.3		Rule 13a-14(a)/15d-14(a) Certification of CEO.	Filed Electronically

31.	.4	Rule 13a-14(a)/15d-14(a) Certification of CFO.	Filed Electronically

32		Section 1350 Certification of CEO and CFO (Previously filed as Exhibit 32 to the Original Filing).	Previously Filed with Original Filing

101		Interactive data files. (Previously filed as Exhibit 101 to Original Filing.)	Previously Filed with Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEMIS COMPANY, INC.

By	/s/ Michael B. Clauer	By	/s/ Jerry S. Krempa
	Michael B. Clauer, Senior Vice President and Chief Financial Officer		Jerry S. Krempa, Vice President and Chief Accounting Officer

	Date March 21, 2019		Date March 21, 2019