Form 10-Q
period 2019-03-31
BEMIS CO INC
filed 2019-04-26
CIK 11199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 24, 2019, the registrant had 91,211,989 shares of Common Stock, $0.10 par value, issued and outstanding.

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

These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 could cause actual future results to differ materially from those projected in the forward-looking statements. In addition, actual future results could differ materially from those projected in the forward-looking statements as a result of changes in the assumptions used in making such forward-looking statements.

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

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2019	2018
Net sales	$1,001.4	$1,027.4
Cost of products sold	799.2	829.4
Gross profit	202.2	198.0

Operating expenses:
Selling, general, and administrative expenses	97.1	96.9
Research and development costs	9.7	10.0
Restructuring and other costs	6.9	13.4
Other operating income	(8.6)	(2.8)

Operating income	97.1	80.5

Interest expense	18.5	18.9
Other non-operating income	(1.8)	(0.9)

Income before income taxes	80.4	62.5

Income tax provision	20.0	14.9

Net income	$60.4	$47.6

Basic earnings per share	$0.66	$0.52

Diluted earnings per share	$0.66	$0.52

Cash dividends paid per share	$0.32	$0.31

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2019	2018
Net income	$60.4	$47.6
Other comprehensive income:
Translation adjustments	2.0	15.6
Pension and other postretirement liability adjustments, net of tax (a)	1.9	3.0
Other comprehensive income	3.9	18.6
Total comprehensive income	$64.3	$66.2

(a) Tax benefit related to pension and other postretirement liability adjustments	$0.7	$1.1
See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31, 2019	December 31, 2018
ASSETS

Cash and cash equivalents	$57.7	$76.1
Trade receivables	482.1	443.3
Inventories	640.1	619.5
Prepaid expenses and other current assets	100.3	95.7
Total current assets	1,280.2	1,234.6

Property and equipment, net	1,239.1	1,250.3

Operating lease assets	51.1	—
Goodwill	845.2	845.2
Other intangible assets, net	117.4	121.4
Deferred charges and other assets	114.8	119.5
Total other long-term assets	1,128.5	1,086.1

TOTAL ASSETS	$3,647.8	$3,571.0

LIABILITIES

Current portion of long-term debt	$1.7	$1.8
Short-term borrowings	12.7	10.2
Accounts payable	465.7	515.9
Employee-related liabilities	87.6	94.3
Accrued income and other taxes	49.6	33.3
Other current liabilities	44.6	46.1
Total current liabilities	661.9	701.6

Long-term debt, less current portion	1,395.0	1,348.6
Deferred taxes	169.5	166.7
Operating lease liabilities	45.2	—
Other liabilities and deferred credits	128.0	138.2
Total liabilities	2,399.6	2,355.1

Commitments and contingencies (See Note 14)

EQUITY

Common stock issued (129.5 and 129.3 shares, respectively)	13.0	12.9
Capital in excess of par value	601.4	604.2
Retained earnings	2,487.8	2,456.7
Accumulated other comprehensive loss	(521.6)	(525.5)
Common stock held in treasury (38.3 shares at cost)	(1,332.4)	(1,332.4)
Total equity	1,248.2	1,215.9

TOTAL LIABILITIES AND EQUITY	$3,647.8	$3,571.0
See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$60.4	$47.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.2	43.2
Share-based compensation	3.7	4.8
Deferred income taxes	1.7	0.7
Income of unconsolidated affiliated company	(0.6)	(0.8)
Net loss on disposal of property and equipment	0.3	0.1
Changes in working capital, excluding effect of currency	(102.1)	(40.8)
Changes in other assets and liabilities	(3.1)	(0.5)

Net cash provided by operating activities	1.5	54.3

Cash flows from investing activities
Additions to property and equipment	(28.6)	(46.2)
Proceeds from sale of property and equipment	0.2	0.1

Net cash used in investing activities	(28.4)	(46.1)

Cash flows from financing activities
Repayment of long-term debt	(0.4)	(0.3)
Net borrowing of commercial paper	43.2	9.3
Net borrowing of short-term debt	2.4	3.3
Cash dividends paid to shareholders	(30.3)	(29.2)
Stock incentive programs and related tax withholdings	(6.5)	(5.6)

Net cash provided by (used in) financing activities	8.4	(22.5)

Effect of exchange rates on cash and cash equivalents	0.1	2.9

Net decrease in cash and cash equivalents	(18.4)	(11.4)

Cash and cash equivalents balance at beginning of year	76.1	71.1

Cash and cash equivalents balance at end of period	$57.7	$59.7

See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in millions)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury	Total
Balance at December 31, 2017	$12.9	$590.4	$2,324.8	$(394.5)	$(1,332.4)	$1,201.2

Net income			47.6			47.6
Other comprehensive income				18.6		18.6
Cash dividends declared on common stock ($0.31 per share)			(28.4)			(28.4)
Stock incentive programs and related tax withholdings (0.2 shares)	—	(5.6)				(5.6)
Share-based compensation		4.8				4.8

Balance at March 31, 2018	$12.9	$589.6	$2,344.0	$(375.9)	$(1,332.4)	$1,238.2

Balance at December 31, 2018	$12.9	$604.2	$2,456.7	$(525.5)	$(1,332.4)	$1,215.9

Net income			60.4			60.4
Other comprehensive income				3.9		3.9
Cash dividends declared on common stock ($0.32 per share)			(29.3)			(29.3)
Stock incentive programs and related tax withholdings (0.2 shares)	0.1	(6.5)				(6.4)
Share-based compensation		3.7				3.7

Balance at March 31, 2019	$13.0	$601.4	$2,487.8	$(521.6)	$(1,332.4)	$1,248.2
See accompanying notes to condensed consolidated financial statements.

BEMIS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Bemis Company, Inc. (the "Company") in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair statement of its financial position, results of operations and cash flows.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Definitive Transaction Agreement with Amcor

On August 6, 2018, the Company announced that its Board of Directors, along with the Board of Directors of Amcor Limited (“Amcor”), unanimously approved a definitive agreement (the "Agreement”) under which Bemis will combine with Amcor in an all-stock combination (the “Transaction”).

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

In the first quarter of 2019, in connection with the Transaction, the Company incurred pre-tax expenses of approximately $2.9 million related to professional fees which are recorded in Restructuring and other costs in the condensed consolidated statement of income.

Note 2 — New Accounting Guidance

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance that required lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting.  The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  Lease classification will determine how to recognize lease-related revenue and expense.  The Company adopted the new lease standard at January 1, 2019 using a simplified transition option that allows for a cumulative-effect adjustment in the period of adoption and therefore did not restate prior periods. The Company also elected to adopt the package of practical expedients which allows for existing operating leases to continue to be classified as operating leases under the new guidance without reassessing whether the contracts contain a lease under the new guidance or whether classification of the operating lease would be different under the new standard. The Company did not elect the use-of-hindsight practical expedient but did adopt the practical expedient pertaining to land easements which provides the option not to reassess whether land easements not previously accounted for as leases under prior leasing guidance would be leases under the new guidance. All of our leases at the adoption date were operating leases.

As a result of the adoption of the new standard, the Company recognized operating lease liabilities of $51.2 million based on the present value of the remaining minimum rental payments and corresponding right-of-use assets of $51.1 million. Adoption of the new guidance did not impact retained earnings. Due to the adoption of the guidance using the retrospective cumulative-effect adjustment method, there are no changes to the Company's previously reported results prior to January 1,

2019. Lease expense is not expected to change materially as a result of adoption of the new guidance. The Company changed its disclosures related to leasing beginning in 2019, refer to Note 10.

In August 2017, the FASB issued guidance that amends the hedge accounting rules to better portray the economic results of risk management activities in the financial statements and also to make targeted improvements to simplify the application of hedge accounting guidance. The guidance was adopted by the Company in the first quarter of 2019 and adoption did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income.  The guidance requires the Company to disclose a description of the Company’s accounting policy for releasing income tax effects from accumulated other comprehensive income and whether the Company elects to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act, along with information about other income tax effects that are reclassified.  The Company elected to early adopt this guidance during the fourth quarter of fiscal 2018. The Company had $20.2 million of net stranded income tax effects out of accumulated other comprehensive income and into retained earnings with no impact to total shareholders' equity or net income.

Recently Issued Accounting Standards

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the FASB. The Company determined that all ASUs not yet adopted to be either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

Note 3 - Restructuring and Other Costs

Restructuring and other costs as reported on the condensed consolidated statement of income are summarized as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Restructuring costs	$1.3	$5.3
Restructuring related costs	2.7	8.1
Other charges	2.9	—
Total restructuring and other costs	$6.9	$13.4

In 2019, restructuring costs represent the 2017 Restructuring Plan focused on aligning the Company's cost structure to its environment. In 2018, restructuring costs include costs related to the 2016 Restructuring Plan focused on plant closures in Latin America and the 2017 Plan. The 2016 Plan was completed in the fourth quarter of 2018. Refer to Note 4 — Restructuring Plans for details on the 2017 Plan regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Restructuring related costs primarily include professional fees for consultants related to the Company's Agility plan.

Other charges in the first quarter of 2019 consist primarily of professional fees associated with the Company's announced transaction with Amcor.

Note 4 — Restructuring Plans

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

The Company expects total 2017 Plan pre-tax restructuring costs of approximately $65 to $70 million, which includes $29 to $31 million in employee termination costs, $22 to $24 million in fixed asset related expenses, and $14 to $15 million in other restructuring project costs, including the movement and re-installation of equipment. Expenses in the three months ended March 31, 2019 were $1.3 million.

The estimated 2017 Plan costs are as follows:

(in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Corporate	Total
2017 net expense accrued	$13.4	$20.7	$1.5	$3.5	$39.1
2018 net expense accrued	9.6	7.3	1.9	0.5	19.3
2019 first quarter net expense accrued	0.3	0.7	0.2	0.1	1.3
Expense incurred to date	23.3	28.7	3.6	4.1	59.7
Estimated future expense	6.4	3.6	0.2	—	10.2
Estimated costs of program	$29.7	$32.3	$3.8	$4.1	$69.9

An analysis of the 2017 Plan accruals follows:

(in millions)	Employee Costs	Fixed Asset Related	Other Costs	Total Restructuring Costs
Reserve balance at December 31, 2018	$6.9	$—	$4.0	$10.9
Net expense accrued	0.2	0.1	1.0	1.3
Utilization (cash payments or otherwise settled)	(1.3)	(0.1)	(0.9)	(2.3)
Translation adjustments and other	—	—	—	—
Reserve balance at March 31, 2019	$5.8	$—	$4.1	$9.9

The 2017 Plan is expected to be completed by the end of 2020. Cash payments in the twelve months ended December 31, 2018 and 2017 were $17.4 million and $6.8 million, respectively. Cash payments in the three months ended March 31, 2019 were $2.3 million. The costs related to restructuring activities have been recorded on the condensed consolidated statement of income as restructuring and other costs. The accruals related to restructuring activities have primarily been recorded on the condensed consolidated balance sheet as other current liabilities.

Note 5 — Financial Assets and Financial Liabilities Measured at Fair Value

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments include cash and cash equivalents, trade receivables, accounts payable, short-term borrowings, and long-term debt.  At March 31, 2019 and December 31, 2018, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s long-term debt represent non-active market exchange-traded securities which are valued at quoted prices or using input prices that are directly observable or indirectly observable through corroboration with observable market data.  The carrying values and estimated fair values of long-term debt at March 31, 2019 and December 31, 2018 follow:

	March 31, 2019		December 31, 2018
(in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, less current portion	$1,395.0	$1,406.0	$1,348.6	$1,342.0

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

	Fair Value As of	Fair Value As of
	March 31, 2019	December 31, 2018
(in millions)	(Level 2)	(Level 2)
Interest rate swaps — net asset (liability) position	$0.6	$(2.7)

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

The Company enters into forward exchange contracts to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables.  Forward exchange contracts generally have maturities of less than six months and relate primarily to the U.S. dollar for the Company’s Brazilian operations.  The Company has not designated these derivative instruments as hedging instruments.  At March 31, 2019 and December 31, 2018, the Company had outstanding forward exchange contracts with notional amounts of $3.9 million and $0.3 million, respectively.  The net settlement amount (fair value) related to active forward exchange contracts is recorded on the balance sheet as either a current or long-term asset or liability and as an element of other operating income which offsets the related transaction gains or losses. The net settlement amounts are immaterial for all periods presented.

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

The fair values, balance sheet presentation, and the hedge designation status of derivative instruments at March 31, 2019 and December 31, 2018 are presented in the table below:

		Fair Value (Level 2) As of
(in millions)	Balance Sheet Location	March 31, 2019	December 31, 2018
Asset Derivatives
Interest rate swaps — designated as hedge	Deferred charges and other assets	$0.6
Liability Derivatives
Interest rate swaps — designated as hedge	Other liabilities and deferred credits		$2.7

The income statement impact of derivatives is presented in the table below:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivatives	2019	2018
Designated as hedges
Interest rate swaps	Interest expense	$(0.1)	$(0.6)
Not designated as hedges
Forward exchange contracts	Other operating income	0.1	(0.3)
Total		$—	$(0.9)

Note 7 — Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value.  Inventory values using the FIFO method of accounting approximate replacement cost.  Inventories are summarized as follows:

(in millions)	March 31, 2019	December 31, 2018
Raw materials and supplies	$203.9	$197.4
Work in process and finished goods	436.2	422.1
Total inventories	$640.1	$619.5

Note 8 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable business segment follow:

(in millions)	U.S. Packaging Segment	Rest of World Packaging	Total
Reported balance at December 31, 2018	$632.3	$212.9	$845.2
Currency translation	0.2	(0.2)	—
Reported balance at March 31, 2019	$632.5	$212.7	$845.2

Accumulated goodwill impairment losses were $196.6 million as of March 31, 2019 and December 31, 2018 related to the Latin America Packaging segment.

The components of other intangible assets follow:

	March 31, 2019		December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$9.4	$(1.7)	$9.1	$(1.5)
Technology based	79.4	(62.0)	79.3	(60.9)
Marketing related	12.9	(9.2)	12.9	(9.1)
Customer based	205.1	(116.5)	205.3	(113.7)
Reported balance	$306.8	$(189.4)	$306.6	$(185.2)

Amortization expense for intangible assets was $4.1 million and $4.2 million during the first three months of 2019 and 2018, respectively. Estimated future amortization expense for intangible assets follows:

(in millions)	Amortization
Remainder of 2019	$12.3
2020	15.7
2021	13.9
2022	12.3
2023	11.7
2024	9.8

Note 9 — Components of Net Periodic Benefit Cost

Benefit costs for defined benefit pension and other postretirement plans are shown below.  The funding policy and assumptions disclosed in the Company’s 2018 Annual Report on Form 10-K are expected to continue unchanged throughout 2019.

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(in millions)	2019	2018	2019	2018
Service cost - benefits earned during the period	$2.3	$1.9	$—	$—
Interest cost on projected benefit obligation	7.0	6.7	—	—
Expected return on plan assets	(10.6)	(10.8)	—	—
Amortization:
Prior service cost	0.3	0.2	—	—
Actuarial net loss (gain)	2.6	4.2	(0.3)	(0.3)
Net periodic benefit cost	$1.6	$2.2	$(0.3)	$(0.3)

Service cost is recorded in cost of products sold and selling, general, and administrative expenses in the income statement. All other components are recorded within other non-operating income.

Costs for defined contribution pension plans were $6.6 million and $7.1 million for the three months ended March 31, 2019 and 2018, respectively.

Note 10 — Leases

The Company has operating leases for certain manufacturing sites, office space, warehouses, land, vehicles and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods the Company is reasonably certain to exercise. The Company has elected to combine lease and non-lease components for all asset classes other than real estate, vehicles and equipment. Short term leases with a term of twelve months or less, including reasonably certain holding periods, are not recorded on the balance sheet. The Company's leases do not contain any material residual value guarantees or material restrictive covenants. At March 31, 2019, the Company does not have material lease commitments that have not commenced.

The components of lease expense were as follows:

(in millions)	Three Months Ended March 31,
Income Statement Location	2019
Operating leases
Cost of products sold	$1.3
Selling, general and administrative expenses	0.9
Total operating lease cost (1)	$2.2

(1)	Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

(in millions)	Balance Sheet Location	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$51.1
Total operating lease assets		51.1

Liabilities
Current operating lease liabilities	Other current liabilities	6.0
Noncurrent operating lease liabilities	Operating lease liabilities	45.2
Total operating lease liabilities		$51.2

As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date to determine the present value of lease payments.

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
(in millions)	2019
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$2.1
Right-of-use assets obtained in exchange for lease obligations	$0.2

Maturities of lease liabilities were as follows:

(in millions)	Operating Leases
Remainder of 2019	$6.2
2020	7.5
2021	6.7
2022	5.6
2023	5.0
After 2023	36.1
Total lease payments	67.1
Less: imputed interest	15.9
Present value of lease liabilities	$51.2

The Company’s future minimum lease commitments as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

(in millions)	Operating Leases
2019	$7.7
2020	6.7
2021	6.0
2022	5.6
2023	4.7
Thereafter	30.6
Total minimum obligations	$61.3

The weighted average remaining lease term and discount rate are as follows:

March 31, 2019
Weighted Average Remaining Lease Term
Operating Leases	11.1 years
Weighted Average Discount Rate
Operating Leases	5.1%

Note 11 — Income Taxes

The primary difference in the effective income tax rate between the first quarter of 2019 and 2018 results from changes in the geographic mix of income. The difference between our overall tax rate and the U.S. statutory rate of 21 percent principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which we operate. In addition, the Company's first quarter results include a discrete income tax expense of approximately $0.2 million and an income tax benefit of approximately $0.4 million, in 2019 and 2018, respectively, related to employee share-based payment accounting.

The U.S. corporate statutory tax rate was reduced to 21 percent as the result of tax legislation enacted in December 2017 commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The Company recorded the final adjustments to the provisional impact of the TCJA in the fourth quarter of 2018.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (loss) are as follows:

(in millions)	Foreign Currency Translation	Pension And Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
December 31, 2017	$(291.1)	$(103.4)	$(394.5)
Other comprehensive income (loss) before reclassifications	15.6	—	15.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.0	3.0
Net current period other comprehensive income (loss)	15.6	3.0	18.6
March 31, 2018	$(275.5)	$(100.4)	$(375.9)

December 31, 2018	$(385.4)	$(140.1)	$(525.5)
Other comprehensive income (loss) before reclassifications	2.0	—	2.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.9	1.9
Net current period other comprehensive income (loss)	2.0	1.9	3.9
March 31, 2019	$(383.4)	$(138.2)	$(521.6)

The following table summarizes amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(in millions)	2019	2018
Pension and postretirement costs (See Note 9)	$2.6	$4.1
Tax benefit	(0.7)	(1.1)
Pension and postretirement costs, net of tax	$1.9	$3.0

Accumulated other comprehensive income (loss) associated with pension and other postretirement liability adjustments are net of tax effects of $46.7 million and $47.3 million as of March 31, 2019 and December 31, 2018, respectively.

Note 13 — Earnings Per Share Computations

A reconciliation of basic and diluted earnings per share is below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018
Numerator
Net income	$60.4	$47.6

Denominator
Weighted average common shares outstanding — basic	91.2	91.0
Dilutive shares	0.8	0.2
Weighted average common and common equivalent shares outstanding — diluted	92.0	91.2

Per common share income
Basic	$0.66	$0.52
Diluted	$0.66	$0.52

Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. There were no excluded stock awards for the three months ended March 31, 2019. The excluded stock awards represented an aggregate of 0.8 million shares for the three months ended March 31, 2018.

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

The Company's reserve for environmental liabilities at March 31, 2019 and December 31, 2018 was $0.3 million and is included in other liabilities and deferred credits on the accompanying condensed consolidated balance sheet.

Brazil Tax Dispute - Goodwill Amortization

During October 2013, Dixie Toga, Ltda ("Dixie Toga"), a Bemis subsidiary, received an income tax assessment in Brazil for the tax years 2009 through 2011 that relates to the amortization of certain goodwill generated from the acquisition of Dixie Toga.  The income tax assessed for those years is approximately $9.8 million, translated to U.S. dollars at the March 31, 2019 exchange rate. The Company expects that tax examinations for years after 2011 will include similar assessments as the Company continues to claim the tax benefits associated with the goodwill amortization. An ultimate adverse resolution on these assessments, including interest and penalties, could be material to the Company's condensed consolidated results of operations and/or cash flows.

The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes it is more likely than not the tax benefit will be sustained in its entirety and consequently has not recorded a liability. In May of 2017, the Company received a favorable administrative decision. The government is appealing this decision to the next administrative level. The Company intends to litigate the matter if it is not resolved at the administrative appeals levels. The ultimate outcome could take several years.  At this time, the Company believes that final resolution of the assessment will not have a material impact on the Company's condensed consolidated financial statements.

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

Sales to the Kraft Heinz Company, and its subsidiaries, accounted for approximately 11 percent of the Company's sales for the three months ended March 31, 2019 and 2018. The Company sells to Kraft Heinz primarily through its U.S. Packaging segment.

A summary of the Company’s business activities reported by its three business segments follows:

	Three Months Ended March 31,
Business Segments (in millions)	2019	2018
Sales including intersegment sales:
U.S. Packaging	$681.8	$676.1
Latin America Packaging	143.4	170.5
Rest of World Packaging	193.4	196.1

Intersegment sales:
U.S. Packaging	(12.9)	(10.1)
Latin America Packaging	(1.3)	(1.1)
Rest of World Packaging	(3.0)	(4.1)
Total net sales	$1,001.4	$1,027.4

Segment operating profit
U.S. Packaging	$91.5	$87.2
Latin America Packaging (1)	11.9	8.0
Rest of World Packaging	20.1	16.5

Restructuring and other costs	6.9	13.4
General corporate expenses	19.5	17.8

Operating income	97.1	80.5

Interest expense	18.5	18.9
Other non-operating income	(1.8)	(0.9)

Income before income taxes	$80.4	$62.5

(1)
In the first quarter of 2019, the Company recognized a non-cash benefit for Brazil tax credits as a result of a final Brazilian court decision related to indirect taxes previously paid. The benefit was $5.8 million pre-tax and $3.8 million net of taxes. Please refer to the Reconciliation of Non-GAAP Earnings per share in this release. As reported in its Annual Report on Form 10-K, in the fourth quarter of 2018, the Company recognized a non-cash benefit of $15.3 million pre-tax and $10.1 million net of taxes related to the same topic. The additional amount was recorded in the first quarter of 2019 after the Company completed its analysis of the benefit to which it is entitled under the Brazilian court decision in 2018.

A summary of the Company’s net sales by geographic area reported by its three business segments follows:

	Three Months Ended March 31, 2019
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$668.9	$—	$66.2	$735.1
Brazil	—	93.8	—	93.8
Other Americas	—	48.3	—	48.3
Europe	—	—	81.1	81.1
Asia-Pacific	—	—	43.1	43.1
Total	$668.9	$142.1	$190.4	$1,001.4

	Three Months Ended March 31, 2018
Net sales by geographic area (in millions)	U.S. Packaging	Latin America Packaging	Rest of World Packaging	Total
Net sales (1):
United States	$666.0	$—	$59.3	$725.3
Brazil	—	112.1	—	112.1
Other Americas	—	57.3	—	57.3
Europe	—	—	85.4	85.4
Asia-Pacific	—	—	47.3	47.3
Total	$666.0	$169.4	$192.0	$1,027.4

(1)	Net sales are attributed to geographic areas based on location of the Company’s manufacturing or selling operation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 and 2018

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2019		2018
Net sales	$1,001.4	100.0%	$1,027.4	100.0%
Cost of products sold	799.2	79.8	829.4	80.7
Gross profit	202.2	20.2	198.0	19.3

Operating expenses
Selling, general, and administrative expenses	97.1	9.7	96.9	9.4
Research and development costs	9.7	1.0	10.0	1.0
Restructuring and other costs	6.9	0.7	13.4	1.3
Other operating income	(8.6)	(0.9)	(2.8)	(0.3)
Operating income	97.1	9.7	80.5	7.8

Interest expense	18.5	1.8	18.9	1.8
Other non-operating income	(1.8)	(0.2)	(0.9)	(0.1)
Income before income taxes	80.4	8.0	62.5	6.1

Income tax provision	20.0	2.0	14.9	1.5

Net income	$60.4	6.0%	$47.6	4.6%

Effective income tax rate		24.9%		23.8%

Diluted earnings per share	$0.66		$0.52

Adjusted diluted earnings per share (1)	$0.67		$0.63

(1)	Refer to "Presentation of Non-GAAP Financial Information"

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

Additionally, the political instability and incrementally challenging economic environment in Brazil have been impacting our business. As consumers, retailers, and our customers react to the situation in the region, our unit volumes and mix of products sold have been adversely impacted. In recent years, the challenges associated with the economic environment in Brazil put pressure on our sales and earnings. We are mitigating the profit impact of these headwinds through our cost savings efforts.

Restructuring

Refer to Note 5 - Restructuring Plans for details of the 2017 Plan regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

2017 Restructuring and Cost Savings Plan ("2017 Plan")

During the second quarter of 2017, we initiated restructuring activities to improve efficiency and profitability that further position us for long-term success.  We announced the remaining details of the 2017 Plan during the third quarter of 2017.  The 2017 Plan includes the following actions:  the closure of four manufacturing facilities for which business will be relocated to existing facilities, the closure of an additional manufacturing facility for which business will not be relocated, the consolidation of office space, and the reduction of our administrative support cost structure, which includes the elimination of 500 positions.  The total program cost is estimated at $110 to $125 million, including $65 to $70 million in total pre-tax restructuring charges, $35 to $45 million in pre-tax other plan-related costs and approximately $10 million in capital investment related to executing the 2017 Plan.  We expect an annual pre-tax savings run rate of approximately $65 million in 2019 from the 2017 Plan.

                During the three months ended March 31, 2019, we recorded restructuring charges totaling $1.3 million.  Restructuring charges in 2019 consisted of employee termination costs, fixed asset related costs, and other costs which include inventory write offs and employee claims.

                The 2017 Plan is expected to be completed by the end of 2020.  Total restructuring and other plan-related cash payments for the 2017 Plan are expected to be approximately $65 to $70 million.  Cash payments during the three months ended March 31, 2019 were $10.7 million.  Cash payments during the twelve months ended December 31, 2018 were $35.6 million.  We expect total restructuring and other plan-related payments of approximately $24 million in 2019 and the balance in 2020.

Results of Operations — First Quarter 2019

Consolidated Overview

(in millions, except per share amounts)	2019	2018
Net sales	$1,001.4	$1,027.4
Net income	60.4	47.6
Diluted earnings per share	0.66	0.52
Adjusted diluted earnings per share (1)	0.67	0.63

(1)	Refer to "Presentation of Non-GAAP Financial Information"

Net sales for the first quarter of 2019 decreased 2.5 percent compared to the same period of 2018. The impact of currency translation reduced net sales by 4.2 percent. Total Company organic sales growth of 1.7 percent reflects increased price and mix, partially offset by select lower unit volumes; please refer to segment commentary below.

Diluted earnings per share for the first quarter of 2019 were $0.66 compared to $0.52 reported in the same quarter of 2018. Adjusted diluted earnings per share for the first quarter of 2019 were $0.67 compared to $0.63 reported in the same quarter of 2018. Diluted earnings per share for 2019 included a $0.03 per share charge for restructuring costs related primarily to plant closures in the Latin America and U.S. Packaging segments and reductions in our administrative support cost structure. Diluted earnings per share for 2019 also included a $0.02 per share charge for other costs related to the pending transaction with Amcor and a $0.04 per share benefit related to a final Brazilian court decision related to indirect taxes previously paid. Results for the first quarter of 2018 included an $0.11 per share charge for restructuring costs related primarily to the 2016 Restructuring Plan focused on plant closures in Latin America and the 2017 Restructuring Plan focused on aligning our cost structure to the business environment in which we operate.

U.S. Packaging Business Segment

(dollars in millions)	2019	2018
Net sales	$668.9	$666.0
Operating profit	91.5	87.2
Operating profit as a percentage of net sales	13.7%	13.1%

U.S. Packaging net sales of $668.9 million for the first quarter of 2019 increased 0.4 percent compared to the first quarter of 2018. Net sales include the contractual pass-through of lower raw material input prices versus one year ago. Compared to the prior first quarter, unit volumes were up approximately one percent. Excluding the impact of the Company’s exit of infant care business at its Shelbyville, Tennessee facility, unit volumes would have been up approximately two percent.

U.S. Packaging operating profit was $91.5 million in the first quarter of 2019, or 13.7 percent of net sales, compared to $87.2 million, or 13.1 percent of net sales, in the first quarter of 2018. Increased operating profit was driven by the benefits of cost savings from the Company’s Agility plan.

Latin America Packaging Business Segment

(dollars in millions)	2019	2018
Net sales	$142.1	$169.4
Operating profit	11.9	8.0
Operating profit as a percentage of net sales	8.4%	4.7%

Latin America Packaging net sales of $142.1 million for the first quarter of 2019 represented a decreased 16.1 percent compared to the first quarter of 2018. Currency translation and the impact of implementing high inflation accounting in the Company’s business in Argentina decreased net sales by 20.3 percent. Remaining organic sales growth of 4.2 percent reflects increased selling prices and improved mix, partially offset by decreased unit volumes of approximately fourteen percent driven primarily by some laundry detergent packaging volume in Brazil that is converting to another packaging format.

Latin America Packaging operating profit increased to $11.9 million in the first quarter of 2019, or 8.4 percent of net sales, compared to $8.0 million, or 4.7 percent of net sales, in 2018. Compared to the prior first quarter, the net impact of currency translation decreased operating profit by $0.7 million. Additionally, the implementation of high inflation accounting in the Company’s Argentina business negatively impacted operating profit by $1.0 million.  During the first quarter of 2019, the Company recorded a $5.8 million non-cash pre-tax benefit related to Brazil tax credits as a result of a final Brazilian court decision related to indirect taxes previously paid. The remaining $0.2 million decrease in Latin America Packaging operating profit compared to the first quarter of 2018 was driven by the impact of decreased volume from the laundry detergent packaging that is converting to another packaging format, partially offset by the benefits of the Company’s Agility plan.

Rest of World Packaging Business Segment

(dollars in millions)	2019	2018
Net sales	$190.4	$192.0
Operating profit	20.1	16.5
Operating profit as a percentage of net sales	10.6%	8.6%

Rest of World Packaging net sales of $190.4 million for the first quarter of 2019 represented a decrease of 0.8 percent compared to the first quarter of 2018. Currency translation reduced net sales by 4.7 percent. Organic sales growth of 3.9 percent reflects increased price and mix, partially offset by decreased unit volumes of approximately five percent, driven by comparison to an exceptionally strong first quarter of 2018 in the Company’s Asia Pacific business. Sales volume in the Company’s healthcare packaging business increased versus the prior first quarter.

Rest of World Packaging operating profit increased to $20.1 million in the first quarter of 2019, or 10.6% of net sales, compared to $16.5 million, or 8.6 percent of net sales, in 2018. The net impact of currency translation decreased operating profit during the first quarter by $0.7 million. The increase in operating profit in Rest of World Packaging was driven by increased sales volume in the Company’s healthcare packaging business and strong operational performance across the segment.

Consolidated Selling, General, and Administrative Expenses

(dollars in millions)	2019	2018
Selling, general, and administrative expenses (SG&A)	$97.1	$96.9
SG&A as a percentage of net sales	9.7%	9.4%

SG&A expenses were in line with the prior year, reflecting strong cost controls to offset normal inflation.

Restructuring and Other Costs

(dollars in millions)	2019	2018
Restructuring and other costs	$6.9	$13.4
Restructuring and other costs as a percentage of net sales	0.7%	1.3%

In 2019, restructuring costs represent the 2017 Restructuring Plan focused on aligning the Company's cost structure to its environment. In 2018, restructuring costs include costs related to the 2016 Restructuring Plan focused on plant closures in Latin America and the 2017 Plan. The 2016 Plan was completed in the fourth quarter of 2018. Refer to Note 4 - Restructuring Plans for details on the 2017 Plan regarding expenses incurred and cash payments to date, in addition to disaggregation of costs by segment and cost category.

Other costs in the first quarter of 2019 consist primarily of professional fees associated with the Company's announced transaction with Amcor.

Other Operating Income

(dollars in millions)	2019	2018
Other operating income	$(8.6)	$(2.8)

In 2019, other operating income increased due to a $5.8 million pre-tax, non-cash, benefit for Brazil tax credits as a result of a final Brazilian court decision related to indirect taxes previously paid.

Interest Expense

(dollars in millions)	2019	2018
Interest expense	$18.5	$18.9
Effective interest rate	5.3%	4.8%

Interest expense decreased modestly compared to the prior year first quarter reflecting the benefit of lower debt levels in 2019, partially offset by higher effective interest rates.

Other Non-operating Income

(in millions)	2019	2018
Other non-operating income	$(1.8)	$(0.9)

Other non-operating income in 2019 includes interest income of $0.8 million and non-operating pension income of $1.0 million. Other non-operating income in 2018 includes interest income of $0.9 million.

Consolidated Income Taxes

(dollars in millions)	2019	2018
Income taxes	$20.0	$14.9
Effective tax rate	24.9%	23.8%

The primary difference in the effective income tax rate between the first quarter of 2019 and 2018 results from changes in the geographic mix of income. The difference between our overall tax rate and the U.S. statutory rate of 21 percent principally relates to state and local income taxes, net of federal income tax benefits, and the differences between tax rates in the various foreign jurisdictions in which we operate. In addition, our first quarter results included a discrete income tax expense of approximately $0.2 million and $0.4 million in 2019 and 2018, respectively, related to employee share-based payment accounting. We expect similar discrete income tax impacts in future years that will vary dependent upon the value of share-based payouts in those years.

The U.S. corporate statutory tax rate was reduced to 21% as the result of the Tax Cuts and Jobs Act (“TCJA”) of 2017 signed on December 22, 2017. The Company recorded the final adjustments to the provisional impact of the TCJA in the fourth quarter of 2018.

We expect the effective income tax rate for the full year of 2019 to be approximately 24%.

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

A reconciliation of reported diluted earnings per share to adjusted diluted earnings per share for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended March 31,
	2019	2018
Diluted earnings per share, as reported	$0.66	$0.52

Non-GAAP adjustments per share, net of taxes:
Restructuring and related costs (1)	0.03	0.11
Other costs (2)	0.02	—
Brazil tax credits (3)	(0.04)	—

Diluted earnings per share, as adjusted	$0.67	$0.63

(1)
Restructuring and related costs include the 2016 restructuring plan focused on plant closures in Latin America and the 2017 restructuring plan focused on aligning the Company's cost structure to its environment. Restructuring related costs primarily include professional fees for consultants.

(2)	Other costs include costs related to the pending transaction with Amcor.

(3)
In the first quarter of 2019, the Company recognized a non-cash benefit for Brazil tax credits as a result of a final Brazilian court decision related to indirect taxes previously paid. The benefit was $5.8 million pre-tax and $3.8 million net of taxes. As reported in its Annual Report on Form 10-K, in the fourth quarter of 2018, the Company recognized a non-cash benefit of $15.3 million pre-tax and $10.1 million net of taxes related to the same topic. The additional amount was recorded in the first quarter of 2019 after the Company completed its analysis of the benefit to which it is entitled under the Brazilian court decision in 2018.

A reconciliation of total debt to net debt at March 31, 2019 and December 31, 2018 follows:

(in millions)	March 31, 2019	December 31, 2018
Current portion of long-term debt	$1.7	$1.8
Short-term borrowings	12.7	10.2
Long-term debt, less current portion	1,395.0	1,348.6
Total debt	1,409.4	1,360.6
Less cash and cash equivalents	(57.7)	(76.1)
Net debt	$1,351.7	$1,284.5

The components of changes in net sales for the three months ended March 31, 2019 follow:

Three Months Ended March 31, 2019
Percent Change YoY
U.S. Packaging:
Organic sales growth (decline)	0.4%
U.S. Packaging	0.4%

Latin America Packaging:
Currency effect	(20.3)%
Organic sales growth (decline)	4.2%
Latin America Packaging	(16.1)%

Rest of World Packaging:
Currency effect	(4.7)%
Organic sales growth (decline)	3.9%
Rest of World Packaging	(0.8)%

Total Company:
Currency effect	(4.2)%
Organic sales growth (decline)	1.7%
Total change in net sales	(2.5)%

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

Liquidity and Capital Resources

Net Debt to Total Capitalization

Net debt to total capitalization (which includes total debt net of cash balances divided by total debt net of cash balances plus equity) was 52.0 percent and 51.4 percent at March 31, 2019 and December 31, 2018, respectively.  Total debt as of March 31, 2019 and December 31, 2018 was $1.4 billion.

Cash Flow

Net cash provided by operating activities was $1.5 million for the first three months of 2019, compared to $54.3 million for the first three months of 2018. Compared to the prior year, lower cash flow from operating activities primarily reflected a use of cash to fund accounts payable; this was within the range of the Company’s expectation for the quarter, which considered the Company’s exceptional cash flow performance during the fourth quarter of 2018.

Net cash used in investing activities was $28.4 million for the first three months of 2019 compared to $46.1 million for the same period of 2018. Capital expenditures were $28.6 million for the first three months of 2019 compared to $46.2 million for the first three months of 2018.

Net cash provided by financing activities was $8.4 million for the three months ended March 31, 2019, compared to $22.5 million used by financing activities for the same period of 2018. The change in cash flows from financing activities in the first quarter of 2019 is primarily due to an increase in outstanding debt used to finance working capital needs during the first quarter of 2019.

Available Financing

In addition to using cash provided by operating activities, we issue commercial paper to meet our short-term liquidity needs.  As of March 31, 2019, our commercial paper debt outstanding was $93.3 million.

On July 22, 2016, we amended our $1.1 billion revolving credit facility, extending the term of the agreement from August 12, 2018 to July 22, 2021. Our revolving credit facility is supported by a group of major U.S. and international banks.  Covenants imposed by the revolving credit facility include a minimum net worth calculation and a maximum ratio of debt to total capitalization as defined in our credit agreement.  As of March 31, 2019, there was $93.3 million of commercial paper outstanding supported by this credit facility, leaving approximately $1.0 billion of available credit.  If we were not able to issue commercial paper, we would expect to meet our financial liquidity needs by accessing the bank market, which would increase our borrowing costs.  Any borrowings under the credit agreement would be subject to a variable interest rate. We are in compliance with all debt covenants.

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

New Accounting Pronouncements

Refer to Note 2 — New Accounting Guidance in the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to retirement benefits, intangible assets, and expected future performance of operations.  Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates and Judgments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2019.  For additional information, refer to Note 5 and Note 6 to the Condensed Consolidated Financial Statements and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 1A.  RISK FACTORS

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We believe that at March 31, 2019, there has been no material change to this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our equity securities in the three months ended March 31, 2019. As of March 31, 2019, under authority granted by the Board of Directors, we have remaining authorization to repurchase an additional 18,187,211 shares of our common stock.

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

BEMIS COMPANY, INC.

Date	April 26, 2019	/s/ Michael B. Clauer
Michael B. Clauer, Senior Vice President and Chief Financial Officer